Form 10-K
period 1994-01-27
LONGS DRUG STORES CORP
filed 1994-04-15
CIK 764762

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549

                                     FORM 10-K
- -------------------------------------------------------------------------------


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended January 27, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978



                       LONGS DRUG STORES CORPORATION
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  Maryland                                  68-0048627
     ---------------------------------                -------------------
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)



            141 North Civic Drive
          Walnut Creek, California                             94596
   --------------------------------------                    --------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP Code)


Registrant's telephone number, including area code:   (510) 937-1170

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
          -------------------                      -----------------------


             Common Stock                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

- -------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X       No
                                  ---          ---
               The Exhibit Index is located on page 4 of this form.



                        (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on April 5, 1994, was approximately $690,767,027.

There were 20,850,197 shares of common stock outstanding as of April 5, 1994.




                     DOCUMENTS INCORPORATED BY REFERENCE

The Longs Drug Stores Corporation Annual Report to Shareholders for the year ended January 27, 1994 (hereinafter referred to as the Annual Report), has been incorporated by reference into:

                   Part I   -   Items 1 and 2
                   Part II  -   Items 5, 6, 7, and 8
                   Part IV  -   Item 14(a)(1)

The definitive proxy statement filed April 5, 1994, involving the election of directors, has been incorporated by reference into Part III, Items 10, 11, 12, and 13.



                         (Cover page 2 of 2 pages)

                                     PART I


ITEM 1.   BUSINESS

The Company's business is highly competitive. It competes in the retail drug industry with local and national chains as well as with independent merchants. Merchandise of the kind sold by the Company can be found in variety stores, discount houses, supermarkets, and other retail facilities.

The remainder of the information required by this item is contained in the Annual Report under the headings "DESCRIPTION OF THE COMPANY" (page 12), "MANAGEMENT'S DISCUSSION AND ANALYSIS" (page 12), and "QUARTERLY FINANCIAL DATA (UNAUDITED) AND FIVE YEAR SELECTED FINANCIAL DATA" (page 19). Such information is hereby incorporated by reference and filed herewith.

ITEM 2.   PROPERTIES

The information required by this item is contained in the Annual Report under the heading "DESCRIPTION OF THE COMPANY" (page 12). Such information is hereby incorporated by reference and filed herewith.

ITEM 3.   LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter period covered by this report.

                                   PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

The information required by this item is contained in the Annual Report under the headings "STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY" (page 16), "STOCKHOLDERS' EQUITY" (page 18), "QUARTERLY FINANCIAL DATA (UNAUDITED) AND FIVE
YEAR SELECTED FINANCIAL DATA" (page 19), and "STOCK LISTING" (page 20).   Such
information is hereby incorporated by reference and filed herewith.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is contained in the Annual Report under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS" (page 12), and "QUARTERLY FINANCIAL DATA (UNAUDITED) AND FIVE YEAR SELECTED FINANCIAL DATA" (page 19). Such information is hereby incorporated by reference and filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained in the Annual Report under the headings "TO OUR SHAREHOLDERS" (pages 3, 4, 6, and 8) and "MANAGEMENT'S DISCUSSION AND ANALYSIS" (page 12). Such information is hereby incorporated by reference and filed herewith.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in the Annual Report (pages 13 through 19). Such information is hereby incorporated by reference and filed herewith.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is contained in a definitive proxy statement filed April 5, 1994, with the Securities and Exchange Commission. Such information is hereby incorporated by reference. Certain information relating to executive officers of the Company appears at page 3 of this Form 10-K Annual Report.

Items 11, 12, and 13 are omitted since the Company filed on April 5, 1994, with the Securities and Exchange Commission a definitive proxy statement, involving the election of directors, for the Annual Meeting on May 17, 1994. Such information is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are now executive officers of the Company and the Board of Directors intends to reappoint them to their current offices.

                                                            EXECUTIVE OFFICER'S
                                 PRIMARY EXECUTIVE               POSITION
NAME                AGE       POSITION WITH REGISTRANT       HELD SINCE(1)(2)
- ----------------   -----   ------------------------------   -------------------

R. M. Long           55    Chairman of the Board                    1991
                           Chief Executive Officer(3)               1977

S. D. Roath          53    President(3)                             1991

B. M. Brandon        55    Senior Vice President                    1988

G. A. Duey           61    Senior Vice President                    1988


O. D. Jones          55    Senior Vice President, Properties and    1975
                           Secretary

R. A. Plomgren       60    Senior Vice President, Development(3)    1976

D. R. Wilson         52    Senior Vice President, Marketing         1988

W. G. Combs          63    Vice President, Administration,          1961
                           Corporate Relations(3)

G. L. White          53    Vice President, Controller               1988

- ---------------

(1)Each officer is appointed for a one-year term.

(2)All of the executive officers of the Company have been employed by the Company for at least the past five years in executive capacities or in related areas of responsibility.

(3)Also serves as a Director of the Company.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)    FINANCIAL STATEMENTS
          ----------------------------------------------------------------------

          The following financial statements and independent auditors' report appearing in the Annual Report, on pages 13 through 19, are incorporated herein by reference:

               Statements of Consolidated Income for the fiscal years ended January 27, 1994, January 28, 1993 and January 30, 1992.

               Consolidated Balance Sheets as of January 27, 1994 and January 28, 1993.

               Statements of Consolidated Cash Flows for the fiscal years ended January 27, 1994, January 28, 1993, and January 30, 1992.

               Statements of Consolidated Stockholders' Equity for the fiscal years ended January 27, 1994, January 28, 1993, and January 30, 1992.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report.



(a)(2) FINANCIAL STATEMENT SCHEDULES for the fiscal years ended January 27, 1994, January 28, 1993, and January 30, 1992.
          ----------------------------------------------------------------------

                                                                          Page
                                                                         Number

          Independent Auditors' Report on Financial Statement
          Schedules . . . . . . . . . . . . . . . . . . . . . . . . . .     9

          Schedule
           Number

             V   Property, Plant and Equipment. . . . . . . . . . . . .    10
             VI  Accumulated Depreciation of Property, Plant
                 and Equipment. . . . . . . . . . . . . . . . . . . . .    11
             X   Supplementary Income Statement Information . . . . . .    12


(a)(3)    EXHIBITS
          ----------------------------------------------------------------------

          Exhibit                                                         Page
            No.                                                          Number

          3. Articles of Incorporation and By-Laws

             a. A copy of the Articles of Incorporation and By-Laws of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on March 18, 1985, as Exhibit 3 to Form S-14, Registration No. 2-96486.

         Exhibit                                                          Page
         Number:                                                         Number

         10. Material Contracts

             a. A copy of the 1980 Employees' Stock Option Plan of Longs Drug Stores, Inc., is incorporated herein by reference as previously filed with the Commission on April 22, 1980, as Exhibit B to the Company's proxy statement.

             b. A copy of the 1975 Employees' Stock Option Plan of Longs Drug Stores, Inc., is incorporated herein by reference as previously filed with the Commission on April 23, 1976, as Exhibit 1B to Form S-8,
                 Registration No. 2-56127.

             c. A copy of the Stock Option Agreement of Longs Drug Stores, Inc., dated February 8, 1980, is incorporated herein by reference as previously filed with the Commission on April 8, 1980, as Exhibit 2C to Post-Effective Amendment No. 3 to Form S-8, Registration No. 2-56127.

             d. A copy of the Stock Option Agreement of Longs Drug Stores, Inc., dated January 17, 1980, is incorporated herein by reference as previously filed with the Commission on April 8, 1980, as Exhibit 2B to Post-Effective Amendment No. 3 to Form S-8, Registration No. 2-56127.

             e. A copy of the Stock Option Agreement of Longs Drug Stores, Inc., dated April 29, 1977, is incorporated herein by reference as previously filed with the Commission on April 17, 1978, as Exhibit 2C to Post-Effective Amendment No. 2 to Form S-8, Registration No. 2-56127.

             f. A copy of the Amendment to the 1980 Employees' Stock Option Plan of Longs Drug Stores, Inc., is incorporated herein by reference as previously filed with the Commission on July 22, 1982, as Exhibit 19a to Form 8-K.

             g. A copy of the Amendments to Stock Option Agreements of Longs Drug Stores, Inc., dated April 29, 1977,
                 January 17, 1980, and February 8, 1980, is incorporated herein by reference as previously filed with the Commission on July 22, 1982, as Exhibit 19b to Form 8-K.

             h. A copy of the Amendments to the 1975 and 1980 Employees' Stock Option Plans of Longs Drug Stores, Inc., is incorporated herein by reference as previously filed with the Commission on May 8, 1985, on Form S-8,
                 Registration No. 2-97578.

             i. Agreement for terminal benefits in the event of uninvited change in corporate control of Longs Drug Stores California, Inc., is incorporated herein by reference as previously filed with the Commission on April 28, 1986, as Exhibit 10f to Form 10-K.

             j. A copy of the Rights Agreement of Longs Drug Stores Corporation dated August 19, 1986, is incorporated herein by reference as previously filed with the Commission on August 21, 1986, as Exhibits 1 and 2 to Form 8-A.

         Exhibit                                                            Page
          No.:                                                            Number


             k. A copy of the Long Term Incentive Plan of 1987 of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on March 13, 1987, on Form S-8, Registration
                 No. 33-12653.

             l.  A copy of the undertakings of Longs Drug Stores
                 Corporation is incorporated herein by reference as previously filed with the Commission on April 10, 1987, into Form S-8, Registration No. 2-97578.

             m. A copy of the First Amendment to Rights Agreement of Longs Drug Stores Corporation dated November 15, 1988, is incorporated herein by reference as previously filed with the Commission on December 1, 1988, as Exhibit 1 to Form 8-K.

             n. A copy of the Note Purchase Agreement of Longs Drug Stores California, Inc., dated April 28, 1989, is incorporated herein by reference as previously filed with the Commission on April 18, 1990, as Exhibit 10n to Form 10-K.

             o.  A copy of the Proposal to acquire Bill's Drugs, Inc.
                 is incorporated herein by reference as previously filed with the Commission on August 6, 1993, on Form S-4, Registration No. 033-49935.

         13. Annual Report . . . . . . . . . . . . . . . . . . . . . (Enclosed)

         21. Subsidiary of the Registrant - Longs Drug Stores California, Inc., a California corporation.

         23. Consents of Auditors and Counsel

              a.  Independent Auditors' Consent. . . . . . . . . . . . .   13

              b.  Consent of Counsel . . . . . . . . . . . . . . . . . .   14


         (b) REPORTS ON FORM 8-K

              There have been no reports on Form 8-K filed during the quarter ended January 27, 1994.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LONGS DRUG STORES CORPORATION
                                  --------------------------------------------
                                                      (REGISTRANT)


Date     April 15, 1994                       /s/   G. W. White
     -----------------------     ---------------------------------------------
                                                    Grover White
                                               Vice President - Controller
                                             (PRINCIPAL ACCOUNTING OFFICER)

Date     April 15, 1994                       /s/   W. G. Combs
     -----------------------     ---------------------------------------------
                                                    W. G. Combs
                                             Vice President - Administration
                                              (PRINCIPAL FINANCIAL OFFICER)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              DATE                                   SIGNATURE


         April 15, 1994          By      /s/  R. M. Long
    -------------------------      -------------------------------------------
                                             (R. M. Long)
                                         Chairman of the Board
                                    Chief Executive Officer and Director


         April 15, 1994          By      /s/  S. D. Roath
    -------------------------      -------------------------------------------
                                             (S. D. Roath)
                                        President and Director

         April 15, 1994          By      /s/  R. M. Brooks
    -------------------------      -------------------------------------------
                                             (R. M. Brooks)
                                                Director


         April 15, 1994          By      /s/  D. G. DeSchane
    -------------------------      -------------------------------------------
                                             (D. G. DeSchane)
                                                Director


         April 15, 1994          By      /s/  E. E. Johnston
    -------------------------      -------------------------------------------
                                             (E. E. Johnston)
                                                 Director


         April 15, 1994          By      /s/  M. S. Metz
    -------------------------      -------------------------------------------
                                             (M. S. Metz)
                                               Director



         April 15, 1994          By      /s/  R. A. Plomgren
    -------------------------      -------------------------------------------
                                             (R. A. Plomgren)
                                       Senior Vice President - Development
                                               and Director


         April 15, 1994          By      /s/  H. R. Somerset
    -------------------------      -------------------------------------------
                                             (H. R. Somerset)
                                                Director


         April 15, 1994          By      /s/  T. R. Sweeney
    -------------------------      -------------------------------------------
                                             (T. R. Sweeney)
                                          Retired Vice President
                                              and Director


         April 15, 1994          By      /s/  F. E. Trotter
    -------------------------      -------------------------------------------
                                             (F. E. Trotter)
                                                Director

Deloitte &
    Touche
__________        ______________________________________________________________

                  50 Fremont Street                    Telephone: (415) 247-4000
                  San Francisco, California 94105-2230 Facsimile: (415) 247-4329



INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


Board of Directors and Stockholders
Longs Drug Stores Corporation
Walnut Creek, California


We have audited the consolidated financial statements of Longs Drug Stores Corporation and its subsidiary as of January 27, 1994 and January 28, 1993, and for each of the three fiscal years in the period ended January 27, 1994, and have issued our report thereon dated February 25, 1994; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also comprehended the financial statement schedules of Longs Drug Stores Corporation and its subsidiary, listed in Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.


/s/ Deloitte & Touche


February 25, 1994







_______________

Deloitte Touche
Tohmatsu
International
_______________

                        LONGS DRUG STORES CORPORATION
                        PROPERTY, PLANT AND EQUIPMENT



SCHEDULE V
- ---------------------------------------------------------------------------------
COLUMN A            COLUMN B     COLUMN C    COLUMN D     COLUMN E    COLUMN F

                   BALANCE AT                               OTHER      BALANCE
                   BEGINNING    ADDITIONS                    ADD         AT
CLASSIFICATION     OF YEAR      AT COST(A)  RETIREMENTS   (DEDUCT)(B) END OF YEAR
- ----------------------------------------------------------------------------------

                   -------------------------(Thousands)--------------------------

For the Year Ended
 January 27, 1994:

 Land               $ 70,348     $  3,979    $     --    $  3,290    $ 77,617
 Buildings and
   leasehold
   improvements      257,278       26,163         924       4,354     286,871
 Equipment and
   fixtures          203,476       31,163       6,106          --     228,533
 Beverage licenses     6,930          435         404          --       6,961
                    --------     --------    --------    --------    --------

      TOTAL         $538,032     $ 61,740    $  7,434    $  7,644    $599,982
                    --------     --------    --------    --------    --------
                    --------     --------    --------    --------    --------


For the Year Ended
 January 28, 1993:

 Land               $ 66,758     $  5,770    $  2,180    $     --    $ 70,348
 Buildings and
   leasehold
   improvements      242,718       18,520       3,960          --     257,278
 Equipment and
   fixtures          179,011       30,793       6,328          --     203,476
 Beverage licenses     6,860          301         231          --       6,930
                    --------     --------    --------    --------    --------

      TOTAL         $495,347     $ 55,384    $ 12,699    $     --    $538,032
                    --------     --------    --------    --------    --------
                    --------     --------    --------    --------    --------


For the Year Ended
 January 30, 1992:

 Land               $ 67,244     $   565      $ 1,051    $     --    $ 66,758
 Buildings and
   leasehold
   improvements      220,701      23,037        1,020          --     242,718
 Equipment and
   fixtures          147,948      36,039        4,976          --     179,011
 Beverage licenses     6,947          52          139          --       6,860
                    --------     --------    --------    --------    --------

      TOTAL         $442,840     $ 59,693    $  7,186    $     --    $495,347
                    --------     --------    --------    --------    --------
                    --------     --------    --------    --------    --------

- -------------------------------------------------------------------------------
(A)Primarily cash expenditures for construction costs and equipment for new stores opened during the fiscal year, including systems development.

(B)During the year ended January 27, 1994, the assets of Bill's Drug Stores, Inc. were acquired in a stock transaction.

                           LONGS DRUG STORES CORPORATION
                              ACCUMULATED DEPRECIATION
                                         OF
                           PROPERTY, PLANT AND EQUIPMENT



SCHEDULE VI
- ---------------------------------------------------------------------------------
COLUMN A            COLUMN B     COLUMN C    COLUMN D     COLUMN E    COLUMN F
                                ADDITIONS
                   BALANCE AT   CHARGED TO                  OTHER     BALANCE
                   BEGINNING    COSTS AND                    ADD         AT
CLASSIFICATION      OF YEAR    EXPENSES(A)  RETIREMENTS   (DEDUCT)   END OF YEAR
- ---------------------------------------------------------------------------------

                   -------------------------(Thousands)--------------------------

For the Year Ended
 January 27, 1994:

 Buildings and
   leasehold
   improvements     $ 67,439     $ 10,154    $     37    $    --     $ 77,556
 Equipment and
   fixtures          103,931       22,469       5,048         --      121,352
 Beverage licenses        --          364          --         --          364
                    --------     --------    --------    --------    --------

      TOTAL         $171,370     $ 32,987    $  5,085    $    --     $199,272
                    --------     --------    --------    --------    --------
                    --------     --------    --------    --------    --------


For the Year Ended
 January 28, 1993:

 Buildings and
   leasehold
   improvements     $ 58,704     $  9,230     $   495    $    --     $ 67,439
 Equipment and
   fixtures           89,626       19,199       4,894         --      103,931
                    --------     --------    --------    --------    --------

      TOTAL         $148,330     $ 28,429     $ 5,389    $    --     $171,370
                    --------     --------    --------    --------    --------
                    --------     --------    --------    --------    --------


For the Year Ended
 January 30, 1992:

 Buildings and
   leasehold
   improvements     $ 51,427     $  7,834    $    557    $     --    $ 58,704
 Equipment and
   fixtures           78,212       15,437       4,023          --      89,626
                    --------     --------    --------    --------    --------

      TOTAL         $129,639     $23,271     $  4,580    $     --    $148,330
                    --------     --------    --------    --------    --------
                    --------     --------    --------    --------    --------

- -------------------------------------------------------------------------------
(A)Depreciation is calculated using the straight-line method and estimated useful lives of twenty to thirty-three years for buildings, life of the lease for leasehold improvements, and three to twenty years for equipment and fixtures.

                           LONGS DRUG STORES CORPORATION
                     SUPPLEMENTARY INCOME STATEMENT INFORMATION



SCHEDULE X
- -------------------------------------------------------------------------------

COLUMN A                                          COLUMN B

CLASSIFICATION                                   CHARGED TO
                                             COSTS & EXPENSES
                                                (THOUSANDS)
- -------------------------------------------------------------------------------
FOR THE YEAR ENDED JANUARY 27, 1994:

     Advertising                                   $20,589
                                                   -------
                                                   -------


For the Year Ended January 28, 1993:

     Advertising                                   $17,488
                                                   -------
                                                   -------


For the Year Ended January 30, 1992:

     Advertising                                   $20,555
                                                   -------
                                                   -------


Deloitte &
    Touche
__________     _________________________________________________________________

               50 Fremont Street                     Telephone: (415) 247-4000
               San Francisco, California 94105-2230  Facsimile: (415) 247-4329






INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements
No. 2-97578 and 33-12653 of Longs Drug Stores Corporation on Form S-8 of our reports dated February 25, 1994 appearing in and incorporated by reference in this Annual Report on Form 10-K of Longs Drug Stores Corporation for the year ended January 27, 1994.


/s/  Deloitte & Touche


April 11, 1994





_______________

Deloitte Touche
Tohmatsu
International
_______________

                                   LAW OFFICES

Howard H. Bell                                                   James Dunlavey
Robert Rosenberg*             BELL, ROSENBERG & HUGHES               Retired
Roger M. Hughes             1300 CLAY STREET, SUITE 1000
James C. Nelson              P.O. BOX 70220 STATION "D"            Telephone
Catherine M. Fisher        OAKLAND, CALIFORNIA 94612-0220        (510) 832-8585
John H. Banister
Roland Nikles                                                      Telecopier
Teresa Jenkins Main                                              (510) 839-6925
Howard G. Curtis
Jennifer M. V. Bergstrom
Joseph A. Creitz

*Certified Specialist-Probate,
Estate Planning & Trust Law
The State Bar of California
Board of Legal Specialization
                                    March 21, 1994




Longs Drug Stores Corporation
P.O. Box 5222
Walnut Creek, CA  94596

Gentlemen:

     We hereby consent to the use in the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and amendments thereto, of Longs Drug Stores Corporation (the Company), on Form 10-K, of

(a) our opinion dated May 7, 1985 to the Company's Registration Statement on Form S-8 (Number 2-97578), under the Securities Act of 1933, as amended, covering 474,576 shares of the Company's Common Stock to be issued upon exercise of options granted under the Company's 1975 Employees' Stock Option Plan and 1980 Employees' Stock Option Plan.

(b) our opinion dated April 2, 1985 to the Company's Registration Statement on Form S-14 (Number 2-96486) under the Securities Act of 1933, as amended, covering 21,900,000 shares of the Company's Common Stock.

(c) our opinion dated March 5, 1987 to the Company's Registration Statement on Form S-8 (Number 33-12653), under the Securities Act of 1933, as amended, covering 400,000 shares of the Company's Common Stock to be issued upon exercise of awards under the Company's Long Term Incentive Plan of 1987.

                                            Yours very truly,

                                            BELL, ROSENBERG & HUGHES

                                            /s/  Howard H. Bell

                                            Howard H. Bell