Form 10-Q
period 1994-04-28
LONGS DRUG STORES CORP
filed 1994-06-10
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended April 28, 1994

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from           to
                                    --------      --------

Commission file number 1-8978


                          LONGS DRUG STORES CORPORATION
             (Exact name of registrant as specified in its charter)



                     Maryland                               68-0048627
     -----------------------------------------          ------------------
          (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


               141 North Civic Drive
             Walnut Creek, California                          94596
     -----------------------------------------          ------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
                                                      --------------


- - -------------------------------------------------------------------------------


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

There were 20,849,647 shares of common stock outstanding as of April 28, 1994.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________


STATEMENTS OF CONSOLIDATED INCOME                     For the Quarters Ended

                                                       April 28       April 29
                                                         1994           1993
                                                      -----------    ----------
                                                   (Thousands Except Per Share)

SALES                                                  $ 622,259      $ 607,979

COSTS AND EXPENSES:

  Cost of merchandise sold                               457,269        454,795
  Operating and administrative                           113,183        108,614
  Occupancy                                               30,086         26,847
                                                        --------       --------

    Total costs and expenses                             600,538        590,256
                                                        --------       --------

INCOME BEFORE TAXES ON INCOME AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    21,721         17,723

TAXES ON INCOME                                            8,700          6,800
                                                        --------       --------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                      13,021         10,923


CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        --          3,031
                                                        --------       --------

NET INCOME                                             $  13,021      $  13,954
                                                        --------       --------
                                                        --------       --------


PER COMMON SHARE:

  Income before cumulative effect of accounting change $     .63      $     .53

  Cumulative effect of accounting change                      --            .15
                                                        --------       --------


    EARNINGS                                           $     .63      $     .68
                                                        --------       --------
                                                        --------       --------

    DIVIDENDS                                          $     .28      $     .28
                                                        --------       --------
                                                        --------       --------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                              20,782         20,517



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS


                                           April 28     April 29     January 27
                                             1994         1993          1994
                                          ----------   ----------    ----------
                                          --------------(Thousands)------------

ASSETS

CURRENT ASSETS:

  Cash and equivalents                     $  61,132     $  33,524    $  42,512
  Pharmacy and other receivables              46,391        35,990       50,639
  Merchandise inventories                    272,809       268,409      280,524
  Deferred income taxes                       14,774        20,270       14,270
  Other                                        2,037         1,824        2,537
                                           ---------     ---------    ---------

     Total current assets                    397,143       360,017      390,482
                                           ---------     ---------    ---------

PROPERTY:

  Land                                        77,525        70,740       77,617
  Buildings and leasehold improvements       288,928       261,007      286,871
  Equipment and fixtures                     232,302       209,318      228,533
  Beverage licenses                            7,028         6,945        6,961
                                           ---------     ---------    ---------

     Total property-at cost                  605,783       548,010      599,982

  Less accumulated depreciation              206,018       178,381      199,272
                                           ---------     ---------    ---------

     Property-net                            399,765       369,629      400,710

OTHER NON-CURRENT ASSETS                       3,626            --        3,612
                                           ---------     ---------    ---------

              TOTAL                        $ 800,534     $ 729,646    $ 794,804
                                           ---------     ---------    ---------
                                           ---------     ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                         $ 140,071     $ 125,395    $ 142,578
  Employee compensation and benefits          50,814        47,893       52,065
  Taxes payable                               28,734        23,352       23,179
  Current portion of guarantee                 2,481         2,283        1,841
  Other                                       24,041        16,945       26,838
                                           ---------     ---------    ---------

     Total current liabilities               246,141       215,868      246,501
                                           ---------     ---------    ---------
                                           ---------     ---------    ---------


GUARANTEE OF PROFIT SHARING PLAN DEBT         13,181        15,662       13,821
                                           ---------     ---------    ---------

DEFERRED INCOME TAXES                         35,109        31,639       34,875
                                           _________     _________    _________

STOCKHOLDERS' EQUITY:

  Common stock (20,850,000,
     20,556,000, and 20,654,000
     shares outstanding)                      10,425        10,279       10,327
  Additional capital                         109,199        98,378      104,518
  Common stock contribution to
     Profit Sharing Plan                          --            --        5,530
  Guarantee of Profit Sharing
     Plan debt                               (15,662)      (17,945)     (15,662)
  Retained earnings                          402,141       375,765      394,894
                                           ---------     ---------    ---------

     Total stockholders' equity              506,103       466,477      499,607
                                           ---------     ---------    ---------

              TOTAL                        $ 800,534     $ 729,646    $ 794,804
                                           ---------     ---------    ---------
                                           ---------     ---------    ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                       For the Quarters Ended
                                                       April 28      April 29
                                                          1994          1993
                                                      ----------     ---------
                                                      -------(Thousands)------

OPERATING ACTIVITIES:

  Receipts from customers                              $ 627,166     $ 611,355
  Payments for merchandise                              (452,061)     (445,859)
  Payments for operating, administrative,
     and occupancy expenses                             (141,117)     (135,239)
  Income tax payments                                         --        (3,427)
                                                       ---------     ---------

     Net cash provided by operating activities            33,988        26,830
                                                       ---------     ---------

INVESTING ACTIVITIES:

  Payments for property additions                        (10,908)      (11,421)
  Receipts from property dispositions                      2,554           761
                                                       ---------     ---------

     Net cash used in investing activities                (8,354)      (10,660)
                                                       ---------     ---------

FINANCING ACTIVITIES:

  Repayment of short-term borrowings                          --       (10,000)
  Repurchase of common stock                              (1,200)           --
  Dividend payments                                       (5,814)       (5,716)
                                                       ---------     ---------

     Net cash used in financing activities                (7,014)      (15,716)
                                                       ---------     ---------

INCREASE IN CASH AND EQUIVALENTS                          18,620           454

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               42,512        33,070
                                                       ---------     ---------

CASH AND EQUIVALENTS AT END OF PERIOD                  $  61,132     $  33,524
                                                       ---------     ---------
                                                       ---------     ---------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

  Net income                                           $  13,021     $  13,954
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of a change in
        accounting principle                                  --        (3,031)
      Depreciation and amortization                        9,307         7,693
      Deferred income taxes                                 (270)       (1,127)
       Restricted stock awards                               427           490
       Tax benefits credited to retained earnings             40            50
       Effects of changes in:
          Pharmacy and other receivables                   4,248         4,498
          Merchandise inventories                          7,715         5,524
          Other current assets                               500           143
          Current liabilities                             (1,000)       (1,364)
                                                       ---------     ---------

  Net cash provided by operating activities            $  33,988     $  26,830
                                                       ---------     ---------
                                                       ---------     ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 27, 1994 and Quarter Ended April 28, 1994


                                                                                PROFIT      GUARANTEE
                                                 COMMON STOCK                   SHARING     OF PROFIT                  TOTAL
                                               ----------------  ADDITIONAL      PLAN        SHARING    RETAINED   STOCKHOLDERS'
                                               SHARES    AMOUNT    CAPITAL   CONTRIBUTIONS  PLAN DEBT   EARNINGS      EQUITY
- - --------------------------------------------------------------------------------------------------------------------------------

                                               -----------------------------------(Thousands)-----------------------------------

BALANCE AT JANUARY 28, 1993                    20,413   $10,207    $93,697      $4,775      ($17,945)   $367,477      $458,211

Net income                                                                                                52,782        52,782
Dividends  ($1.12 per share)                                                                             (22,990)      (22,990)
Profit Sharing Plan:
  Issuance of stock for FY93 contributions        132        66      4,709      (4,775)                                      0
  Stock portion of FY94 contributions                                            5,530                                   5,530
  Purchase of stock from plan                    (121)      (60)    (3,965)                                             (4,025)
  Reduction of plan debt                                                                       2,283                     2,283
  Tax benefits                                                        (512)                                  188          (324)
Restricted stock awards                             5         1      1,349                                               1,350
Repurchase of common stock                        (92)      (46)      (431)                               (2,563)       (3,040)
Acquisition of Bill's Drugs, Inc.:
 Stock issued                                     317       159     10,184                                              10,343
 Related costs                                                        (513)                                               (513)
- - --------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 27, 1994                    20,654    10,327    104,518       5,530       (15,662)    394,894       499,607

Net income                                                                                                13,021        13,021
Dividends ($.28 per share)                                                                                (5,814)       (5,814)
Profit Sharing Plan:
  Issuance of stock for FY94 contribution         147        74      5,456      (5,530)                                      0
  Purchase of stock from plan                     (31)      (16)    (1,184)                                             (1,200)
  Tax benefits                                                                                                40            40
Restricted stock awards                            79        39        388                                                 427
Acquisition of Bill's Drugs, Inc.                   1         1         21                                                  22
- - --------------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 28, 1994                      20,850   $10,425   $109,199      $    0      ($15,662)   $402,141      $506,103
- - --------------------------------------------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 27, 1994, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The financial statements for the periods ended April 28, 1994 and April 29, 1993 are unaudited. The balance sheet at January 27, 1994, and Statement of Stockholders' Equity for the year then ended, presented herein, has been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation. Outstanding checks of $19.5 million at April 28, 1994, $17.2 million at April 29, 1993, and $18.4 million at January 27, 1994 are included in accounts payable. This classification was adopted during the second quarter of fiscal 1994, and reported "net cash provided by operating activities" was increased by $262,000 for the quarter ended April 29, 1993.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $127,400,000 at April 28, 1994, $122,000,000 at April 29,
     1993, $126,000,000 at January 27, 1994. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 29, 1993. This statement requires that the liability method of accounting for income taxes be used rather than the deferred method. The cumulative effect of adopting SFAS No. 109 on the Company's financial statement was to increase net income by $3,031,000 ($.15 per share) for the three months ended April 29, 1993.

    Taxes on income consists of the following:


                                                        For the
     (THOUSANDS)                                      Quarter Ended
                                                     April 28, 1994
                                                     --------------
     Current:
          Federal..................................      $6,975
          State....................................       1,995
                                                         ------
                                                          8,970
     Deferred:
          Federal..................................        (175)
          State....................................         (95)
                                                         -------
                                                           (270)
                                                         -------
                                                         $8,700
                                                         ------
                                                         ------


5. The Company repurchased 31,000 shares of its common stock from the Profit Sharing Plan during the quarter ended April 28, 1994, in accordance with a stock repurchase plan adopted by the Board of Directors in August 1989. The stock was repurchased at current market values totalling $1,200,000.

6. The Company has a Profit Sharing Plan covering all full-time employees with over 1,000 hours of service. The Company makes annual contributions subject to provisions of the Plan. Company contributions are allocated to individual employees' accounts based upon wages paid up to a $75,000 wage maximum for each employee.

     In 1989, the Company sold 696,864 shares of Longs' common stock to the Plan for $25 million. The Plan financed this purchase with a ten-year loan which is guaranteed by Longs Drug Stores California, Inc. A Guarantee of Profit Sharing Plan Debt is shown on the Company's balance sheets with corresponding reduction of Stockholders'Equity. The Company considers all shares allocated to the Plan as outstanding for Earnings per Share calculations. Dividends on all shares are recorded as a reduction of Retained Earnings.

     Shares are released for allocation to member accounts over the ten-year term of the loan as principal and interest payments are made. Loan repayments are made with dividends on allocated and unallocated shares held by the Plan and with Company contributions. Members are allocated shares of Longs common stock equal in value to the cash dividends on their allocated shares used to repay the loan. The Company has no obligation to repurchase outstanding shares held by the Plan. Periodically, the Company has been willing to repurchase shares to provide the Plan with needed liquidity.

         Plan shares of the leveraged Employee Stock Ownership Plan:


                                                                      For the
                                                                  Quarter Ended
                                                                  April 28, 1994
                                                                  --------------

         Allocated shares.......................................      355,771
         Unallocated shares.....................................      341,093
                                                                     --------

         Total Plan Share.......................................      696,864
                                                                     --------
                                                                     --------


7.   ACQUISITION OF BILL'S DRUGS, INC.

     In September 1993, the Company purchased (in a non-cash transaction) substantially all of the assets of Bill's Drugs, Inc. (Bill's), a chain of drug stores located in Northern California. The transaction was reported under the purchase method of accounting.

     Results of operations of the Bill's stores after the purchase date are included in the Statement of Consolidated Income presented herein. The following pro forma information assumes that the acquisition had taken place as of the beginning of the period presented and includes adjustments for additional depreciation and amortization reflecting the fair market value of the assets acquired. Earnings per share were computed as if the shares issued in the acquisition of Bill's had been issued at the beginning of the period presented. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the transaction been effected on the assumed dates.


                                                        For the
                                                      Quarter Ended
                                                      April 29, 1993
                                                      --------------
                                                  (Thousands Except Per Share)

          Sales....................................      $631,622

          Income before cumulative effect
          of accounting change.....................       $10,496

          Earnings per share before cumulative
          effect of accounting change..............          $.50


8.   Subsequent Event
     ----------------

     On May 17, 1994, the shareholders of the Company approved the 1995 Long-Term Incentive Plan. Key employees will be rewarded with opportunities in the form of stock options, stock appreciation rights, restricted stock awards, or performance share awards. Awards are made at the discretion of the Stock Bonus and Compensation Review Committee, and the aggregate number of shares may not exceed 700,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the quarter ended April 28, 1994, grew 2.3% to $622,259,000 as compared to $607,979,000 for the similar period last year. Sales in the stores acquired from Bill's Drugs, Inc. totaled $19.2 million. Net income for the quarter increased 19.2% to $13,021,0000, or $.63 per share, as compared to last year's $10,923,000, or $.53 per share before last year's one-time accounting change. Net income for the first quarter of last year was increased by the adoption of mandated rules (SFAS 109) relating to income taxes by $3,031,000, or $.15 per share.

Gross margins increased to 26.5% as compared to 25.2% last year, reflecting purchasing efforts to reduce cost of merchandise sold. Operating, administrative, and occupancy expenses were in line with expectations. They increased from 22.3% to 23.0% of sales, due principally to wages, occupancy and facility charges associated with the increase of 33 stores.

The acquisition of Bill's Drugs, Inc. was completed during the quarter ended October 28, 1993. The purchase was made with the issuance of approximately $10.4 million in Longs common stock and the assumption of approximately $13.6 million in liabilities.

The Company repurchased 31,000 shares of its common stock from the Profit Sharing Plan for the quarter ended April 28, 1994, at market values totalling $1.2 million.

Expenditures for the scanning system, new store construction, store remodels, dividends, and stock repurchases have been, and are expected in the future to be funded from operations and cash reserves. To maintain desired working capital, the Company may periodically use short-term lines of credit available from several banks.

Four new stores were opened during the quarter and two underperforming stores were closed. A total of 307 stores were in operation at April 28, 1994. Six new stores are under construction, and additional stores are in various stages ofplanning.

On May 17, 1994, the shareholders of the Company approved the 1995 Long-Term Incentive Plan. Key employees will be rewarded with opportunities in the form of stock options, stock appreciation rights, restricted stock awards, or performance share awards. Awards are made at the discretion of the Stock Bonus and Compensation Review Committee, and the aggregate number of shares may not exceed 700,000. This plan is designed to enhance the profitable growth of the Company by strengthening the employees' commitment to the welfare of the Company.

                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Reports on Form 8-K

           There have been no reports on Form 8-K filed during the quarter ended April 28, 1994.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LONGS DRUG STORES CORPORATION
                                       ---------------------------------
                                                    (Registrant)

Date      June 10, 1994                /s/   W. G. Combs
      --------------------             ---------------------------------
                                             W. G. Combs
                                             Vice President - Administration
                                                (PRINCIPAL FINANCIAL OFFICER)

                                       /s/   G. L. White
                                       ---------------------------------
                                             G. L. White
                                             Vice President - Controller
                                                (PRINCIPAL ACCOUNTING OFFICER)