Form 10-Q
period 1994-07-28
LONGS DRUG STORES CORP
filed 1994-09-09
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended July 28, 1994

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                          LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               Maryland                                     68-0048627
- - -----------------------------------------               ------------------
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


         141 North Civic Drive
       Walnut Creek, California                                94596
- - -----------------------------------------               -----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
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
                                      Yes   X       No
                                          -----        -----

There were 20,652,766 shares of common stock outstanding as of July 28, 1994.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


STATEMENTS OF CONSOLIDATED INCOME

                                             For the Two           For the Two
                                           Quarters Ended        Quarters Ended

                                      JULY 28    July 29       JULY 28   July 29
                                        1994       1993          1994      1993
                                    ----------- ---------     --------- ---------
                                     -------(Thousands Except Per Share)--------
SALES                                $626,310    $609,346    $1,248,569  $1,217,325

COSTS AND EXPENSES:

   Cost of merchandise sold           463,186     453,807       920,455     908,602
   Operating and administrative       111,049     106,960       224,232     215,574
   Occupancy                           31,941      27,516        62,027      54,363
                                   ----------  ----------    ----------  ----------

INCOME BEFORE TAXES ON INCOME          20,134      21,063        41,855      38,786

TAXES ON INCOME                         8,100       8,100        16,800      14,900
                                   ----------  ----------    ----------  ----------


INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                   12,034      12,963        25,055      23,886



CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                     --          --            --       3,031
                                   ----------  ----------    ----------  ----------

NET INCOME                           $ 12,034    $ 12,963    $   25,055  $   26,917
                                   ----------  ----------    ----------  ----------
                                   ----------  ----------    ----------  ----------

PER COMMON SHARE:

   Net Income Before Cumulative
   Effect of Accounting Change           $.58        $.63         $1.21       $1.16

   Cumulative Effect of Accounting
   Change                                  --          --            --         .15
                                   ----------  ----------    ----------  ----------

   NET INCOME                            $.58        $.63         $1.21       $1.31
                                   ----------  ----------    ----------  ----------
                                   ----------  ----------    ----------  ----------

     DIVIDENDS                           $.28        $.28          $.56        $.56
                                   ----------  ----------    ----------  ----------
                                   ----------  ----------    ----------  ----------


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     20,780      20,510        20,781      20,514




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                            JULY 28       July 29     JANUARY 27
                                             1994          1993          1994
                                          ----------    ----------   ------------
                                          --------------(Thousands)-------------
ASSETS

CURRENT ASSETS:

   Cash and equivalents                       $ 50,104      $ 39,148      $ 42,512
   Pharmacy and other receivables               42,413        38,049        50,639
   Merchandise inventories                     276,322       256,944       280,524
   Deferred income taxes                        15,266        17,086        14,270
   Other                                         1,772         1,142         2,537
                                              --------      --------      --------

         Total current assets                  385,877       352,369       390,482
                                              --------      --------      --------

PROPERTY:

   Land                                         77,516        70,945        77,617
   Buildings and leasehold improvements        292,716       267,640       286,871
   Equipment and fixtures                      233,294       214,518       228,533
   Beverage licenses                             7,047         6,989         6,961
                                              --------      --------      --------

         Total property-at cost                610,573       560,092       599,982

   Less accumulated depreciation               212,766       186,025       199,272
                                              --------      --------      --------

         Property-net                          397,807       374,067       400,710
                                              --------      --------      --------

OTHER NON-CURRENT ASSETS                         3,617            --         3,612
                                              --------      --------      --------

             TOTAL                            $787,301      $726,436      $794,804
                                              --------      --------      --------
                                              --------      --------      --------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                           $140,149     $ 126,794     $ 142,578
   Employee compensation and benefits           52,936        50,426        52,065
   Taxes payable                                14,243        12,178        23,179
   Current portion of guarantee                  2,533         2,331         1,841
   Other                                        23,031        14,908        26,838
                                              --------      --------      --------

         Total current liabilities             232,892       206,637       246,501
                                              --------      --------      --------

GUARANTEE OF PROFIT SHARING PLAN DEBT           12,528        15,061        13,821
                                              --------      --------      --------

DEFERRED INCOME TAXES                           35,010        31,701        34,875
                                              --------      --------      --------


STOCKHOLDERS' EQUITY:

   Common stock (20,653,000, 20,508,000,
      and 20,654,000 shares outstanding)        10,327        10,254        10,327
   Additional capital                          108,668        97,179       104,518
   Common stock contribution to
      Profit Sharing Plan                           --            --         5,530
   Guarantee of Profit Sharing Plan debt       (15,061)      (17,392)      (15,662)
   Retained earnings                           402,937       382,996       394,894
                                              --------      --------      --------

         Total stockholders' equity            506,871       473,037       499,607
                                              --------      --------      --------

                   TOTAL                     $ 787,301     $ 726,436     $ 794,804
                                              --------      --------      --------
                                              --------      --------      --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                               For the Two Quarters Ended
                                                               JULY 28            July 29
                                                                1994               1993
                                                              ----------------------------
                                                               -------(Thousands)--------
OPERATING ACTIVITIES:

   Receipts from customers                                  $1,256,319          $1,219,697
   Payments for merchandise                                   (918,682)           (886,802)
   Payments for operating, administrative,
      and occupancy expenses                                  (277,010)           (263,442)
   Income tax payments                                         (17,878)            (17,212)
                                                            ----------          ----------

        Net cash provided by operating activities               42,749              52,241
                                                            ----------          ----------

INVESTING ACTIVITIES:

   Payments for property additions                             (16,546)            (24,053)
   Receipts from property dispositions                             739                 885
                                                            ----------          ----------

        Net cash used in investing activities                  (15,807)            (23,168)
                                                            ----------          ----------


FINANCING ACTIVITIES:

   Repayment of short-term borrowings                               --             (10,000)
   Repurchase of common stock                                   (7,698)             (1,500)
   Dividend payments                                           (11,652)            (11,495)
                                                            ----------          ----------

        Net cash used in financing activities                  (19,350)            (22,995)
                                                            ----------          ----------

INCREASE IN CASH AND EQUIVALENTS                                 7,592               6,078

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     42,512              33,070
                                                            ----------          ----------

CASH AND EQUIVALENTS AT END OF PERIOD                      $    50,104           $  39,148
                                                            ----------          ----------
                                                            ----------          ----------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

   Net income                                              $    25,055           $  26,917
   Adjustments to reconcile net income to net cash
        provided by operating activities:
             Cumulative effect of accounting change                 --              (3,031)
             Depreciation and amortization                      18,718              15,763
             Deferred income taxes                                (860)                (61)
             Restricted stock awards                               864                 766
             Tax benefits credited to stockholders' equity          81                  97
             Effects of changes in:
                  Pharmacy and other receivables                 8,226               2,439
                  Merchandise inventories                        4,202              16,989
                  Other current assets                             765                 827
                  Current liabilities                          (14,302)             (8,465)
                                                            ----------          ----------

                       Net cash provided by
                       operating activities                $    42,749           $  52,241
                                                            ----------          ----------
                                                            ----------          ----------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 27, 1994 and Two Quarters Ended July 28, 1994


                                                                                     PROFIT      GUARANTEE
                                                   COMMON STOCK                      SHARING     OF PROFIT                  STOCK-
                                                ------------------    ADDITIONAL      PLAN        SHARING     RETAINED     HOLDERS'
                                               SHARES       AMOUNT      CAPITAL   CONTRIBUTIONS  PLAN DEBT    EARNINGS      EQUITY
- - -----------------------------------------------------------------------------------------------------------------------------------

                                               -----------------------------------------(Thousands)--------------------------------

BALANCE AT JANUARY 28, 1993                    20,413      $10,207     $ 93,697      $ 4,775     ($17,945)    $367,477     $458,211

Net income                                                                                                      52,782       52,782

Dividends  ($1.12 per share)                                                                                   (22,990)     (22,990)

Profit Sharing Plan:

  Issuance of stock for FY93 contributions        132           66        4,709       (4,775)                                     0

  Stock portion of FY94 contributions                                                  5,530                                  5,530

  Purchase of stock from plan                    (121)         (60)      (3,965)                                             (4,025)

  Reduction of plan debt                                                                            2,283                     2,283

Restricted stock awards                             5            1        1,349                                               1,350
Tax benefits related to employee stock plans                               (512)                                   188         (324)

Repurchase of common stock                        (92)         (46)        (431)                                (2,563)      (3,040)

Acquisition of Bill's Drugs, Inc.:

  Stock issued                                    317          159       10,184                                              10,343

  Related costs                                                            (513)                                               (513)
- - ------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 27, 1994                    20,654      $10,327     $104,518       $5,530     ($15,662)    $394,894     $499,607

Net income                                                                                                      25,055       25,055

Dividends  ($.56 per share)                                                                                    (11,652)     (11,652)

Profit Sharing Plan:

  Issuance of stock for FY94 contribution         147           74        5,456       (5,530)                                     0

  Purchase of stock from plan                     (32)         (16)      (1,204)                                             (1,220)

  Reduction of plan debt                                                                              601                       601

Restricted stock awards                            78           39          825                                                 864

Tax benefits related to employee stock plans                                                                        81          81

Repurchase of common stock                       (195)         (98)        (939)                                (5,441)      (6,478)

Acquisition of Bill's Drugs, Inc.,
  net of related costs                              1            1           12                                                  13
- - ------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 28, 1994                       20,653      $10,327     $108,668       $    0     ($15,061)    $402,937     $506,871
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 27, 1994, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The financial statements for the periods ended July 28, 1994 and July 29, 1993 are unaudited. The balance sheet at January 27, 1994 and statement of Stockholders' Equity for the year then ended, presented herein, have been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $128,000,000 at July 28, 1994, and $124,200,000 at July 29,
     1993, and $126,000,000 at January 27, 1994. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 29, 1993. This statement requires that the liability method of accounting for income taxes be used rather than the deferred method. The cumulative effect of adopting SFAS No. 109 on the Company's financial statement was to increase net income by $3,031,000 ($.15 per share) for the two quarters ended July 29, 1993.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


5. The Company repurchased 31,765 shares of its common stock from the Profit Sharing Plan and 401(k) Plan during the two quarters ended July 28, 1994 in accordance with a plan adopted by the Board of Directors in August 1989. The stock was purchased at current market values, totalling $1,220,000.

6. The Company has a Profit Sharing Plan covering all full-time employees with over 1,000 hours of service. The Company makes annual contributions subject to provisions of the Plan. Company contributions are allocated to individual employees' accounts based upon wages paid up to a $75,000 wage maximum for each employee.

     In 1989, the Company sold 696,864 shares of Longs' common stock to the Plan for $25 million. The Plan financed this purchase with a ten-year loan which is guaranteed by Longs Drug Stores California, Inc. A Guarantee of Profit Sharing Plan Debt is shown on the Company's balance sheets with corresponding reduction of Stockholders' Equity. The Company considers all shares allocated to the Plan as outstanding for Earnings per Share calculations. Dividends on all shares are recorded as a reduction of Retained Earnings.

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

          Plan shares of the leveraged Employee Stock Ownership Plan:


                                                                       As of
                                                                   July 28, 1994
                                                                   -------------

          Allocated shares.....................................       375,672
          Unallocated shares...................................       321,192
                                                                      -------

          Total Plan Shares....................................       696,864
                                                                      -------
                                                                      -------


7. In September 1993, the Company purchased (in a non-cash transaction) substantially all of the assets of Bill's Drugs, Inc. (Bill's), a chain of drug stores located in Northern California. The transaction was reported under the purchase method of accounting.

     Results of operations of the Bill's stores after the purchase date are included in the Statement of Consolidated Income for the quarter and two quarters ended July 28,1994. The following pro forma information assumes that the acquisition had taken place as of the beginning of the quarter and two quarters ended July 29, 1993, and includes adjustments for additional depreciation and amortization reflecting the fair market value of the assets acquired. Earnings per share were computed as if the shares issued in the acquisition of Bill's had been issued at the beginning of the periods presented. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the transaction been effected on the assumed dates.

                                                      For the        For the Two
                                                   Quarter Ended    Quarters Ended
                                                   July 29, 1993     July 29, 1993
                                                   -------------     -------------
                                                    (Thousands Except Per Share)

          Sales...................................    $628,259         $1,259,881
          Income before cumulative effect
          of accounting change....................     $12,765            $23,261

          Earnings per share before cumulative
          effect of accounting change.............        $.62              $1.12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales increased 3% to $626,310,000 for the quarter ended July 28, 1994 as compared to $609,346,000 for the similar period last year. Sales for the two quarters increased 3% to $1,248,569,000 as compared to $1,217,325,000 in the prior year. Sales in the stores acquired from Bill's Drugs, Inc. was $19,800,000 for the quarter and $39,000,000 for the two quarters ended July 28, 1994.
The soft economy continues to hamper sales growth in California and Hawaii, where the majority of Longs' stores are located.

Net income for the quarter was $12,034,000, or $.58 per share, as compared with $12,963,000 or $.63 per share a year ago. Net income for the two quarters, without the cumulative effect of last year's accounting change was $25,055,000, or $1.21 per share, as compared with $23,886,000, or $1.16 per share. Net income for the two quarters ended last year was increased by the adoption of mandated accounting rules (SFAS 109), relating to income taxes by $3,031,000, or $.15 per share.

Gross margins increased to 26.0% as compared to 25.5% last year, reflecting continued benefit of the scanning systems and efforts to reduce cost of goods sold. Operating, administrative, and occupancy expenses were in line with expectations, increasing from 22.1% to 22.8% as a percent of sales, due principally to wages, occupancy, and facility costs associated with a net increase of 30 stores since the comparable period a year ago.

The acquisition of Bill's Drugs, Inc. was completed during third quarter of the prior fiscal year. The purchase was made with the issuance of approximately $10,300,000 in Longs common stock and the assumption of approximately $13,600,000 in liabilities.

The Company repurchased 31,765 shares of its common stock from the Profit Sharing Plan and 401(k) Plan during the two quarters ended July 28, 1994, at market values totalling $1,220,000.

Expenditures for the scanning system, new store construction, store remodels, dividends, and stock repurchases have been, and are expected to be in the future, funded from operations and cash reserves. To maintain desired working capital, the Company may periodically use short-term lines of credit available from several banks.

Two new stores were opened during the quarter and one underperforming store was closed. A total of 308 stores were in operation at July 28, 1994. Nine new stores, including one store to be relocated, are under construction and additional stores are in various stages of planning.

On May 17, 1994, the shareholders of the Company approved the 1995 Long-Term Incentive Plan. Key employees will be rewarded with opportunities in the form of stock options, stock appreciation rights, restricted stock awards, or performance share awards. The shares are awarded at the discretion of the Stock Bonus and Compensation Review Committee, and the aggregate number of shares of stock awarded may not exceed 700,000. This Plan is designed to enhance the profitable growth of the Company by strengthening the employees' commitment to the welfare of the Company.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 17, 1994, the Annual Meeting of Shareholders of the Company was held in Walnut Creek, California. There were 20,850,197 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

         (b)  The following directors were elected:    S.D. Roath
                                                       E.E. Johnston
                                                       T.R. Sweeney
                                                       M.S. Metz

              There were 18,942,188 votes in favor and 149,313 votes against. There were no abstentions and no broker non-votes.

         (c) The approval of the 1995 Long-Term Incentive Plan was ratified with 16,624,718 votes in favor, 2,290,458 votes against, 176,814 abstentions and no broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K

              There have been no reports on Form 8-K filed during the quarter ended July 28, 1994.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LONGS DRUG STORES CORPORATION
                                 ----------------------------------
                                             (REGISTRANT)



Date   September 9, 1994           /s/ W. G. Combs
    ------------------------     ----------------------------------
                                   W. G. Combs
                                   Vice President - Administration and Treasurer
                                       (PRINCIPAL FINANCIAL OFFICER)



                                   /s/   G. L. White
                                 ----------------------------------
                                   G. L. White
                                   Vice President - Controller
                                      (PRINCIPAL ACCOUNTING OFFICER)