Form 10-Q
period 1994-11-27
LONGS DRUG STORES CORP
filed 1994-12-09
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended October 27, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                          LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                     Maryland                               68-0048627
          -------------------------------               -------------------
          (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


               141 North Civic Drive
             Walnut Creek, California                          94596
     ----------------------------------------               ----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
                                                    ----------------



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


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

There were 20,651,984 shares of common stock outstanding as of October 27, 1994.

                         PART I - FINANCIAL INFORMATION


ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


STATEMENTS OF CONSOLIDATED INCOME
                                                                    For the              For the Three
                                                                Quarters Ended          Quarters Ended

                                                           OCTOBER 27  October 28  OCTOBER 27  October 28
                                                              1994        1993        1994        1993
                                                            ---------   ---------   ---------   ---------
                                                            ---------(Thousands Except Per Share)--------

SALES                                                      $614,461    $597,202   $1,863,030  $1,814,527

COSTS AND EXPENSES:

   Cost of merchandise sold                                 458,159     443,816   1,378,614   1,352,418
   Operating and administrative                             112,840     108,396     337,072     323,235
   Occupancy                                                 33,140      29,655      95,167      84,753
                                                           ---------   ---------  ----------  ----------


       Total costs and expenses                             604,139     581,867   1,810,853   1,760,406
                                                           ---------   ---------  ----------  ----------

INCOME BEFORE TAXES ON INCOME AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       10,322      15,335      52,177      54,121


TAXES ON INCOME                                               3,900       6,400      20,700      21,300
                                                           ---------   ---------  ----------  ----------

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                                          6,422       8,935      31,477      32,821


CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           --          --          --       3,031
                                                           ---------   ---------  ----------  ----------


NET INCOME                                                 $  6,422    $  8,935   $  31,477   $  35,852
                                                           ---------   ---------  ----------  ----------
                                                           ---------   ---------  ----------  ----------


PER COMMON SHARE:

   Earnings Before Cumulative Effect of Accounting Change      $.31       $.43        $1.52       $1.59

   Cumulative Effect of Accounting Change                        --          --          --         .15
                                                           ---------   ---------  ----------  ----------

   EARNINGS                                                    $.31        $.43       $1.52       $1.74
                                                           ---------   ---------  ----------  ----------
                                                           ---------   ---------  ----------  ----------

   DIVIDENDS                                                   $.28        $.28       $ .84       $ .84
                                                           ---------   ---------  ----------  ----------
                                                           ---------   ---------  ----------  ----------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                           20,649      20,643      20,737      20,557



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS


                                                       OCTOBER 27    October 28      January 27
                                                          1994          1993            1994
                                                       ----------    ----------      ----------
                                                       ---------------(Thousands)--------------

ASSETS

CURRENT ASSETS:

    Cash and equivalents                              $ 47,172        $ 23,749        $ 42,512
    Pharmacy and other receivables                      47,042          40,842          50,639
    Merchandise inventories                            299,405         297,506         280,524
    Deferred income taxes                               15,879          15,999          14,270
    Other                                                2,366              --           2,537
                                                      ---------       ---------       ---------

         Total current assets                          411,864         378,096         390,482
                                                      ---------       ---------       ---------

PROPERTY:

    Land                                                80,671          71,575          77,617
    Buildings and leasehold improvements               298,170         280,911         286,871
    Equipment and fixtures                             236,685         229,139         228,533
    Beverage licenses                                    7,086           6,846           6,961
                                                      ---------       ---------       ---------

         Total property--at cost                        622,612         588,471         599,982

    Less accumulated depreciation                      220,502         192,053         199,272
                                                      ---------       ---------       ---------

         Property--net                                  402,110         396,418         400,710

OTHER NON-CURRENT ASSETS                                 3,770           3,683           3,612
                                                      ---------       ---------       ---------

         TOTAL                                        $817,744        $778,197        $794,804
                                                      ---------       ---------       ---------
                                                      ---------       ---------       ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                  $163,640        $151,613        $142,578
    Employee compensation and benefits                  55,980          50,852          52,065
    Taxes payable                                       17,857          15,908          23,179
    Current portion of guarantee                         2,586           2,380           1,841
    Other                                               22,974          20,704          26,838
                                                      ---------       ---------       ---------

         Total current liabilities                     263,037         241,457         246,501
                                                      ---------       ---------       ---------

GUARANTEE OF PROFIT SHARING PLAN DEBT                   11,861          14,447          13,821
                                                      ---------       ---------       ---------

DEFERRED INCOME TAXES                                   34,625          35,971          34,875
                                                      ---------       ---------       ---------

STOCKHOLDERS' EQUITY:

    Common stock (20,652,000, 20,804,000,
         and 20,654,000 shares outstanding)             10,327          10,402          10,327
    Additional capital                                 108,723         106,503         104,518
    Common stock contribution to Profit Sharing Plan        --              --           5,530
    Guarantee of Profit Sharing Plan debt              (14,447)        (16,827)        (15,662)
    Retained earnings                                  403,618         386,244         394,894
                                                      ---------       ---------       ---------

         Total stockholders' equity                    508,221         486,322         499,607
                                                      ---------       ---------       ---------

              TOTAL                                   $817,744        $778,197        $794,804
                                                      ---------       ---------       ---------
                                                      ---------       ---------       ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                    For the Three Quarters Ended
                                                                      OCTOBER 27     October 28
                                                                         1994           1993
                                                                    ----------------------------
                                                                     --------(Thousands)-------

OPERATING ACTIVITIES:

  Receipts from customers                                         $ 1,866,588      $ 1,815,686
  Payments for merchandise                                         (1,376,433)      (1,341,402)
  Payments for operating, administrative, and
        occupancy expenses                                           (405,658)        (377,327)
  Income tax payments                                                 (24,494)         (25,136)
                                                                  ------------     ------------

      Net cash provided by operating activities                        60,003           71,821
                                                                  ------------     ------------

INVESTING ACTIVITIES:

  Payments for property additions                                     (30,529)         (47,551)
  Receipts from property dispositions                                     765            1,287
  Costs associated with acquisition of Bill's Drugs, Inc.,
        net of cash acquired  (see note 7)                                 --             (437)
                                                                  ------------     ------------

      Net cash used in investing activities                           (29,764)         (46,701)
                                                                  ------------     ------------

FINANCING ACTIVITIES:

  Repayment of short-term borrowings                                       --          (10,000)
  Repayment of debt assumed from Bill's Drugs, Inc.                        --           (4,613)
  Repurchase of common stock                                           (8,148)          (2,600)
  Dividend payments                                                   (17,431)         (17,228)
                                                                  ------------     ------------

      Net cash used in financing activities                           (25,579)         (34,441)
                                                                  ------------     ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             4,660           (9,321)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                            42,512           33,070
                                                                  ------------     ------------

CASH AND EQUIVALENTS AT END OF PERIOD                             $    47,172      $    23,749
                                                                  ------------     ------------
                                                                  ------------     ------------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

  Net income                                                          $31,477          $35,852
  Adjustments to reconcile net income to net cash
      provided by operating activities:
          Cumulative effect of accounting change                           --           (3,031)
          Depreciation and amortization                                28,216           24,152
          Deferred income taxes                                           287            2,915
          Restricted stock awards                                       1,372            1,078
          Tax benefits credited to stockholders' equity                   119              143
          Changes in assets and liabilities' net of effects
              from acquisition of Bill's Drugs, Inc.:
                  Pharmacy and other receivables                        3,597            1,144
                  Merchandise inventories                             (18,881)         (12,396)
                  Other current assets                                    171            3,828
                  Current liabilities                                  13,645           18,136
                                                                  ------------     ------------

                      Net cash provided by operating activities       $60,003          $71,821
                                                                  ------------     ------------
                                                                  ------------     ------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 27, 1994 and Three Quarters Ended October 27, 1994


                                                                                    PROFIT       GUARANTEE
                                                      COMMON STOCK                  SHARING      OF PROFIT               TOTAL
                                                    ----------------  ADDITIONAL     PLAN         SHARING   RETAINED STOCKHOLDERS'
                                                    SHARES    AMOUNT    CAPITAL  CONTRIBUTIONS   PLAN DEBT  EARNINGS    EQUITY
- ----------------------------------------------------------------------------------------------------------------------------------

                                                    ------------------------------(Thousands)-------------------------------------

BALANCE AT JANUARY 28, 1993                         20,413   $10,207   $ 93,697      $4,775      ($17,945)  $367,477    $458,211


Net income                                                                                                    52,782      52,782

Dividends  ($1.12 per share)                                                                                 (22,990)    (22,990)

Profit Sharing Plan:

  Issuance of stock for FY93 contributions             132        66      4,709      (4,775)                                   0

  Stock portion of FY94 contributions                                                 5,530                                5,530

  Purchase of stock from plan                         (121)      (60)    (3,965)                                          (4,025)

  Reduction of plan debt                                                                            2,283                  2,283

Restricted stock awards                                  5         1      1,349                                            1,350

Tax benefits related to employee stock plans                               (512)                                 188        (324)

Repurchase of common stock                             (92)      (46)      (431)                              (2,563)     (3,040)

Acquisition of Bill's Drugs, Inc.:

  Stock issued                                         317       159     10,184                                           10,343

  Related costs                                                            (513)                                            (513)

- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 27, 1994                         20,654   $10,327   $104,518      $5,530      ($15,662)  $394,894    $499,607
- ----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                    31,477      31,477

Dividends  ($.84 per share)                                                                                  (17,431)    (17,431)

Profit Sharing Plan:

  Issuance of stock for FY94 contribution              147        74      5,456      (5,530)                                   0

  Purchase of stock from plans                         (45)      (23)    (1,647)                                          (1,670)

  Reduction of plan debt                                                                            1,215                  1,215

Restricted stock awards                                 90        46      1,326                                            1,372

Tax benefits related to employee stock plans                                                                     119         119

Repurchase of common stock                            (195)      (98)      (939)                              (5,441)     (6,478)

Acquisition of Bill's Drugs, Inc.,
net of related costs                                     1         1          9                                               10

- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 27, 1994                         20,652   $10,327   $108,723      $    0      ($14,447)  $403,618    $508,221
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 27, 1994, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The financial statements for the periods ended October 27, 1994, and October 28, 1993, are unaudited. The balance sheet at January 27, 1994, and the Statement of Stockholder's Equity for the year then ended, presented herein, have been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $128,600,000 at October 27, 1994, $125,000,000 at October 28,
     1993, and $126,000,000 at January 27, 1994. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 29, 1993. This statement requires that the liability method of accounting for income taxes be used rather than the deferred method. The cumulative effect of adopting SFAS No. 109 on the Company's financial statement was to increase net income by $3,031,000 ($.15 per share) for the three quarters ended October 28, 1993.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

5. The Company repurchased 45,197 shares of its common stock from the Profit Sharing Plan and 401(k) Plan during the three quarters ended October 27, 1994, in accordance with the stock repurchase plan adopted by the Board of Directors in August 1989. The stock was purchased at current market values, totalling $1,670,000.

     On November 15, 1994, the Board of Directors discontinued this plan and authorized a new plan to repurchase up to two million shares of the Company's outstanding Common Stock in open market and privately negotiated transactions. Purchases may be suspended or discontinued at any time.

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

                                                                 As of
                                                           October 27, 1994
                                                           ----------------

              Allocated shares. . . . . . . . . . . . . .        396,379
              Unallocated shares. . . . . . . . . . . . .        300,485
                                                                --------

              Total Shares. . . . . . . . . . . . . . . .        696,864
                                                                --------
                                                                --------

7. In September 1993, the Company purchased (in a non-cash transaction) substantially all of the assets of Bill's Drugs, Inc. (Bill's), a chain of drug stores located in Northern California. The transaction was reported under the purchase method of accounting.

     Results of operations of the Bill's stores after the purchase date are included in the Statements of Consolidated Income presented herein. The following pro forma information assumes that the acquisition had taken place as of the beginning of the quarter and three quarters ended October 28, 1993, and includes adjustments for additional depreciation and amortization reflecting the fair market value of the assets acquired. Earnings per share were computed as if the shares issued in the acquisition of Bill's had been issued at the beginning of the periods presented. The pro forma information is not necessarily indicative of the results of operations as they may be in the future or as they would have been had the transaction been effected on the assumed dates.


                                              For the              For the Three
                                           Quarter Ended          Quarters Ended
                                         October 28, 1993     Ended October 28, 1993
                                         ----------------     ----------------------
                                         --------(Thousands Except Per Share)-------

    Sales. . . . . . . . . . . . . . . .        $609,146             $1,864,027

    Income before cumulative effect
    of accounting change . . . . . . . .          $8,590                $31,851

    Earnings per share before cumulative
    effect of accounting change. . . . .            $.41                  $1.53


8. During the first quarter of fiscal 1994, Longs announced that the states of Hawaii and Nevada and Federal regulatory agencies were inquiring into the procedure which Longs followed when billing Medicaid programs. The billing procedures in question were changed in 1990 for Hawaii and 1992 for Nevada. Longs has fully cooperated in the inquiry. Longs reached a settlement in August of 1993 totalling $750 thousand with the state of Nevada. Longs reached a settlement in November of 1994 totalling $2.4 million with the state of Hawaii. These settlements had been reserved for previously and did not impact current quarter or year-to-date results. Longs does not expect any future required reimbursements to the Federal regulatory agencies, exclusive of penalties, to be material to Longs' results of operations or financial position. If major penalties were imposed, the effect on Longs' earnings could be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales increased 3% to $614 million for the quarter ended October 27, 1994, as compared to $597 million for the similar period last year. Sales for the three quarters were $1.9 billion as compared to $1.8 billion in the prior year. Sales in the stores acquired from Bill's Drugs, Inc. totaled $19.5 million for the quarter and $58.5 million for the three quarters.

Net income for the quarter was $6.4 million, or $.31 per share, as compared with $8.9 million, or $.43 per share a year ago. Net income for the three quarters, without the cumulative effect of last year's accounting change, was $31.5 million, or $1.52 per share, as compared with $32.8 million, or $1.59 per share a year ago. Net income for the three quarters ended last year was increased by $3.0 million, or $.15 per share, by the adoption of mandated rules (SFAS 109) relating to income taxes.

Gross margins for the third quarter decreased to 25.4% as compared to 25.7% last year due to higher merchandising costs incurred during the roll-out and implementation phase of new systems this past quarter. Additionally, gross margins on prescriptions have declined, reflecting current industry trends towards lower gross margins with managed care third party plans. Operating, administrative, and occupancy expenses were in line with expectations, increasing from 23.1% to 23.8% as a percent of sales, due principally to wages, occupancy, and facility charges associated with a net increase of 14 stores since the comparable period a year ago.

The acquisition of Bill's Drugs, Inc. was completed during third quarter of the prior fiscal year. The purchase was made with the issuance of approximately $10.3 million in Longs common stock and the assumption of approximately $13.6 million in liabilities.

The Company repurchased 45,000 shares of its common stock from the Profit Sharing Plan during the three quarters ended October 27, 1994, at market values totalling $1.7 million.

At the Board of Directors meeting on November 15, 1994, the Board authorized the Company to repurchase up to an additional two million shares of the Company's outstanding Common Stock. This is part of the Company's continued effort to increase shareholder value.

During the first quarter of fiscal 1994, the Company announced that an inquiry into its Medicaid billing was being conducted by the states of Nevada and Hawaii and Federal regulatory agencies. The Company settled for $750 thousand with the state of Nevada and $2.4 million with the state of Hawaii. These settlements had been reserved for previously and did not impact current quarter or year-to-date results. The Company does not expect any future required reimbursements, exclusive of penalties, to the Federal regulatory agencies to be material to its results of operations or financial position. If major penalties were imposed, the effect on the Company's earnings could be material.

Expenditures for the scanning system, new store construction, store remodels, dividends, and stock repurchases have been, and are expected to be in the future, funded from operations and cash reserves. To maintain desired working capital, the Company may periodically use short-term lines of credit available from several banks.

Six new stores were opened during the quarter and one underperforming store was closed. A total of 313 stores were in operation at October 27, 1994. A number of new stores, including one store to be relocated, are under construction and additional stores are in various stages of planning.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Reports on Form 8-K

               There have been no reports on Form 8-K filed during the quarter ended October 27, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LONGS DRUG STORES CORPORATION
                                           -----------------------------
                                                   (Registrant)



Date  December 9, 1994                     /s/  G. L. White
      ----------------                     -----------------------------
                                              G. L. White
                                              Vice President - Controller
                                              (PRINCIPAL ACCOUNTING OFFICER)


                                            /s/  C. E. Selland
                                           -----------------------------
                                              C. E. Selland
                                              Treasurer
                                              (PRINCIPAL FINANCIAL OFFICER)