Form 10-K405
period 1995-01-26
LONGS DRUG STORES CORP
filed 1995-04-17
CIK 764762

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                              FORM 10-K

- -------------------------------------------------------------------------------
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended January 26, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from . . . . . . . .  to  . . . . . . . .

Commission file number 1-8978


                         LONGS DRUG STORES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Maryland                               68-0048627
   ---------------------------------                --------------
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


          141 North Civic Drive
         Walnut Creek, California                           94596
  ----------------------------------------             --------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
                                                      ---------------

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

                                   Yes   X       No
                                        ----         ----
                The Exhibit Index is located on page 4 of this form.


                             (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on April 4, 1995, was approximately $697,243,815.

There were 20,659,076 shares of common stock outstanding as of April 4, 1995.


                           DOCUMENTS INCORPORATED BY REFERENCE

The Longs Drug Stores Corporation Annual Report to Shareholders for the year ended January 26, 1995 (hereinafter referred to as the Annual Report), has been incorporated by reference into:

                     Part I    -    Items 1 and 2
                     Part II   -    Items 5, 6, 7, and 8
                     Part IV   -    Item 14(a)(1)

The definitive proxy statement dated April 4, 1995, involving the election of directors, has been incorporated by reference into Part III, Items 10, 11, 12, and 13.



                           (Cover page 2 of 2 pages)

                                      PART I


ITEM 1.    BUSINESS
           --------

The Company's business is highly competitive. It competes in the retail drug industry with local and national chains as well as with independent merchants. Merchandise of the kind sold by the Company can be found in variety stores, discount houses, supermarkets, and other retail facilities.

The remainder of the information required by this item is contained in the Annual Report under the headings "COMPANY PROFILE" (page 2), "MANAGEMENT'S DISCUSSION AND ANALYSIS" (page 12), and "QUARTERLY FINANCIAL DATA (UNAUDITED) AND FIVE YEAR SELECTED FINANCIAL DATA" (page 19). Such information is hereby incorporated by reference and filed herewith.

ITEM 2.    PROPERTIES
           ----------

The information required by this item is contained in the Annual Report under the heading "COMPANY PROFILE" (page 2). Such information is hereby incorporated by reference and filed herewith.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

The Registrant is not a party to any material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
           -----------------------------------------------

There were no matters submitted to a vote of stockholders during the fourth quarter period covered by this report.

                                        PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           -----------------------------------------------------------------
           MATTERS
           -------

The information required by this item is contained in the Annual Report under the headings "STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY" (page 16), "STOCKHOLDERS' EQUITY" (page 18), "QUARTERLY FINANCIAL DATA (UNAUDITED) AND FIVE YEAR SELECTED FINANCIAL DATA" (page 19), and "STOCK LISTING" (page 20). Such information is hereby incorporated by reference and filed herewith.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

The information required by this item is contained in the Annual Report under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS" (page 12), and "QUARTERLY FINANCIAL DATA (UNAUDITED) AND FIVE YEAR SELECTED FINANCIAL DATA" (page 19). Such information is hereby incorporated by reference and filed herewith.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

The information required by this item is contained in the Annual Report under the headings "MESSAGE TO SHAREHOLDERS" (pages 3 through 11) and "MANAGEMENT'S DISCUSSION AND ANALYSIS" (page 12). Such information is hereby incorporated by reference and filed herewith.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

The information required by this item is contained in the Annual Report (pages 13 through 19). Such information is hereby incorporated by reference and filed herewith.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

Not applicable.

                                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

The information required by this item with respect to directors is contained in a definitive proxy statement dated April 4, 1995, with the Securities and Exchange Commission. Such information is hereby incorporated by reference. Certain information relating to executive officers of the Company appears at page 3 of this Form 10-K Annual Report.

Items 11, 12, and 13 are omitted since the Company filed its definitive proxy statement dated April 4, 1995, with the Securities and Exchange Commission involving the election of directors, for the Annual Meeting on May 16, 1995. Such information is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

The following persons are now executive officers of the Company and the Board of Directors intends to reappoint them to their current offices.


                                                           Executive Officer's
                               Primary Executive                Position
       Name         Age      Position with Registrant        Held Since(1)(2)
- -----------------  ----  --------------------------------  --------------------
R. M. Long          56      Chairman of the Board                   1991
                            Chief Executive Officer(3)              1977

S. D. Roath         54      President(3)                            1991

B. M. Brandon       56      Senior Vice President                   1988

G. A. Duey          62      Senior Vice President                   1988

O. D. Jones         56      Senior Vice President, Properties and   1975
                            Secretary

R. A. Plomgren      61      Senior Vice President, Development(3)   1976

D. R. Wilson        53      Senior Vice President, Marketing        1988

W. G. Combs         64      Vice President, Administration          1961

G. L. White         54      Vice President, Controller              1988

C. E. Selland       38      Treasurer                               1994

- ----------------------------

(1)Each officer is appointed for a one-year term.

(2)All of the executive officers of the Company have been employed by the Company for at least the past five years in executive capacities or in related areas of responsibility.

(3)Also serves as a Director of the Company.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           -----------------------------------------------------------------


(a)(1)     FINANCIAL STATEMENTS
           --------------------------------------------------------------------
           The following financial statements and independent auditors' report appearing in the Annual Report, on pages 13 through 19, are incorporated herein by reference:

              Statements of Consolidated Income for the fiscal years ended January 26, 1995, January 27, 1994, and January 28, 1993.

              Consolidated Balance Sheets as of January 26, 1995, and January 27, 1994.

              Statements of Consolidated Cash Flows for the fiscal years ended January 26, 1995, January 27, 1994, and January 28, 1993.

              Statements of Consolidated Stockholders' Equity for the fiscal years ended January 26, 1995, January 27, 1994, and January 28, 1993.

              Notes to Consolidated Financial Statements.

              Independent Auditors' Report.


(a)(2)     Not applicable.


(a)(3)     EXHIBITS
           --------------------------------------------------------------------
           Exhibit
           No.

           3.   Articles of Incorporation and By-Laws

                a. A copy of the Articles of Incorporation and By-Laws of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on March 18, 1985, as Exhibit 3 to Form S-14, Registration No. 2-96486.

           10.  Material Contracts

                a. Agreement for terminal benefits in the event of uninvited change in corporate control of Longs Drug Stores California, Inc., is incorporated herein by reference as previously filed with the Commission on April 28, 1986, as
                     Exhibit 10f to Form 10-K.

                b. A copy of the Rights Agreement of Longs Drug Stores Corporation dated August 19, 1986, is incorporated herein by reference as previously filed with the Commission on August 21, 1986, as Exhibits 1 and 2 to Form 8-A.

           Exhibit                                                         Page
           No.:                                                           Number

                c. A copy of the Long Term Incentive Plan of 1987 of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on March 13, 1987, on Form S-8, Registration No. 33-12653.

                d. A copy of the undertakings of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on April 10, 1987, into Form S-8, Registration No. 2-97578.

                e. A copy of the First Amendment to Rights Agreement of Longs Drug Stores Corporation dated November 15, 1988, is incorporated herein by reference as previously filed with the Commission on December 1, 1988, as Exhibit 1 to Form 8-K.

                f. A copy of the Note Purchase Agreement of Longs Drug Stores California, Inc., dated April 28, 1989, is incorporated herein by reference as previously filed with the Commission on April 18, 1990, as Exhibit 10n to Form 10-K.

                g. A copy of the Proposal to acquire Bill's Drugs, Inc. is incorporated herein by reference as previously filed with the Commission on August 6, 1993, on Form S-4, Registration No. 033-49935.

                h. A copy of the 1995 Long-Term Incentive Plan of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on August 5, 1994, on Form S-8, Registration No. 033-54959.

           13.  Annual Report . . . . . . . . . . . . . . . . . . . . (Enclosed)

           21. Subsidiary of the Registrant - Longs Drug Stores California, Inc., a California Corporation.

           23.  Consent of Auditors

                a.   Independent Auditors' Consent. . . . . . . . . . . . . .  8
                                                                               -

(b)        REPORTS ON FORM 8-K

           There have been no reports on Form 8-K filed during the quarter ended January 26, 1995.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               LONGS DRUG STORES CORPORATION
                                             ----------------------------------
                                                        (REGISTRANT)


Date April 17, 1995                          /s/ G. L. White
     ------------------------------          ----------------------------------
                                              (G. L. White)
                                              Vice President - Controller
                                                 (PRINCIPAL ACCOUNTING OFFICER)

Date April 17, 1995                          /s/ C. E. Selland
     ------------------------------          ----------------------------------
                                              (C. E. Selland)
                                              Treasurer
                                                 (PRINCIPAL FINANCIAL OFFICER)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Date                                   Signature
                ----                                   ----------

April 17, 1995                               By  /s/ R. M. Long
- -----------------------------------             -------------------------------
                                                  (R. M. Long)
                                                  Chairman of the Board
                                                  Chief Executive Officer and
                                                  Director


April 17, 1995                               By  /s/ S. D. Roath
- -----------------------------------             -------------------------------
                                                 (S. D. Roath)
                                                 President and Director

                Date                                   Signature
                ----                                   ----------

April 17, 1995                               By  /s/ W. G. Combs
- -----------------------------------             -------------------------------
                                                 (W. G. Combs)
                                                 Vice President - Administration
                                                 and Director


                                             By
- -----------------------------------             -------------------------------
                                                 (R. M. Brooks)
                                                 Director


                                             By
- -----------------------------------             -------------------------------
                                                  (D. G. DeSchane)
                                                  Director


April 17, 1995                               By  /s/ E. E. Johnston
- -----------------------------------             -------------------------------
                                                  (E. E. Johnston)
                                                  Director


April 17, 1995                               By  /s/ M. S. Metz
- -----------------------------------             -------------------------------
                                                  (M. S. Metz)
                                                  Director


April 17, 1995                               By  /s/ R. A. Plomgren
- -----------------------------------             -------------------------------
                                                  (R. A. Plomgren)
                                                  Senior Vice President -
                                                  Development and Director


                                             By
- -----------------------------------             -------------------------------
                                                  (H. R. Somerset)
                                                  Director


April 17, 1995                               By  /s/ T. R. Sweeney
- -----------------------------------             -------------------------------
                                                  (T. R. Sweeney)
                                                  Retired Vice President
                                                  and Director


                                             By
- -----------------------------------             -------------------------------
                                                  (F. E. Trotter)
                                                  Director