Form 10-Q
period 1995-04-27
LONGS DRUG STORES CORP
filed 1995-06-09
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended April 27, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                          LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                     Maryland                                  68-0048627
     -----------------------------------------             ------------------
          (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


               141 North Civic Drive
             Walnut Creek, California                             94596
     -----------------------------------------              -----------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
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

                            Yes   X       No
                                -------     -------

There were 20,431,576 shares of common stock outstanding as of April 27, 1995.

                            PART I - FINANCIAL INFORMATION



ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME


                                                              For the Quarters Ended

                                                             APRIL 27       April 28
                                                               1995           1994
                                                            -----------    -----------
                                                         --(Thousands Except Per Share)--
SALES                                                       $639,801       $622,259

COSTS AND EXPENSES:

   Cost of merchandise sold                                  470,569        457,269
   Operating and administrative                              114,588        113,183
   Occupancy                                                  32,540         30,086
                                                            --------       --------

INCOME BEFORE TAXES ON INCOME                                 22,104         21,721

TAXES ON INCOME                                                8,800          8,700
                                                            --------       --------

NET INCOME                                                  $ 13,304       $ 13,021
                                                            --------       --------
                                                            --------       --------
PER COMMON SHARE:


   NET INCOME                                               $    .65       $    .63
                                                            --------       --------
                                                            --------       --------
   DIVIDENDS                                                $    .28       $    .28
                                                            --------       --------
                                                            --------       --------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                         20,626         20,782


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

                                             APRIL 27     April 28   January 26
                                               1995         1994        1995
                                            ----------   ----------  ----------
                                            ------------(Thousands)------------
ASSETS

CURRENT ASSETS:
    Cash and equivalents                     $ 37,288      $ 61,132    $ 57,518
    Pharmacy and other receivables             48,647        46,391      53,904
    Merchandise inventories                   301,675       272,809     295,346
    Deferred income taxes                      16,570        14,774      17,165
    Other                                       1,867         2,037       2,734
                                             --------      --------    --------

        Total current assets                  406,047       397,143     426,667
                                             --------      --------    --------

PROPERTY:

    Land                                       76,952        77,525      76,952
    Buildings and leasehold improvements      304,154       288,928     300,602
    Equipment and fixtures                    244,307       232,302     240,239
    Beverage licenses                           7,165         7,028       7,135
                                             --------      --------    --------

        Total property--at cost               632,578       605,783     624,928

    Less accumulated depreciation             235,323       206,018     227,166
                                             --------      --------    --------

        Property--net                         397,255       399,765     397,762

OTHER NON-CURRENT ASSETS                       11,528         3,626       3,532
                                             --------      --------    --------

        TOTAL                                $814,830      $800,534    $827,961
                                             --------      --------    --------
                                             --------      --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                         $140,220      $140,071    $149,239
    Employee compensation and benefits         54,042        50,814      56,274
    Taxes payable                              30,578        28,734      28,459
    Current portion of guarantee                2,696         2,481       2,001
    Other                                      21,306        24,041      21,908
                                             --------      --------    --------

        Total current liabilities             248,842       246,141     257,881
                                             --------      --------    --------


GUARANTEE OF PROFIT SHARING PLAN DEBT          10,485        13,181      11,180
                                             --------      --------    --------

DEFERRED INCOME TAXES                          34,377        35,109      34,802
                                             --------      --------    --------

STOCKHOLDERS' EQUITY:

    Common stock (20,432,000, 20,850,000,
         and 20,560,000 shares outstanding)    10,216        10,425      10,280
    Additional capital                        110,619       109,199     107,216
    Common stock contribution to Profit
         Sharing Plan                              --            --       5,515
    Guarantee of Profit Sharing Plan debt     (13,181)      (15,662)    (13,181)
    Retained earnings                         413,472       402,141     414,268
                                             --------      --------    --------

        Total stockholders' equity            521,126       506,103     524,098
                                             --------      --------    --------

           TOTAL                             $814,830      $800,534    $827,961
                                             --------      --------    --------
                                             --------      --------    --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                         For the Quarters Ended
                                                          APRIL 27    April 28
                                                            1995        1994
                                                       -------------------------
                                                       --------(Thousands)-------
OPERATING ACTIVITIES:
  Receipts from customers                                $ 644,586    $ 627,166
  Payments for merchandise                                (488,180)    (452,061)
  Payments for operating, administrative,
      and occupancy expenses                              (139,446)    (141,117)
  Income tax payments                                       (2,455)          --
                                                         ---------    ---------
      Net cash provided by operating activities             14,505       33,988
                                                         ---------    ---------

INVESTING ACTIVITIES:

  Payments for property additions                          (18,271)     (10,908)
  Receipts from property dispositions                          214        2,554
                                                         ---------    ---------
      Net cash used in investing activities                (18,057)      (8,354)
                                                         ---------    ---------

FINANCING ACTIVITIES:

  Repurchase of common stock                               (10,889)      (1,200)
  Dividend payments                                         (5,789)      (5,814)
                                                         ---------    ---------

      Net cash used in financing activities                (16,678)      (7,014)
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (20,230)      18,620

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                 57,518       42,512
                                                         ---------    ---------

CASH AND EQUIVALENTS AT END OF PERIOD                    $  37,288    $  61,132
                                                         ---------    ---------
                                                         ---------    ---------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

  Net income                                             $  13,304    $  13,021
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                        10,567        9,307
       Deferred income taxes                                   512         (270)
       Restricted stock awards                                 369          427
       Tax benefits credited to stockholders' equity            33           40
       Effects of changes in:
            Pharmacy and other receivables                   5,257        4,248
            Merchandise inventories                         (6,329)       7,715
            Other current assets                               867          500
            Current liabilities                            (10,075)      (1,000)
                                                         ---------    ---------

               Net cash provided by operating activities $  14,505    $  33,988
                                                         ---------    ---------
                                                         ---------    ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 26, 1995 and Quarter Ended April 27, 1995

                                                                               PROFIT       GUARANTEE
                                               COMMON STOCK                   SHARING       OF PROFIT                   TOTAL
                                               ------------    ADDITIONAL       PLAN         SHARING      RETAINED   STOCKHOLDERS'
                                              SHARES  AMOUNT    CAPITAL     CONTRIBUTIONS   PLAN DEBT     EARNINGS      EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
                                              ----------------------------------(Thousands)----------------------------------------
BALANCE AT JANUARY 27, 1994                 20,654   $10,327    $104,518       $5,530       ($15,662)     $394,894     $499,607

Net income                                                                                                  48,731       48,731

Dividends ($1.12 per share)                                                                                (23,213)     (23,213)

Profit Sharing Plan:

  Issuance of stock for
   FY94 contributions                          148        74       5,456       (5,530)                                        0

  Stock portion of FY95 contributions                                           5,515                                     5,515

  Purchase of stock from plan                 (105)      (52)     (3,517)                                                (3,569)

  Reduction of plan debt                                                                       2,481                      2,481

Restricted stock awards                         90        44       1,845                                                  1,889

Tax benefits related to employee
 stock plans                                                                                                   155          155

Repurchase of common stock                    (228)     (114)     (1,095)                                   (6,299)      (7,508)

Acquisition of Bill's Drugs, Inc.
  Net of related costs                           1         1           9                                                     10
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 26, 1995                 20,560    10,280     107,216        5,515        (13,181)      414,268      524,098
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                  13,304       13,304

Dividends($.28 per share)                                                                                   (5,789)      (5,789)

Profit Sharing Plan:

  Issuance of stock for
   FY95 contribution                           176        88       5,427       (5,515)                                        0

  Purchase of stock from plan                  (29)      (15)       (925)                                                  (940)

Restricted stock awards                         20        10         359                                                    369

Tax benefits related to employee
 stock plans                                                                                                    33           33

Repurchase of common stock                    (295)     (147)     (1,458)                                   (8,344)      (9,949)
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT APRIL 27, 1995                   20,432   $10,216    $110,619      $     0       ($13,181)     $413,472     $521,126
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 26, 1995, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The financial statements for the periods ended April 27, 1995 and April 28, 1994 are unaudited. The Balance Sheet at January 26,1995, and Statement of Stockholders' Equity for the year then ended, presented herein, has been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $126,100,000 at April 27, 1995, $127,400,000 at April
     28, 1994, and $127,700,000 at January 26, 1995. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company repurchased 29,000 shares of its common stock from the Profit Sharing Plan during the quarter ended April 27, 1995, in accordance with a stock repurchase plan adopted by the Board of Directors in November 1994. The stock was repurchased at current market values totalling $940,000.

5. In March 1989, the Company sold 696,864 shares of Longs' common stock to the Profit Sharing Plan for $25,000,000. The Plan financed this purchase with a ten-year loan which is guaranteed by Longs Drug Stores California, Inc. Consequently, a Guarantee of Profit Sharing Plan debt is shown on the accompanying balance sheets with a corresponding reduction of Stockholders' Equity.

     Loan payments are made in equal quarterly installments of $930,000, which includes interest at 8.4% per year. The loan is being repaid from dividends on Longs' stock held by the Plan and Company contributions to the Plan.

     Members are allocated shares of Longs common stock equal in value to the cash dividends on their allocated shares used to repay the loan. Dividends paid to the Plan, used in part to repay principal and interest on the loan, totaled $806,163 for the quarter ended April 27, 1995.

     Plan shares of the leveraged Employee Stock Ownership Plan were as follows as of April 27, 1995:

                      Allocated shares          425,409
                      Unallocated shares        271,455
                                               ---------

                      Total                     696,864
                                               ---------
                                               ---------

     The Company has no obligation to purchase outstanding shares held by the Plan. However, the Company has periodically repurchased shares to provide the Plan with needed liquidity.

6. In April 1995, the Board of Directors approved the Longs Drug Stores Corporation Deferred Compensation Plan of 1995. The Plan provides eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on a date selected by the employee participant in accordance with the terms of the Plan. The total Deferred Compensation Obligations under the Plan may not exceed $10,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales for the quarter ended April 27, 1995, grew 3% to $639,801,000 as compared to $622,259,000 for the same period last year. Net income for the quarter increased 2% to $13,304,000, or $.65 per share, as compared to last year's $13,021,000, or $.63 per share.

Gross margins remained constant at 26.5% of sales despite continuing competition in the retail environment. Operating, administrative, and occupancy expenses also remained constant at 23.0% of sales reflecting our continued efforts to control costs. We have challenged ourselves to increase operating earnings this fiscal year to $96 million as compared to $83 million a year ago. While it will be a stretch, it is our Company goal, and we will do everything possible to achieve it.

The Company repurchased 29,000 shares of its common stock from the Profit Sharing Plan during the quarter ended April 27, 1995, at a market value totaling $940,000. In addition, the Company purchased 295,000 shares in the open market with a total cost of $9,949,000 in a continuing effort to increase shareholder value.

Expenditures for property additions include six stores in Hawaii acquired from PayLess Drug Stores, capital expenditures for other new stores, store remodels, mini-labs, and information system equipment.

Expenditures for capital projects, dividends, and stock repurchases have been, and are expected to continue to be, funded from operations and cash reserves.
To maintain desired working capital, the Company may periodically use short-term lines of credit available from several banks.

Seven stores were opened during the quarter, including the six Hawaii stores acquired from PayLess, resulting in a total of 324 stores in operation at April 27, 1995. Six additional stores are currently under construction, and other potential new stores are in various stages of planning.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


       (a) Reports on Form 8-K

           There have been no reports on Form 8-K filed during the quarter ended April 27, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             LONGS DRUG STORES CORPORATION
                                        ---------------------------------------
                                                      (REGISTRANT)

Date  June 9, 1995                       /s/ G. L. White
    ---------------                     ---------------------------------------
                                             G. L. White
                                             Vice President - Controller
                                                 (PRINCIPAL ACCOUNTING OFFICER)

                                         /s/ C. E. Selland
                                        ---------------------------------------
                                             C. E. Selland
                                             Treasurer
                                                 (PRINCIPAL FINANCIAL OFFICER)