Form 10-Q
period 1995-07-27
LONGS DRUG STORES CORP
filed 1995-09-08
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For The Quarterly Period Ended July 27, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                          LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               Maryland                           68-0048627
-----------------------------------------     -------------------
    (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)


         141 North Civic Drive
       Walnut Creek, California                      94596
-----------------------------------------        ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
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


There were 20,013,985 shares of common stock outstanding as of July 27, 1995.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


STATEMENTS OF CONSOLIDATED INCOME                      For the                     For the Two
                                                    Quarters Ended                Quarters Ended

                                              JULY 27         July 28         JULY 27       July 28
                                                1995           1994            1995          1994
                                              _________      _________      _________      _________
                                              ---------------(Thousands Except Per Share)---------------

SALES                                         $646,359            $626,310     $1,286,160     $1,248,569

COSTS AND EXPENSES:
   Cost of merchandise sold                    475,347             463,186        945,916        920,455
   Operating and administrative                115,888             111,049        230,476        224,232
   Occupancy                                    34,338              31,941         66,878         62,027
                                              --------            --------       --------       --------
INCOME BEFORE TAXES ON INCOME                   20,786              20,134         42,890         41,855

TAXES ON INCOME                                  8,300               8,100         17,100         16,800
                                              --------            --------       --------       --------


NET INCOME                                    $ 12,486            $ 12,034       $ 25,790       $ 25,055
                                              --------            --------       --------       --------
                                              --------            --------       --------       --------


PER COMMON SHARE:

   NET INCOME                                     $.62                $.58          $1.26          $1.21
                                              --------            --------       --------       --------
                                              --------            --------       --------       --------


   DIVIDENDS                                      $.28                $.28           $.56           $.56
                                              --------            --------       --------       --------
                                              --------            --------       --------       --------



WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                     20,274              20,780         20,450         20,781


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS





                                                              July 27        July 28     January 26
                                                               1995           1994          1995
                                                           ------------- ------------   ------------
                                                           ----------------(Thousands)---------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                         $ 39,376      $ 50,104        $ 57,518
  Pharmacy and other receivables                                 45,607        42,413          53,904
  Merchandise inventories                                       296,878       276,322         295,346
  Deferred income taxes                                          17,059        15,266          17,165
  Other                                                           1,093         1,772           2,734
                                                               --------      --------        --------

    Total current assets                                        400,013       385,877         426,667
                                                               --------      --------        --------
PROPERTY:

  Land                                                           78,006        77,516          76,952
  Buildings and leasehold improvements                          307,445       292,716         300,602
  Equipment and fixtures                                        246,384       233,294         240,239
  Beverage licenses                                               7,145         7,047           7,135
                                                                --------     --------        --------

    Total property--at cost                                     638,980       610,573         624,928

  Less accumulated depreciation                                 243,362       212,766         227,166
                                                               --------      --------        --------

    Property--net                                               395,618       397,807         397,762
                                                               --------      --------        --------
OTHER NON-CURRENT ASSETS                                         12,318         3,617           3,532
                                                               --------      --------        --------
      TOTAL                                                    $807,949      $787,301        $827,961
                                                               --------      --------        --------
                                                               --------      --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                             $145,182      $140,149        $149,239
  Employee compensation and benefits                             56,055        52,936          56,274
  Taxes payable                                                  22,813        14,243          28,459
  Current portion of guarantee                                    2,753         2,533           2,001
  Other                                                          22,538        23,031          21,908
                                                               --------      --------        --------

    Total current liabilities                                   249,341       232,892         257,881
                                                               --------      --------        --------

GUARANTEE OF PROFIT SHARING PLAN DEBT                             9,775        12,528          11,180
                                                               --------      --------        --------
DEFERRED INCOME TAXES                                            34,647        35,010          34,802
                                                               --------      --------        --------
STOCKHOLDERS' EQUITY:

  Common stock (20,014,000, 20,653,000,
    and 20,560,000 shares outstanding)                           10,007        10,327          10,280
  Additional capital                                            110,596       108,668         107,216
  Common stock contribution to Profit Sharing Plan                   --            --           5,515
  Guarantee of Profit Sharing Plan debt                         (12,528)      (15,061)        (13,181)
  Retained earnings                                             406,111       402,937         414,268
                                                               --------      --------        --------

    Total stockholders' equity                                  514,186       506,871         524,098
                                                               --------      --------        --------
        TOTAL                                                  $807,949      $787,301        $827,961
                                                               --------      --------        --------
                                                               --------      --------        --------

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                              For the Two Quarters Ended
                                                                                               July 27           July 28
                                                                                                1995              1994
                                                                                              __________________________
                                                                                              --------(Thousands)-------

OPERATING ACTIVITIES:
  Receipts from customers                                                                     $1,293,221      $1,256,319
  Payments for merchandise                                                                      (951,506)       (918,682)
  Payments for operating, administrative, and occupancy expenses                                (276,782)       (277,010)
  Income tax payments                                                                            (19,385)        (17,878)
                                                                                              ----------      ----------
       Net cash provided by operating activities                                                  45,548          42,749
                                                                                              ----------      ----------

INVESTING ACTIVITIES:
  Payments for property additions                                                                (27,098)        (16,546)
  Receipts from property dispositions                                                                560             739
                                                                                              ----------      ----------
       Net cash used in investing activities                                                     (26,538)        (15,807)
                                                                                              ----------      ----------

FINANCING ACTIVITIES:
  Repurchase of common stock                                                                     (27,628)         (7,698)
  Dividend payments                                                                              (11,524)        (11,652)
  Proceeds from sale of common stock to Profit Sharing Plan                                        2,000              --
                                                                                              ----------      ----------

       Net cash used in financing activities                                                     (37,152)        (19,350)
                                                                                              ----------      ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                      (18,142)          7,592

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                       57,518          42,512
                                                                                              ----------      ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                                        $    39,376     $    50,104
                                                                                              ----------      ----------
                                                                                              ----------      ----------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                                     $25,790         $25,055
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                             19,897          18,718
        Deferred income taxes                                                                        293            (860)
        Restricted stock awards                                                                      731             864
        Tax benefits credited to stockholders' equity                                                 66              81
        Effects of changes in:
          Pharmacy and other receivables                                                           8,297           8,226
          Merchandise inventories                                                                 (1,532)          4,202
          Other current assets                                                                     1,641             765
          Current liabilities                                                                     (9,635)        (14,302)
                                                                                              ----------      ----------


            Net cash provided by operating activities                                            $45,548         $42,749
                                                                                              ----------      ----------
                                                                                              ----------      ----------

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 26, 1995 and Two Quarters Ended July 27, 1995

                                                                                 PROFIT        GUARANTEE
                                                                                SHARING        OF PROFIT                  TOTAL
                                               COMMON STOCK     ADDITIONAL        PLAN          SHARING      RETAINED  STOCKHOLDERS'
                                             ---------------
                                             SHARES   AMOUNT     CAPITAL     CONTRIBUTIONS     PLAN DEBT     EARNINGS     EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                            --------------------------------------------(Thousands)--------------------------------
BALANCE AT JANUARY 27, 1994                  20,654  $10,327    $104,518        $5,530         ($15,662)     $394,894      $499,607


Net income                                                                                                     48,731        48,731

Dividends ($1.12 per share)                                                                                   (23,213)      (23,213)

Profit Sharing Plan:

  Issuance of stock for FY94 contribution       148       74       5,456        (5,530)                                           0

  Stock portion of FY95 contribution                                             5,515                                        5,515

  Purchase of stock from plan                  (105)     (52)     (3,517)                                                    (3,569)

  Reduction of plan debt                                                                          2,481                       2,481

Restricted stock awards                          90       44       1,845                                                      1,889

Tax benefits related to employee
  stock plans                                                                                                     155           155

Repurchase of common stock                     (228)    (114)     (1,095)                                      (6,299)       (7,508)

Acquisition of Bill's Drugs, Inc.
  Net of related costs                            1        1           9                                                         10

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 26, 1995                  20,560   10,280     107,216         5,515          (13,181)      414,268       524,098
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


Net income                                                                                                     25,790        25,790

Dividends ($.56 per share)                                                                                    (11,524)      (11,524)

Profit Sharing Plan:

  Issuance of stock for FY95 contribution       176       88       5,427        (5,515)                                           0

  Purchase of stock from plan                   (29)     (15)       (925)                                                      (940)

  Sale of stock to plan                          58       29       1,971                                                      2,000

  Reduction of plan debt                                                                            653                         653

Restricted stock awards                          19       10         721                                                        731

Tax benefits related to employee
  stock plans                                                                                                      66            66

Repurchase of common stock                     (770)    (385)     (3,814)                                     (22,489)      (26,688)


-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 27, 1995                     20,014  $10,007    $110,596        $    0         ($12,528)     $406,111      $514,186
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 26, 1995, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The financial statements for the periods ended July 27, 1995 and July 28, 1994 are unaudited. The Balance Sheet at January 26, 1995, and Statement of Stockholders' Equity for the year then ended, presented herein, has been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $126,600,000 at July 27, 1995, $128,000,000 at July 28,
     1994, and $127,700,000 at January 26, 1995. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company repurchased 799,000 shares of common stock at a market value totaling $27,628,000 during the first two quarters of fiscal 1996 under an authorization granted by the Board in November 1994. The Company sold 58,000 shares of common stock to the Profit Sharing Plan during second quarter at market values totaling $2,000,000.

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

     Members are allocated shares of Longs common stock equal in value to the cash dividends on their allocated shares used to repay the loan. Dividends paid to the Plan, used in part to repay principal and interest on the loan, totaled $1,611,000 for the quarter ended July 27, 1995.

     Allocated and unallocated shares of the leveraged stock acquisition were as follows as of July 27, 1995:

          Allocated shares         444,839
          Unallocated shares       252,025
                                  _________

          Total                    696,864
                                  _________
                                  _________


     The Company has no obligation to purchase outstanding shares held by the Plan. However, the Company has periodically repurchased shares to provide the Plan with needed liquidity.

6. In April 1995, the Board of Directors approved the Longs Drug Stores Corporation Deferred Compensation Plan of 1995. The Plan provides eligible employees with the opportunity to defer a specified percentage of their cash compensation earned subsequent to July 27, 1995. Resulting obligations will be payable on a date selected by the employee participant in accordance with the terms of the Plan. The total Deferred Compensation Obligations under the Plan may not exceed $10,000,000.

7. At the August 15, 1995 Board of Directors meeting, the Board announced the election of Donald L. Sorbey, Ph.D., and Gerald H. Saito to the Board, increasing the Board to 13 members. Donald L. Sorbey, Ph.D., is Emeritus Professor of Pharmacy and Dean Emeritus of the School of Pharmacy at University of the Pacific in Stockton, California. Gerald H. Saito has served as Vice President and District Manager since 1992 and has been with Longs over 25 years, having worked through the ranks to store manager in 1978. Gerald has led Longs' Hawaii operations as District Manager since 1991.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES
-----
Sales increased 3% to $646 million for the quarter ended July 27, 1995 as compared to $626 million for the similar period last year. Sales for the two quarters increased 3% to $1.3 billion as compared to $1.2 billion in the prior year. Our continued growth can be attributed to contributions from new stores including our six stores, acquired recently in Hawaii. Sales growth continues to be impacted by depressed economies in California and Hawaii fueled by intense competition, base closures, and other defense cut-backs.

NET INCOME
----------
Net income for the quarter increased 4% to $12.5 million as compared with $12.0 million a year ago. Earnings per share increased 6% to $.62 per share compared to $.58 for the same quarter last year. Net income for the two quarters increased 3% to $25.8 million compared with $25.1 million last year. Earnings per share for the two quarters increased 5% to $1.26 per share compared to $1.21 last year. Improvements in net income are attributed primarily to increased gross margins on sales due to lower costs for acquisition of merchandise and less promotional activity. Earnings per share increased at a rate greater than net income due to shares repurchased.

GROSS MARGINS
-------------
Gross margins for second quarter increased to 26.5% from 26.0%. Year-to-date margins increased to 26.5% from 26.3% last year. These increases reflect our continued efforts to reduce merchandise acquisition costs through consolidated purchasing and a slight decrease in the LIFO provision.

The Company is implementing new systems to automate pharmacy and non-pharmacy merchandise replenishment in our stores linked directly to our vendors and warehouses. Automated merchandise replenishment for virtually all pharmacy products, over-the-counter (OTC) drugs and staple stock was operating in all mainland stores by quarter end. This has enabled the Company to achieve greater control over merchandise costs and inventory levels. The Company can also take advantage of its corporate buying power in categories supported by these systems. We expect to realize additional benefits from these replenishment processes during the remainder of the year.

Category management has been introduced in several core categories with several more categories planned for the coming year. Category managers make fact-based decisions using internal point-of-sale (POS) information and syndicated market data in conjunction with information from vendors to assist in marketing our products. Category management has allowed the Company to offer improved merchandise selection and consistent product presentation in categories, such as OTC drugs, cosmetics, stationery and toys.

The Company uses the LIFO method of inventory valuation. The LIFO provision included in cost of merchandise sold for the two quarters of fiscal 1996 was $1.6 million compared to $2.0 million last year. The reduction is a result of improved buying practices and continued low inflation rates.

OPERATING EXPENSES
------------------
Operating, administrative and occupancy expenses for second quarter were in line with expectations as a percent of sales, increasing to 23.2% from 22.8% in the second quarter last year. Year-to-date operating, administrative and occupancy expenses rose slightly to 23.1% from 22.9% last year. Increases were primarily due to wages, occupancy and facilities costs associated with the six new stores in Hawaii and other new store openings. Included in second quarter occupancy costs is a $1.0 million provision for costs to close underperforming stores.

INCOME TAXES
------------
The effective tax rate of 39.9% differed from the statutory rate of 43.6% primarily due to the benefit of the Federal deduction for state income taxes and the deduction for dividends paid to the Employee Stock Ownership Plan. The income taxes charged against earnings in fiscal 1996 was $17.1 million versus $16.8 million in the prior year.

PHARMACY
--------
Pharmacy sales constituted 33% of total sales year-to-date, up from 31% last year. Sales increases were due to an emphasis on drug therapy as an alternative to expensive hospitalization and an aging population. Pharmacy gross margins declined slightly as more individuals convert to third-party health care plans and as reimbursement on third-party contracts continue to decrease. These sales were 74% of total pharmacy sales year-to-date, up from 68% last year. To help maintain pharmacy profit margins we have implemented programs to increase the number of prescription drugs filled with a generic equivalent and continue efforts to lower acquisition costs.

CASH POSITION
-------------
Cash and cash equivalents decreased to $39.4 million as of July 27, 1995 from $50.1 million as of July 28, 1994. The reduction in cash balances primarily reflects cash paid for six new stores in Hawaii during first quarter of fiscal 1996 and stock repurchases.

CASH FROM OPERATING ACTIVITIES
------------------------------
Cash provided by operating activities for the two quarters increased to $45.5 million from $42.7 million last year. This resulted from improvement in merchandise acquisitions costs.

INVESTING ACTIVITIES
--------------------
Expenditures for property additions totaling approximately $27 million include the addition of nine new stores, including six stores in Hawaii acquired from PayLess, other new stores under construction, and expenditures for information system equipment. Two underperforming stores were closed this year bringing our total stores in operation to 324 by the end of the second quarter. We plan to open six additional new stores and close three existing stores during the remainder of fiscal 1996. One of our planned store closures is in Anchorage, Alaska. The closing of this store withdraws Longs from a market we have been in since 1977. Consistent with previous years, capital expenditures have been and are expected to continue to be funded from operations and cash reserves.

Planned store openings are expected to continue at the present growth rate of 8 to 12 stores per year, excluding any potential acquisitions. Nine new stores, remodels, and other capital expenditures are expected to cost approximately $34 million in fiscal 1997.

FINANCING ACTIVITIES
--------------------
In an effort to increase shareholder value, the Company continues to repurchase stock under an authorization granted by the Board in November 1994. The Company repurchased 799 thousand shares of common stock at market values totaling $27.6 million during the first two quarters of fiscal 1996. In addition, 58 thousand shares of common stock were sold to the Profit Sharing Plan during second quarter at market values totaling $2.0 million.

To maintain desired working capital, the Company may utilize short-term lines-of-credit available from several banks. During fiscal 1996, all investing and financing activities have been funded from operations and cash reserves. Available lines-of-credit were not utilized.

INTEGRATED HEALTH CONCEPTS (IHC)
--------------------------------
During the second quarter Longs announced the formation of a new subsidiary, IHC, a wholly-owned subsidiary of Longs Drug Stores California, Inc., to enhance Longs' position in the growing managed health care market. IHC is a pharmacy benefit management company which will enable Longs to develop and market pharmacy insurance programs to employers and managed care organizations who need prescription services for their employees and members. IHC will begin marketing their pharmacy programs this fall to potential clients in all areas where our stores are located.

                           PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     (a) On May 16, 1995, the Annual Meeting of Shareholders of the Company was held in Walnut Creek, California.

     (b)  The following directors were elected:

                                 Votes in Favor    Votes Withheld
                                 --------------    --------------
                 R.M. Long         18,677,430        154,497
                 R.A. Plomgren     18,664,768        167,159
                 F.E. Trotter      18,633,851        198,076
                 H.R. Somerset     18,632,610        199,317

          There were no abstentions and no broker non-votes.

     (c) Other directors whose term of office as a director continued after the Annual Meeting:

               R.M. Brooks         M.S. Metz, Ph.D.
               W.G. Combs          S.D. Roath
               D.G. DeSchane       T.R. Sweeney
               E.E. Johnston

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K

          There have been no reports on Form 8-K filed during the quarter ended July 27, 1995.

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



                                             LONGS DRUG STORES CORPORATION
                                             -----------------------------
                                                     (REGISTRANT)

Date      September 8, 1995
       ______________________          /s/ G. L. WHITE
                                       ________________________________________
                                           G. L. White
                                           Vice President - Controller
                                                 (PRINCIPAL ACCOUNTING OFFICER)

                                       /s/ C. E. SELLAND
                                       ________________________________________

                                           C. E. Selland
                                           Treasurer
                                                 (PRINCIPAL FINANCIAL OFFICER)