Form 10-Q
period 1995-10-26
LONGS DRUG STORES CORP
filed 1995-12-11
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended October 26, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                          LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  Maryland                           68-0048627
----------------------------------------      ----------------------
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)



         141 North Civic Drive
        Walnut Creek, California                       94596
----------------------------------------      ----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
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

There were 19,936,170 shares of common stock outstanding as of October 26, 1995.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME                For the                   For the Three
                                              Quarters Ended               Quarters Ended

                                         OCTOBER 26    October 27     OCTOBER 26     October 27
                                            1995          1994           1995           1994
                                         ---------     ----------    -----------     ----------
                                         -------------(Thousands Except Per Share)-------------
SALES                                     $628,900       $614,461     $1,915,060     $1,863,030

COSTS AND EXPENSES:

  Cost of merchandise sold                 462,257        458,159      1,408,173      1,378,614
  Operating and administrative             117,722        112,840        348,198        337,072
  Occupancy                                 34,206         33,140        101,084         95,167
                                         ---------      ---------      ---------      ---------

INCOME BEFORE TAXES ON INCOME               14,715         10,322         57,605         52,177

TAXES ON INCOME                              5,900          3,900         23,000         20,700
                                         ---------      ---------      ---------      ---------

NET INCOME                               $   8,815      $   6,422    $    34,605      $  31,477
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

PER COMMON SHARE:

   NET INCOME                                 $.44           $.31          $1.71          $1.52
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

   DIVIDENDS                                  $.28           $.28          $ .84          $ .84
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          19,964         20,649         20,288         20,737



See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS


                                        OCTOBER 26     October 27     January 26
                                           1995           1994           1995
                                        ----------    -----------     ----------
                                        --------------(Thousands)---------------
ASSETS

CURRENT ASSETS:

   Cash and equivalents                  $ 25,552      $  47,172      $  57,518
   Pharmacy and other receivables          46,407         47,042         53,904
   Merchandise inventories                329,267        299,405        295,346
   Deferred income taxes                   17,422         15,879         17,165
   Other                                    2,042          2,366          2,734
                                        ----------     ----------     ----------

      Total current assets                420,690        411,864        426,667
                                        ----------     ----------     ----------

PROPERTY:

   Land                                    78,751         80,671         76,952
   Buildings and leasehold improvements   312,894        298,170        300,602
   Equipment and fixtures                 246,251        236,685        240,239
   Beverage licenses                        7,109          7,086          7,135
                                        ----------     ----------     ----------

      Total property--at cost             645,005        622,612        624,928

   Less accumulated depreciation          247,738        220,502        227,166
                                        ----------     ----------     ----------

      Property--net                       397,267        402,110        397,762
                                        ----------     ----------     ----------

OTHER NON-CURRENT ASSETS                   12,008          3,770          3,532
                                        ----------     ----------     ----------

      TOTAL                              $829,965       $817,744       $827,961
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                      $159,685       $163,640       $149,239
   Employee compensation and benefits      59,787         55,980         56,274
   Taxes payable                           24,650         17,857         28,459
   Current portion of guarantee             2,811          2,586          2,001
   Other                                   23,841         22,974         21,908
                                        ----------     ----------     ----------

      Total current liabilities           270,774        263,037        257,881
                                        ----------     ----------     ----------


GUARANTEE OF PROFIT SHARING PLAN DEBT       9,050         11,861         11,180
                                        ----------     ----------     ----------

DEFERRED INCOME TAXES                      35,004         34,625         34,802
                                        ----------     ----------     ----------

STOCKHOLDERS' EQUITY:

   Common stock (19,936,000,
    20,652,000, and 20,560,000
    shares outstanding)                     9,968         10,327         10,280
   Additional capital                     109,156        108,723        107,216
   Common stock contribution to
    Profit Sharing Plan                        --             --          5,515
   Guarantee of Profit Sharing
    Plan debt                             (11,861)       (14,447)       (13,181)
   Retained earnings                      407,874        403,618        414,268
                                        ----------     ----------     ----------


      Total stockholders' equity          515,137        508,221        524,098
                                        ----------     ----------     ----------

         TOTAL                           $829,965       $817,744       $827,961
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                              For the Three Quarters Ended
                                                       OCTOBER 26                    October 27
                                                          1995                          1994
                                                      -----------------------------------------
                                                        ------------(Thousands)--------------
OPERATING ACTIVITIES:

   Receipts from customers                            $1,921,500                    $1,866,588
   Payments for merchandise                           (1,431,648)                   (1,376,433)
   Payments for operating,
    administrative, and occupancy expenses              (411,533)                     (405,658)
   Income tax payments                                   (26,222)                      (24,494)
                                                      -----------                   -----------

      Net cash provided by operating activities           52,097                        60,003
                                                      -----------                   -----------
INVESTING ACTIVITIES:

   Payments for property additions                       (39,461)                      (30,529)
   Receipts from property dispositions                     1,475                           765
                                                      -----------                   -----------

      Net cash used in investing activities              (37,986)                      (29,764)
                                                      -----------                   -----------

FINANCING ACTIVITIES:

   Repurchase of common stock                            (30,949)                       (8,148)
   Dividend payments                                     (17,128)                      (17,431)
   Proceeds from sale of common stock
    to Profit Sharing Plan                                 2,000                            --
                                                      -----------                   -----------

      Net cash used in financing activities              (46,077)                      (25,579)
                                                      -----------                   -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (31,966)                        4,660

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               57,518                        42,512
                                                      -----------                   -----------

CASH AND EQUIVALENTS AT END OF PERIOD                $    25,552                   $    47,172
                                                      -----------                   -----------
                                                      -----------                   -----------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

Net income                                               $34,605                       $31,477
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                       30,005                        28,216
      Deferred income taxes                                  287                           287
      Restricted stock awards                              1,093                         1,372
      Tax benefits credited to stockholders' equity           98                           119
      Effects of changes in:
         Pharmacy and other receivables                    7,497                         3,597
         Merchandise inventories                         (33,921)                      (18,881)
         Other current assets                                692                           171
         Current liabilities                              11,741                        13,645
                                                      -----------                   -----------

            Net cash provided by
             operating activities                        $52,097                       $60,003
                                                      -----------                   -----------
                                                      -----------                   -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 26, 1995 and Three Quarters Ended October 26, 1995



                                                                                PROFIT       GUARANTEE
                                       COMMON STOCK                             SHARING      OF PROFIT                     TOTAL
                                    --------------------      ADDITIONAL         PLAN         SHARING        RETAINED  STOCKHOLDERS'
                                    SHARES        AMOUNT       CAPITAL       CONTRIBUTIONS   PLAN DEBT       EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                    -------------------------------------------(Thousands)------------------------------------------
BALANCE AT JANUARY 27, 1994         20,654        $10,327       $104,518         $5,530       ($15,662)      $394,894      $499,607


Net income                                                                                                     48,731        48,731

Dividends  ($1.12 per share)                                                                                  (23,213)      (23,213)

Profit Sharing Plan:

   Issuance of stock for FY94
    contribution                       148             74          5,456         (5,530)                                          0

   Stock portion of FY95
    contribution                                                                  5,515                                       5,515

   Purchase of stock from plan        (105)           (52)        (3,517)                                                    (3,569)

   Reduction of plan debt                                                                        2,481                        2,481

Restricted stock awards                 90             44          1,845                                                      1,889

Tax benefits related to employee
 stock plans                                                                                                      155           155

Repurchase of common stock            (228)          (114)        (1,095)                                      (6,299)       (7,508)

Acquisition of Bill's Drugs, Inc.
   Net of related costs                  1              1              9                                                         10

-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 26, 1995         20,560         10,280        107,216          5,515        (13,181)       414,268       524,098

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                     34,605        34,605

Dividends  ($.84 per share)                                                                                   (17,128)      (17,128)

Profit Sharing Plan:

   Issuance of stock for
    FY95 contribution                  176             88          5,427         (5,515)                                        --

   Purchase of stock from plan         (74)           (37)        (2,520)                                                    (2,557)

   Sale of stock to plan                58             29          1,971                                                      2,000

   Reduction of plan debt                                                                        1,320                        1,320

Restricted stock awards                 31             15          1,078                                                      1,093

Tax benefits related to employee
 stock plans                                                                                                       98            98

Repurchase of common stock            (815)          (407)        (4,016)                                     (23,969)      (28,392)

-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT OCTOBER 26, 1995         19,936        $ 9,968       $109,156        $    --       ($11,861)      $407,874      $515,137

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 26, 1995, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The financial statements for the periods ended October 26, 1995 and October 27, 1994 are unaudited. The Balance Sheet at January 26, 1995, and Statement of Stockholders' Equity for the year then ended, presented herein, have been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $128,600,000 at October 26, 1995, $128,600,000 at
     October 27, 1994, and $127,700,000 at January 26, 1995. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company repurchased 889,000 shares of common stock at a market value totaling $30,949,000 during the first three quarters of fiscal 1996 under an authorization granted by the Board in November 1994. The Company sold 58,200 shares of common stock to the Profit Sharing Plan during the first three quarters ended October 26, 1995 at market values totaling $2,000,000.

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

     Members are allocated shares of Longs common stock equal in value to the cash dividends on their allocated shares used to repay the loan. Dividends paid to the Plan, used in part to repay principal and interest on the loan, totaled $804,000 for the quarter ended October 26, 1995.

     Allocated and unallocated shares of the leveraged stock acquisition were as follows as of October 26, 1995:

          Allocated shares         462,509
          Unallocated shares       234,355
                                  ---------

          Total                    696,864
                                  ---------
                                  ---------

     The Company has no obligation to purchase outstanding shares held by the Plan. However, the Company has periodically repurchased shares to provide the Plan with needed liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          SALES

          Sales increased 2% to $629 million for the quarter ended October 26, 1995 as compared to $614 million for the similar period last year. Sales for the three quarters increased 3% to $1.92 billion as compared to $1.86 billion in the prior year. Our continued growth can be attributed to contributions from new stores, including the six stores recently acquired from Payless in Hawaii. Sales growth continues to be impacted by economic conditions and intense competition in California and Hawaii.

          Growth in pharmacy sales is primarily due to new stores, an emphasis on drug therapy as an alternative to expensive hospitalization, and an aging population. Pharmacy sales constituted 33% of total sales in the third quarter, up from 30% a year ago. Pharmacy sales through third-party arrangements now approximate 75% of total pharmacy sales.

          GROSS MARGINS

          Gross margins for third quarter increased to 26.5% from 25.4%. Year-to-date margins increased to 26.5% from 26.0% last year. These increases reflect our continued efforts to reduce merchandise acquisition costs through consolidated purchasing and several other marketing initiatives. The Company continues to implement systems linked directly to our vendors and warehouses to automate pharmacy and non-pharmacy merchandise replenishment in our stores. Automated merchandise replenishment for virtually all pharmacy products, over-the-counter (OTC) drugs and staple stock was operating in all mainland stores by the end of the second quarter. This has enabled the Company to achieve greater control over merchandise costs and inventory levels. The Company can also take advantage of its corporate buying power in categories supported by these systems.

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

          NET INCOME

          Net income for the quarter increased 37% to $8.8 million as compared with $6.4 million a year ago. Earnings per share increased 42% to $.44 per share compared to $.31 for the same quarter last year. Net income for the three quarters increased 10% to $34.6 million compared with $31.5 million last year. Earnings per share for the three quarters increased 12% to $1.71 compared to $1.52 last year. Improvements in net income are attributed primarily to increased gross margins. Earnings per share increased at a rate greater than net income due to share repurchases.

          Early this year, the Company set forth a challenge of $96 million in earnings before LIFO and taxes for fiscal year 1996 as compared to $83 million last year. Earnings before LIFO and taxes year-to-date are $61.2 million as compared to $54.8 million last year, an increase of 12%.

          OPERATING EXPENSES

          Operating, administrative and occupancy expenses for third quarter, as a percent of sales, increased to 24.2% from 23.8% in the third quarter last year. Year-to-date operating, administrative and occupancy expenses rose to 23.5% from 23.2% last year. Increases were primarily due to wages, occupancy and facilities costs associated with the six new stores in Hawaii and other new store openings. The occupancy expenses for the current year-to-date includes a $1.0 million provision for stores to be closed.

          INCOME TAXES

          The effective tax rate of 39.9% differed from the statutory rate of 43.8% primarily due to the benefit of the federal deduction for state income taxes and the deduction for dividends paid to the Employee Stock Ownership Plan. The income taxes charged against earnings in fiscal 1996 was $23.0 million compared to $20.7 million in the prior year.

          LIQUIDITY AND CAPITAL RESOURCES

          CASH POSITION

          Cash and cash equivalents decreased to $25.6 million as of October 26, 1995 from $47.2 million as of October 27, 1994. The reduction in cash balances primarily reflects cash paid for six new stores in Hawaii during first quarter of fiscal 1996, stock repurchases, and a slight decrease in cash from operating activities.

          CASH FROM OPERATING ACTIVITIES

          Cash provided by operating activities for the three quarters decreased to $52.1 million from $60.0 million last year. This resulted predominantly from an increase in inventory related to new stores and increases in operating, administrative and occupancy expenses.

          INVESTING ACTIVITIES

          Expenditures for property additions totaled approximately $39.5 million. This includes the addition of ten new stores this fiscal year, other new stores under construction, and expenditures for technology investments. Four underperforming stores were closed this year bringing our total stores in operation to 323 by the end of the third quarter. We plan to open five additional stores during the remainder of the fiscal 1996. Capital expenditures have been, and are expected to continue to be, funded from operations and cash reserves.

          Planned store openings are expected to continue at the present growth rate of 8 to 12 stores per year, excluding any potential acquisitions. New stores, remodels, and other capital expenditures are expected to cost approximately $40 million in fiscal 1997.

          FINANCING ACTIVITIES

          In an effort to increase shareholder value, the Company continues to repurchase stock under an authorization granted by the Board in November 1994. During the first three quarters of fiscal 1996, the Company repurchased 889,000 shares of common stock with a value totaling $30.9 million. In addition, 58,000 shares of common stock were sold to the Profit Sharing Plan during the second quarter at market values totaling $2.0 million.

          To maintain desired working capital, the Company may utilize short-term lines-of-credit available from several banks. During fiscal 1996, all investing and financing activities have been funded from operations and cash reserves. Available lines-of-credit were not utilized.

          INTEGRATED HEALTH CONCEPTS (IHC)

          During the second quarter Longs announced the formation of a new subsidiary, IHC, a wholly-owned subsidiary of Longs Drug Stores California, Inc., to enhance Longs' position in the growing managed health care market. IHC is a pharmacy benefit management company which will enable Longs to develop and market pharmacy insurance programs to employers and managed care organizations who need prescription services for their employees and members. IHC began marketing their pharmacy programs this fall to potential clients in all areas where our stores are located.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company's subsidiary, Longs Drug Stores California, Inc. ("Subsidiary"), has been named as one of a large number of defendants in two lawsuits filed in United States District Court for the Southern District of Florida, Harley S. Tropin, as Receiver of Lone Star Trading Company and its subsidiaries and affiliates, as Trustee of Premium Sales Corporation, Plaza Trading Corporation and as the designated corporate representative of Windsor Wholesale Corporation v. Kenneth Thenen, et al. ("Tropin"), and Walco Investments, Inc., et al. v. Kenneth Thenen, et al. ("Walco"). In addition, Subsidiary has been named in three cross-claims by certain co-defendants in Walco. The cases allege that investors invested in funding partnerships that sold securities offering a high rate of return from the partnerships' investment in the purported "diverting" business of Premium Sales Corporation and its affiliates ("Premium"), which was in fact a pyramid scheme based on falsified transactions. They further allege that a former employee of Subsidiary confirmed to the funding partnerships, on behalf of Subsidiary, nonexistent transactions; and they claim that Subsidiary is secondarily liable for the acts of the former employee. Several other retailers are co-defendants in the actions. Both cases are attempts to recover damages on behalf of essentially the same group of investors, but Walco is a class action by investors in the funding partnerships, and Tropin is an action brought by Premium's receiver and trustee in bankruptcy. Plaintiffs in both actions seek unspecified damages, alleging investor and other losses of hundreds of millions of dollars.

          The lawsuits were first filed in January 1994. Subsidiary was dropped from Walco without prejudice in May, 1994 and was added back into the case in November 1995. Discovery, which is consolidated for the cases and is in progress, has not yet been completed. Subsidiary denies having any knowledge of the alleged wrongdoing by its former employee or any other person in connection with these matters and believes that it has a number of defenses to the claims made against it. Subsidiary intends to vigorously defend itself.
          At this time the Company and Subsidiary are unable to predict the outcome of these actions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Reports on Form 8-K

               There have been no reports on Form 8-K filed during the quarter ended October 26, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        LONGS DRUG STORES CORPORATION
                                   --------------------------------------
                                                  (REGISTRANT)


Date      December 11, 1995         /s/  G. L. White
      ----------------------       ---------------------------------------
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