Form 10-K
period 1996-01-25
LONGS DRUG STORES CORP
filed 1996-04-19
CIK 764762

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-K
- --------------------------------------------------------------------------------

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended January 25, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from . . . . . . . .  to  . . . . . . . .

Commission file number 1-8978


                            LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Maryland                                       68-0048627
- -----------------------------------                    --------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

      141 North Civic Drive
  Walnut Creek, California                                     94596
- -----------------------------------                    --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
- -----------------------------------                    --------------------

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

                               Yes   X       No
                                -----        -------
                 The Exhibit Index is located on page 4 of this form.

                              (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on April 9, 1996, was approximately $902,896,434.

There were 19,898,544 shares of common stock outstanding as of April 9, 1996.




                         DOCUMENTS INCORPORATED BY REFERENCE

The Longs Drug Stores Corporation Annual Report to Shareholders for the year ended January 25, 1996 (hereinafter referred to as the Annual Report), has been incorporated by reference into:

         Part I    -    Items 1 and 3
         Part II   -    Items 5, 6, 7, and 8
         Part IV   -    Item 14(a)(1)

The definitive proxy statement dated April 19, 1996, as filed with the Commission on April 18, 1996, involving the election of directors, has been incorporated by reference into Part III, Items 10, 11, 12, and 13.

                              (Cover page 2 of 2 pages)

                                        PART I


ITEM 1.  BUSINESS

Longs Drug Stores is one of the largest drug store chains in North America serving the American West. The Company's stores are located in California, Colorado, Hawaii, and Nevada.

Pharmacy is the cornerstone of our business, accounting for over 30% of our sales. Complementing the pharmacy business are the principal categories of photo, cosmetics, greeting cards, over-the-counter health care products, and the newly-added convenience foods. The Company's decentralized philosophy allows store managers to enhance the product mix of their store based on customer preference in the communities they serve. Longs sells nationally advertised name-brand merchandise. Customers are provided extra value with items sold under Longs' private label.

The Company's business is highly competitive. It competes in the retail drug industry with local and national chains as well as with independent merchants. Merchandise of the kind sold by the Company can be found in variety stores, discount stores, supermarkets, and other retail facilities. Price, quality of goods and services, product mix, and convenience to the customer are a few principal elements of competition. Our business is seasonal, peaking in the fourth quarter due to the Thanksgiving and Christmas holidays and cold and flu season. Seasonality is consistent with our competitors in the retail drug industry.

The remainder of the information required by this item is contained in the Annual Report under the headings "Management's Discussion and Analysis" (pages 10-11), "Significant Accounting Policies" and "Employee Compensation and Benefits" (page 16), and "Acquisition of Hawaii Stores" (page 18).

ITEM 2.  PROPERTIES

As of January 25, 1996, Longs operates 328 stores; 284 in California, 32 in Hawaii, and 6 each in Colorado and Nevada. Our stores vary in size, with the majority ranging from 15,000 to 25,000 square feet, approximately 68% of which is devoted to selling space. The average size of the stores opened this past fiscal year is 23,000 square feet. The general office and 118 of our stores are Company-owned buildings on Company-owned land; 41 stores are Company-owned buildings on leased land; and 169 are totally leased. The Company's properties are in satisfactory condition and suitable to meet its needs.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings other than described in the Annual Report under the heading "Settlement of Lawsuit" (page 18).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter period covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are now executive officers of the Company and the Board of Directors intends to reelect them to their current offices.

                                                                     POSITION
                                                                       HELD
NAME            AGE   PRIMARY EXECUTIVE POSITION WITH REGISTRANT    SINCE(1)(2)

R. M. Long      57    Chairman of the Board and                      1991
                      Chief Executive Officer(3)                     1977

S. D. Roath     55    President(3)                                   1991

B. M. Brandon   57    Senior Vice President                          1988

G. A. Duey      63    Senior Vice President                          1988

D. J. Fong      47    Senior Vice President, Pharmacy                1995

O. D. Jones     57    Senior Vice President, Properties,             1975
                      and Secretary

R. A. Plomgren  62    Senior Vice President, Development(3)          1976

G. H. Saito     51    Senior Vice President, District Manager(3)     1995

D. R. Wilson    54    Senior Vice President, Marketing               1988

G. L. White     55    Vice President, Controller,                    1988
                      and Secretary

C. E. Selland   39    Treasurer, Assistant Secretary                 1994

- --------------------------------------------------------------------------------

(1)  Each officer is elected for a one-year term.

(2) All of the executive officers of the Company have been employed by the Company for at least the past five years in executive capacities or in related areas of responsibility.

(3)  Also serves as a Director of the Company.

                                       PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
 The principal market on which the Company's common stock is traded is the New York Stock Exchange under the symbol "LDG". The additional information required by this item is contained in the Annual Report under the headings "Statements of Consolidated Stockholders' Equity" (page 15), "Stockholders' Equity" (page 17), and "Quarterly Financial Data (Unaudited)" (page 18). Such information is hereby incorporated by reference and filed herewith.

ITEM 6.   SELECTED FINANCIAL DATA

Information required by this item is contained in the Annual Report under the heading "Management's Discussion and Analysis" (pages 10-11), "Five Year Selected Financial Data" (page 18), and "Selected Financial Data" (page 11). Such information is hereby incorporated by reference and filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained in the Annual Report under the headings "Message to Shareholders" (pages 3-9) and "Management's Discussion and Analysis" (pages 10-11). Such information is hereby incorporated by reference and filed herewith.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is contained in the Annual Report (pages 12-
18).  Such information is hereby incorporated by reference and filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is contained in a definitive proxy statement dated April 19, 1996, as filed with the Securities and Exchange Commission on April 18, 1996. Such information is hereby incorporated by reference. Certain information relating to executive officers of the Company is reported in Part I, Item 4 (page 2) of this report, entitled "Executive Officers of the Registrant."

Information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth in the definite proxy statement dated April 19, 1996, as filed with the commission on April 18, 1996, and is hereby incorporated by reference.

Items 11, 12, and 13 are omitted since the Company filed on April 18, 1996, with the Securities and Exchange Commission a definitive proxy statement dated April 19, 1996, involving the election of directors, for the Annual Meeting on May 21, 1996. Such information is hereby incorporated by reference.

                                       PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)    FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

          The following financial statements and independent auditors' report appearing in the Annual Report on pages 12 through 18 are incorporated herein by reference:

               Independent Auditors' Report.

               Statements of Consolidated Income for the fiscal years ended January 25,1996, January 26, 1995, and January 27, 1994.

               Consolidated Balance Sheets as of January 25, 1996, and January 26, 1995.

               Statements of Consolidated Cash Flows for the fiscal years ended January 25, 1996, January 26, 1995, and January 27, 1994.

               Statements of Consolidated Stockholders' Equity for the fiscal years ended January 25, 1996, January 26, 1995, and January 27, 1994.

               Notes to Consolidated Financial Statements.


(a)(2)    Not applicable.


(a)(3)    EXHIBITS
- --------------------------------------------------------------------------------

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

               i. A copy of the Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on June 6, 1995, on Form S-8, Registration No. 033-60005.

          13.  Annual Report..........................................(Enclosed)

          21. Subsidiary of the Registrant - Longs Drug Stores California, Inc., a California Corporation.

          23.  Consent of Auditors

               a.   Independent Auditors' Consent..........................  9

          27.  Financial Data Schedule

(b)       REPORTS ON FORM 8-K

          There have been no reports on Form 8-K filed during the quarter ended January 25, 1996.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        LONGS DRUG STORES CORPORATION
                                      ------------------------------------------
                                               (REGISTRANT)

Date        April 19, 1996              /s/  G. L. White
     -------------------------        ------------------------------------------
                                            (G. L. White)
                                            Vice President - Controller
                                                (PRINCIPAL ACCOUNTING OFFICER)


Date        April 19, 1996              /s/  C. E. Selland
     -------------------------        ------------------------------------------
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


              Date                                   Signature
              ----                                   ---------


            April 19, 1996         By   /s/  R. M. Long
     -------------------------        ------------------------------------------
                                            (R. M. Long)
                                            Chairman of the Board
                                            Chief Executive Officer and Director

            April 19, 1996         By   /s/  S. D. Roath
     -------------------------        ------------------------------------------
                                            (S. D. Roath)
                                            President and Director

              Date                                   Signature
              ----                                   ---------


            April 19, 1996         By   /s/  R. M. Brooks
     -------------------------        ------------------------------------------
                                            (R. M. Brooks)
                                            Director

            April 19, 1996         By   /s/  W. G. Combs
     -------------------------        ------------------------------------------
                                            (W. G. Combs)
                                            Retired Vice President and Director


            April 19, 1996         By   /s/  D. G. DeSchane
     -------------------------        ------------------------------------------
                                            (D. G. DeSchane)
                                             Director

            April 19, 1996         By   /s/  E. E. Johnston
     -------------------------        ------------------------------------------
                                            (E. E. Johnston)
                                            Director


            April 19, 1996         By   /s/  Mary S. Metz
     -------------------------        ------------------------------------------
                                            (Mary S. Metz)
                                            Director



            April 19, 1996         By   /s/  R. A. Plomgren
     -------------------------        ------------------------------------------
                                            (R. A. Plomgren)
                                            Senior Vice President - Development
                                            and Director

            April 19, 1996         By   /s/  H. R. Somerset
     -------------------------        ------------------------------------------
                                            (H. R. Somerset)
                                            Director

            April 19, 1996         By   /s/  T. R. Sweeney
     -------------------------        ------------------------------------------
                                            (T. R. Sweeney)
                                            Director
            April 19, 1996         By   /s/  F. E. Trotter
     -------------------------        ------------------------------------------
                                            (F. E. Trotter)
                                            Director

              Date                                   Signature
              ----                                   ---------


            April 19, 1996         By   /s/  D. L. Sorby,
     -------------------------        ------------------------------------------
                                            (D. L. Sorby, Ph.D.)
                                            Director

            April 19, 1996         By   /s/  G. H. Saito
     -------------------------        ------------------------------------------
                                            (G. H. Saito)
                                            Director