Form 10-Q
period 1996-04-25
LONGS DRUG STORES CORP
filed 1996-06-07
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended April 25, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                          LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            Maryland                                               68-0048627
- -----------------------------------------                    -------------------
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


141 North Civic Drive
Walnut Creek, California                                              94596
- -----------------------------------------                    -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
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

There were 19,831,508 shares of common stock outstanding as of May 22, 1996.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME                     For the Quarters Ended

                                                APRIL 25               April 27
                                                  1996                   1995
                                             -----------            -----------
                                            ----(Thousands Except Per Share)----


SALES                                         $  665,408             $  639,801

COSTS AND EXPENSES:

   Cost of merchandise sold                      484,577                470,569
   Operating and administrative                  122,536                114,478
   Occupancy                                      34,847                 32,650
                                              ----------             ----------

INCOME BEFORE TAXES ON INCOME                     23,448                 22,104

TAXES ON INCOME                                    9,400                  8,800
                                              ----------             ----------

NET INCOME                                    $   14,048             $   13,304
                                              ----------             ----------
                                              ----------             ----------


PER COMMON SHARE:


   NET INCOME                                 $      .71             $      .65
                                              ----------             ----------
                                              ----------             ----------

   DIVIDENDS                                  $      .28             $      .28
                                              ----------             ----------
                                              ----------             ----------


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                             19,868                 20,626


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS


                                                                       APRIL 25            April 27          January 25
                                                                         1996                1995                1996
                                                                     -----------         -----------          ----------
                                                                         ------------------(Thousands)----------------
ASSETS

CURRENT ASSETS:

   Cash and equivalents                                              $   55,799          $   37,288           $   49,314
   Pharmacy and other receivables                                        51,460              48,647               54,388
   Merchandise inventories                                              317,731             301,675              316,497
   Deferred income taxes                                                 24,766              16,570               23,640
   Other                                                                  1,718               1,867                2,687
                                                                     -----------         -----------          ----------
       Total current assets                                             451,474             406,047              446,526
                                                                     -----------         -----------          ----------

PROPERTY:

   Land                                                                  79,391              76,952               79,998
   Buildings and leasehold improvements                                 313,554             304,154              313,766
   Equipment and fixtures                                               253,273             244,307              247,831
   Beverage licenses                                                      7,189               7,165                7,163
                                                                     -----------         -----------          ----------

       Total property--at cost                                          653,407             632,578              648,758

   Less accumulated depreciation                                        260,280             235,323              253,461
                                                                     -----------         -----------          ----------

       Property--net                                                    393,127             397,255              395,297

OTHER NON-CURRENT ASSETS                                                 11,376              11,528               11,734
                                                                     -----------         -----------          ----------

          TOTAL                                                      $  855,977          $  814,830           $  853,557
                                                                     -----------         -----------          ----------
                                                                     -----------         -----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                  $  146,727          $  140,220           $  148,428
   Employee compensation and benefits                                    58,524              54,042               59,843
   Taxes payable                                                         39,612              30,578               37,808
   Current portion of guarantee                                           2,930               2,696                2,174
   Other                                                                 39,240              21,306               39,094
                                                                     -----------         -----------          ----------

       Total current liabilities                                        287,033             248,842              287,347
                                                                     -----------         -----------          ----------


GUARANTEE OF PROFIT SHARING PLAN DEBT                                     7,555              10,485                8,311
                                                                     -----------         -----------          ----------

DEFERRED INCOME TAXES                                                    34,988              34,377               35,132
                                                                     -----------         -----------          ----------

STOCKHOLDERS' EQUITY:

   Common stock (19,819,000, 20,432,000,
   and 19,816,000 shares outstanding)                                     9,909              10,216                9,908
   Additional capital                                                   110,409             110,619              107,608
   Common stock contribution to Profit Sharing Plan                          --                  --                4,550
   Guarantee of Profit Sharing Plan debt                                (10,485)            (13,181)             (10,485)
   Retained earnings                                                    416,568             413,472              411,186
                                                                     -----------         -----------          ----------

       Total stockholders' equity                                       526,401             521,126              522,767
                                                                     -----------         -----------          ----------

          TOTAL                                                     $   855,977         $   814,830          $   853,557
                                                                     -----------         -----------          ----------
                                                                     -----------         -----------          ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


STATEMENTS OF CONSOLIDATED CASH FLOWS                                                      For the Quarters Ended
                                                                                         APRIL 25          April 27
                                                                                           1996              1995
                                                                                     ------------------------------
                                                                                     ----------(Thousands)---------
OPERATING ACTIVITIES:

   Receipts from customers                                                           $    669,547      $    644,586
   Payments for merchandise                                                              (487,512)         (488,180)
   Payments for operating, administrative, and occupancy expenses                        (150,161)         (139,446)
   Income tax payments                                                                     (6,967)           (2,455)
                                                                                     ------------      ------------
       Net cash provided by operating activities                                           24,907            14,505
                                                                                     ------------      ------------

INVESTING ACTIVITIES:

   Payments for property additions and other assets                                       (10,510)          (18,271)
   Receipts from property dispositions                                                      2,422               214
                                                                                     ------------      ------------

       Net cash used in investing activities                                               (8,088)          (18,057)
                                                                                     ------------      ------------

FINANCING ACTIVITIES:

   Repurchase of common stock                                                              (4,768)          (10,889)
   Dividend payments                                                                       (5,566)           (5,789)
                                                                                     ------------      ------------

       Net cash used in financing activities                                              (10,334)          (16,678)
                                                                                     ------------      ------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                 6,485           (20,230)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                49,314            57,518
                                                                                     ------------      ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                $    55,799       $     37,288
                                                                                     ------------      ------------
                                                                                     ------------      ------------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                                        $     14,048      $     13,304
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                      10,616            10,567
        Deferred income taxes                                                              (1,270)              512
        Restricted stock awards                                                               390               369
        Common stock contribution to benefit plan                                            (495)               --
        Tax benefits credited to stockholders' equity                                          25                33
        Changes in assets and liabilities:
            Pharmacy and other receivables                                                  2,928             5,257
            Merchandise inventories                                                        (1,234)           (6,329)
            Other current assets                                                              969               867
            Current liabilities                                                            (1,070)          (10,075)
                                                                                     ------------      ------------

                Net cash provided by operating activities                            $     24,907      $     14,505
                                                                                     ------------      ------------
                                                                                     ------------      ------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 25, 1996 and Quarter Ended April 25, 1996


                                                                                PROFIT        GUARANTEE
                                              COMMON STOCK                      SHARING       OF PROFIT                 TOTAL
                                            ----------------    ADDITIONAL       PLAN          SHARING     RETAINED  STOCKHOLDERS'
(Thousands)                                 SHARES    AMOUNT      CAPITAL    CONTRIBUTIONS    PLAN DEBT    EARNINGS     EQUITY

- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 26, 1995                 20,560   $10,280     $107,216       $5,515        ($13,181)    $414,268    $524,098
- ------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                   46,228      46,228

Dividends  ($1.12 per share)                                                                                (22,697)    (22,697)

Profit Sharing Plan:

   Issuance of stock for
     FY95 contributions                        176        88        5,427       (5,515)                                       0

   Stock portion of
     FY96 contribution                                                           4,550                                    4,550

   Sale of stock to plan                        59        29        1,988                                                 2,017

   Purchase of stock from plan                (114)      (57)      (2,644)                                               (2,701)

   Reduction of plan debt                                                                        2,696                    2,696

Restricted stock awards                         30        15        1,463                                                 1,478

Tax benefits related to
  employee stock plans                                                                                          127         127

Repurchase of common stock                    (895)     (447)      (5,842)                                  (26,740)    (33,029)


- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 25, 1996                 19,816     9,908      107,608        4,550         (10,485)     411,186     522,767
- ------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                   14,048      14,048

Dividends  ($.28 per share)                                                                                  (5,566)     (5,566)

Profit Sharing Plan:

   Issuance of stock for
     FY96 contributions                         91        45        4,010       (4,550)                                    (495)

   Stock portion of
     FY97 contribution

   Purchase of stock from plan                 (27)      (14)      (1,196)                                               (1,210)

Restricted stock awards                         18        10          380                                                   390

Tax benefits related to
  employee stock plans                                                                                           25          25

Repurchase of common stock                     (79)      (40)        (393)                                   (3,125)     (3,558)


- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 25, 1996                   19,819   $ 9,909     $110,409       $    0        ($10,485)    $416,568    $526,401
- ------------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 25, 1996, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The financial statements for the periods ended April 25, 1996, and April 27, 1995 are unaudited. The Balance Sheet at January 25, 1996, and Statement of Stockholders' Equity for the year then ended, presented herein, have been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $131.0 million at April 25, 1996, $126.1 million at April 27, 1995, and $129.8 million at January 25, 1996. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. During the first quarter of 1997, the Company repurchased 106,000 shares of its common stock at a cost of $4.8 million in accordance with a stock repurchase plan adopted by the Board of Directors in November 1994. Included are 27,000 shares from the Profit Sharing Plan at market values totaling $1.2 million.

5. In April 1995, the Board of Directors approved the Longs Drug Stores Corporation Deferred Compensation Plan of 1995. The Plan provides eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on a date selected by the employee participant in accordance with the terms of the Plan. The total Deferred Compensation Obligations under the Plan may not exceed $10.0 million. As of April 25, 1996, there was $853,000 in compensation that had been deferred under this plan.

6. The legal settlement, as described in the 1996 Annual Report on page 18, remains subject to the completion of a definitive settlement agreement and to court approval, in respect of which plaintiffs have agreed to give their unconditional support. The Company has reflected the obligation as a current liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first quarter ended April 25, 1996 increased 4.0% to $665.4 million as compared to $639.8 million for the same period last year. Solid sales growth is attributed to same store sales, which increased 2.5% over the prior year, accompanied by sales in new stores and the stores acquired in Hawaii in the middle of first quarter last year.

Pharmacy sales increased 7.6% and represented 34.2% of total sales for the quarter as compared to 33.1% a year ago. Pharmacy sales through third-party arrangements as a percent of total pharmacy sales has increased to 78.2% from 73.8%.

Gross margins for the first quarter increased to 27.2% from 26.5% a year ago. Steady progress in category management, rapid replenishment and market pricing contributed to the improvement in non-pharmacy margins in the first quarter. Pharmacy margins decreased as the percentage of third party plans increased and the reduction in reimbursement rates from third party plans continued.

Operating, administrative, and occupancy expenses as a percent of sales increased to 23.7% from 23.0% in the first quarter last year. Increases were due to slightly higher wages and other costs as a percent of sales.

As a result of the foregoing factors, net income for the quarter increased
5.6% to $14.0 million compared to $13.3 million and earnings per share increased 9.6% to $.71 per share compared to $.65 last year. Earnings per share increased at a rate greater than net income due to share repurchases.

The retail drug store business is seasonal, peaking in the fourth quarter, due to the Thanksgiving and Christmas holidays and cold and flu season.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $55.8 million from $37.3 million a year ago due to improved cash flows from operating activities and fewer stock repurchases. Net expenditures for property additions totaled $8.1 million compared to $18.1 million a year ago which reflects the acquisition of six stores in Hawaii. The current quarter includes the addition of two new stores, and the closure of one store bringing our total stores in operation to 329. Several stores and a new warehouse are currently under construction, and other new stores are in various stages of planning.

In a continuing effort to improve shareholder value, the Company repurchased a total of 106,000 shares of its common stock during the quarter. Of these, 27,000 shares were repurchased from the Company's profit sharing plan at market values totaling $1.2 million, and 79,000 shares in the open market with a total cost of $3.6 million.

Expenditures for capital projects, dividends, and stock repurchases have been, and are expected to continue to be, funded from operations and cash reserves.
To maintain desired working capital, the Company may periodically use short-term lines of credit. Available lines of credit were not utilized in the current quarter.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Reports on Form 8-K

          There have been no reports on Form 8-K filed during the quarter ended April 25, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  LONGS DRUG STORES CORPORATION
                                                --------------------------------
                                                            (REGISTRANT)

Date June 7, 1996                               /s/ G. L. White
- -----------------------------                   --------------------------------
                                                  G. L. White
                                                  Vice President, Controller
                                                  (PRINCIPAL ACCOUNTING OFFICER)

                                                /s/ C. E. Selland
                                                --------------------------------
                                                  C. E. Selland
                                                  Treasurer