Form 10-Q
period 1996-07-25
LONGS DRUG STORES CORP
filed 1996-09-06
CIK 764762

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For The Quarterly Period Ended July 25, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                            LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            Maryland                                            68-0048627
- -----------------------------------------                  --------------------
   (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


      141 North Civic Drive
     Walnut Creek, California                                      94596
- ----------------------------------------                   --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
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


There were 19,517,055 shares of common stock outstanding as of August 23, 1996.

                            PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME

                                          For the            For the Two
                                     Quarters Ended         Quarters Ended

                                    JULY 25  July 27      JULY 25    July 27
                                    1996      1995        1996        1995
                                 ---------  ---------  ----------   ----------
                                  --------(Thousands Except Per Share)---------

SALES                            $ 681,503  $ 646,359  $1,346,911   $1,286,160

COSTS AND EXPENSES:
  Cost of merchandise sold         499,784    475,347     984,361      945,916
  Operating and administrative     122,898    115,574     245,436      230,051
  Occupancy                         36,409     34,652      71,254       67,303
                                 ---------  ---------  ----------   ----------

INCOME BEFORE TAXES ON INCOME       22,412     20,786      45,860       42,890


TAXES ON INCOME                      8,900      8,300      18,300       17,100
                                 ---------  ---------  ----------   ----------

NET INCOME                       $  13,512  $  12,486  $   27,560  $    25,790
                                 ---------  ---------  ----------   ----------
                                 ---------  ---------  ----------   ----------

PER COMMON SHARE:

  NET INCOME                         $ .69      $ .62      $ 1.39      $ 1.26
                                 ---------  ---------  ----------   ----------
                                 ---------  ---------  ----------   ----------

  DIVIDENDS                          $ .28      $ .28      $  .56      $  .56
                                 ---------  ---------  ----------   ----------
                                 ---------  ---------  ----------   ----------

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                         19,711     20,274      19,790       20,450




See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS


                                                             JULY 25        July 27      January 25
                                                              1996           1995           1996
                                                           ----------     ----------     ----------
                                                            ---------------(Thousands)--------------
ASSETS

CURRENT ASSETS:

    Cash and equivalents                                    $ 52,596       $ 39,376      $ 49,314
    Pharmacy and other receivables                            49,114         45,607         54,388
    Merchandise inventories                                  313,488        296,878        316,497
    Deferred income taxes                                     25,088         17,059         23,640
    Other                                                      1,174          1,093          2,687
                                                            ---------      ---------      ---------

         Total current assets                                441,460        400,013        446,526
                                                            ---------      ---------      ---------

PROPERTY:

    Land                                                      78,160         78,006         79,998
    Buildings and leasehold improvements                     318,279        307,445        313,766
    Equipment and fixtures                                   258,900        246,384        247,831
    Beverage licenses                                          7,212          7,145          7,163
                                                            ---------      ---------      ---------

         Total property--at cost                             662,551        638,980        648,758

    Less accumulated depreciation                            268,618        243,362        253,461
                                                            ---------      ---------      ---------

         Property--net                                       393,933        395,618        395,297
                                                            ---------      ---------      ---------

OTHER NON-CURRENT ASSETS                                      11,054         12,318         11,734
                                                            ---------      ---------      ---------

              TOTAL                                         $846,447       $807,949       $853,557
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                        $147,644       $145,182       $148,428
    Employee compensation and benefits                        59,771         56,055         59,843
    Taxes payable                                             28,867         22,813         37,808
    Current portion of guarantee                               2,991          2,753          2,174
    Other                                                     41,218         22,538         39,094
                                                            ---------      ---------      ---------

         Total current liabilities                           280,491        249,341        287,347
                                                            ---------      ---------      ---------


GUARANTEE OF PROFIT SHARING PLAN DEBT                          6,784          9,775          8,311
                                                            ---------      ---------      ---------

DEFERRED INCOME TAXES                                         34,882         34,647         35,132
                                                            ---------      ---------      ---------

STOCKHOLDERS' EQUITY:

    Common stock (19,553,000, 20,014,000,
         and 19,816,000 shares outstanding)                    9,776         10,007          9,908
    Additional capital                                       111,227        110,596        107,608
    Common stock contribution to Profit Sharing Plan            ----           ----          4,550
    Guarantee of Profit Sharing Plan debt                     (9,775)       (12,528)       (10,485)
    Retained earnings                                        413,062        406,111        411,186
                                                            ---------      ---------      ---------

         Total stockholders' equity                          524,290        514,186        522,767
                                                            ---------      ---------      ---------

              TOTAL                                         $846,447       $807,949       $853,557
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------


See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


STATEMENTS OF CONSOLIDATED CASH FLOWS                                                  For the Two Quarters Ended
                                                                                         JULY 25        July 27
                                                                                           1996           1995
                                                                                       --------------------------
                                                                                       -------(Thousands)--------

OPERATING ACTIVITIES:

    Receipts from customers                                                            $ 1,351,361    $ 1,293,221
    Payments for merchandise                                                              (982,136)      (951,506)
    Payments for operating, administrative, and occupancy expenses                        (293,495)      (276,782)
    Income tax payments                                                                    (26,082)       (19,385)
                                                                                          ---------      ---------

         Net cash provided by operating activities                                          49,648         45,548
                                                                                          ---------      ---------

INVESTING ACTIVITIES:

    Payments for property additions and other assets                                       (23,745)       (27,098)
    Receipts from property dispositions                                                      4,452            560
                                                                                          ---------      ---------

         Net cash used in investing activities                                             (19,293)       (26,538)
                                                                                          ---------      ---------

FINANCING ACTIVITIES:

    Repurchase of common stock                                                             (17,954)       (27,628)
    Dividend payments                                                                      (11,119)       (11,524)
    Proceeds from sale of common stock to Profit Sharing Plan                                2,000          2,000
                                                                                          ---------      ---------

         Net cash used in financing activities                                             (27,073)       (37,152)
                                                                                          ---------      ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                  3,282        (18,142)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                 49,314         57,518

                                                                                          ---------      ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                                     $ 52,596       $ 39,376
                                                                                          ---------      ---------
                                                                                          ---------      ---------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

    Net income                                                                            $ 27,560       $ 25,790
    Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                                                 21,337         19,897
              Deferred income taxes                                                         (1,698)           293
              Restricted stock awards                                                          773            731
              Tax benefits credited to stockholders' equity                                     48             66
              Changes in assets and liabilities:
                   Pharmacy and other receivables                                            5,274          8,297
                   Merchandise inventories                                                   3,009         (1,532)
                   Other current assets                                                      1,513          1,641
                   Current liabilities                                                      (8,168)        (9,635)
                                                                                          ---------      ---------

                        Net cash provided by operating activities                         $ 49,648       $ 45,548

                                                                                          ---------      ---------
                                                                                          ---------      ---------




See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 25, 1996 and Two Quarters Ended July 25, 1996



                                                                                  PROFIT       GUARANTEE
                                                 COMMON STOCK                     SHARING      OF PROFIT                TOTAL
                                               ----------------    ADDITIONAL      PLAN        SHARING    RETAINED   STOCKHOLDERS'
                                               SHARES    AMOUNT     CAPITAL    CONTRIBUTIONS   PLAN DEBT  EARNINGS      EQUITY
(Thousands)
- -----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 26, 1995                     20,560   $10,280  $107,216         $5,515      ($13,181)  $414,268     $524,098
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                                  46,228       46,228

DIVIDENDS  ($1.12 PER SHARE)                                                                               (22,697)     (22,697)

PROFIT SHARING PLAN:

 ISSUANCE OF STOCK FOR FY95 CONTRIBUTIONS          176        88     5,427         (5,515)                                    0

 STOCK PORTION OF FY96 CONTRIBUTION                                                 4,550                                 4,550

 SALE OF STOCK TO PLAN                              59        29     1,988                                                2,017

 PURCHASE OF STOCK FROM PLAN                      (114)      (57)   (2,644)                                              (2,701)

 REDUCTION OF PLAN DEBT                                                                           2,696                   2,696

RESTRICTED STOCK AWARDS                             30        15     1,463                                                1,478

TAX BENEFITS RELATED TO EMPLOYEE STOCK PLANS                                                                   127          127

REPURCHASE OF COMMON STOCK                        (895)     (447)   (5,842)                                (26,740)     (33,029)

- -----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 25, 1996                    19,816    $9,908  $107,608         $4,550      ($10,485)  $411,186     $522,767
- -----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                                  27,560       27,560


DIVIDENDS  ($.56 PER SHARE)                                                                                (11,119)     (11,119)


PROFIT SHARING PLAN:

 ISSUANCE OF STOCK FOR FY96 CONTRIBUTIONS           91        45     4,010         (4,055)                                    0

 CONTRIBUTED IN CASH                                                                 (495)                                 (495)

 SALE OF STOCK TO PLAN                              45        22     1,978                                                2,000

 PURCHASE OF STOCK FROM PLAN                       (27)      (13)   (1,196)                                              (1,209)

 REDUCTION OF PLAN DEBT                                                                             710                     710

RESTRICTED STOCK AWARDS                             18         9       764                                                  773

TAX BENEFITS RELATED TO EMPLOYEE STOCK PLANS                                                                    48           48

REPURCHASE OF COMMON STOCK                        (390)     (195)   (1,937)                                (14,613)     (16,745)


- -----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JULY 25, 1996                       19,553    $9,776  $111,227        $     0       ($9,775)  $413,062     $524,290
- -----------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 25, 1996, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The financial statements for the periods ended July 25, 1996 and July 27, 1995 are unaudited. The Balance Sheet at January 25, 1996, and Statement of Stockholders' Equity for the year then ended, presented herein, have been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $132.5 million at July 25, 1996, $126.6 million at July 27, 1995, and $129.8 million at January 25, 1996. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. During the first two quarters of 1997, the Company repurchased 417,000 shares of its common stock at a cost of $18.0 million in accordance with a stock repurchase plan adopted by the Board of Directors in November 1994. Included is the repurchase of 27,000 shares from the Profit Sharing Plan at market values totaling $1.2 million. The Company sold 45,000 shares of common stock to the Profit Sharing Plan during second quarter at market values totaling $2.0 million.

5. The legal settlement, as described in the 1996 Annual Report on page 18, remains subject to the completion of a definitive settlement agreement and court approval, in respect of which plaintiffs have agreed to give their unconditional support. The Company has reflected the obligation as a current liability.

6. In August 1996, the Board of Directors adopted a Shareholder Rights Plan in which preferred stock purchase rights will be distributed as a dividend to holders of common shares held as of the close of business on September 16, 1996. The plan replaces an existing plan adopted in 1986 that expires September 16, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second quarter sales grew 5.4% to $681.5 million. Sales for the two quarters increased 4.7% to $1.35 billion. The sales growth can be attributed to same store sales which grew 5.2% for the quarter and 3.9% year-to-date. Same store sales for comparable periods last year were flat. Mainland same store sales benefited from efforts in category management and other marketing initiatives enabling the Company to take advantage of the improving California economy, particularly in Southern California. In Hawaii six stores acquired in the first quarter of last year contributed to improved same store sales this year.

Pharmacy sales increased 9.7% for the quarter and 8.6% year-to-date, primarily due to increased script volume, helped by a lingering allergy season, and increased average script price. Pharmacy sales for the quarter represented 33.3% of total sales, up from 32.0% of total sales last year. Sales to customers of third party health care plans were 78.6% of pharmacy sales in second quarter compared to 74.5% for the same period last year.

Gross margin for second quarter was 26.7% compared to 26.5% a year ago and 26.9% compared to 26.5% year-to-date. Improvement in margin is primarily the result of marketing initiatives. These initiatives include "category management" which results in improved merchandise selection and product adjacencies and "market pricing" which provides greater control over competitive pricing of products.
In addition, utilization of automatic reordering systems helped to decrease purchasing costs.

The Company uses the LIFO method of inventory valuation. The LIFO provision included in cost of merchandise sold for the two quarters of fiscal 1997 was $2.7 million compared to $1.6 million last year. The increase is primarily due to inflation of pharmacy merchandise and food.

Operating, administrative, and occupancy expenses as a percent of sales increased to 23.4% from 23.2% in the second quarter last year. Year-to-date operating, administrative, and occupancy expenses rose to 23.5% from 23.1% last year. Increased operating and administrative costs were in line with our expectations and represent an increased corporate level investment in technology and marketing to support defined strategies. Occupancy cost increases reflect costs associated with the 8 new stores opened since second quarter a year ago.

Net income for the quarter increased 8.2% to $13.5 million compared to $12.5 million last year, and earnings per share increased 11.3% to $.69 per share compared to $.62 last year. Net income for the two quarters increased 6.9% to $27.6 million. Earnings per share for the two quarters increased 10.3% to $1.39 per share compared to $1.26 last year. Earnings per share increased at a rate greater than net income due to share repurchases.

The retail drug store business is seasonal, peaking in the fourth quarter due to the Thanksgiving and Christmas holidays and the cold and flu season. The Company's fiscal year ends the last Thursday in January. As a result, the current fiscal year and the fourth quarter will have one additional week when compared to the prior year. Sales and operations will benefit as a result, offset somewhat by fewer holiday shopping days between Thanksgiving and Christmas.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $52.6 million from $39.4 million a year ago. Cash from operations year-to-date improved over last year due to increased earnings and slightly lower payments for merchandise inventory. Stock repurchases were $18.0 million for the two quarters compared to $27.6 last year. Stock repurchases are at the discretion of the Board under an authorization approved in November 1994 and are impacted by stock price and available cash.

Net expenditures for property additions totaled $23.7 million compared to $27.0 million a year ago which included the acquisition of six stores in Hawaii. The total number of stores in operation as of July 25, 1996 was 329. Several stores and a new warehouse are currently under construction, and other new stores are in various stages of planning.

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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) On May 21, 1996, the Annual Meeting of Shareholders of the Company was held in Walnut Creek, California.

         (b)  The following directors were elected:

                                          Votes in Favor    Votes Withheld
                                          --------------    --------------


                   R. M. Brooks             17,688,797          309,410
                   W. G. Combs              17,689,931          308,276
                   D. G. DeSchane           17,619,189          379,018
                   G. H. Saito              17,689,810          308,397
                   D. L. Sorby, Ph.D.       17,677,609          320,598

              There were no abstentions and no broker non-votes.

         (c) Other directors whose term of office as a director continued after the Annual Meeting:

                   R. M. Long               M. S. Metz, Ph.D.
                   R. A. Plomgren           S. D. Roath
                   F. E. Trotter            T. R. Sweeney
                   H. R. Somerset           E. E. Johnston

         (d) Two amendments to the Company's Amended Articles of Incorporation were approved. The amendments were intended to simplify the Charter, delete certain provisions considered unnecessary, and resolve an existing ambiguity between the provisions of the Charter and the Bylaws.

              Amendment One was ratified with 17,438,487 votes in favor, 210,097 votes against, 349,623 abstentions, and no broker non-votes.

              Amendment Two was ratified with 17,024,503 votes in favor, 646,024 votes against, 327,680 abstentions, and no broker non-votes.

         (e) The proposal involving the manner in which non-employee Directors would be compensated was not ratified with 2,986,571 votes in favor, 13,659,476 votes against, 371,829 abstentions, and 980,331 broker non-votes.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              (3)(i) A copy of the Amended Articles of Incorporation, amended May 22, 1996, is incorporated herein as Exhibit 1 to Form 10-Q

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       LONGS DRUG STORES CORPORATION
                                  ----------------------------------------
                                                (REGISTRANT)

Date September 6, 1996            /s/  G. L. White
    ----------------------        ----------------------------------------
                                       G. L. White
                                       Vice President -- Controller
                                            (PRINCIPAL ACCOUNTING OFFICER)

                                  /s/  R. A. Plomgren
                                  ----------------------------------------
                                       R. A. Plomgren
                                       Senior Vice President -- Development
                                            (CHIEF FINANCIAL OFFICER)