Form 10-Q
period 1996-10-24
LONGS DRUG STORES CORP
filed 1996-12-06
CIK 764762

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For The Quarterly Period Ended October 24, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                            LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                         Maryland                          68-0048627
              ------------------------------                ------------------
              (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


                141 North Civic Drive
                Walnut Creek, California                        94596
              ------------------------------              ------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170




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

There were 19,507,846 shares of common stock outstanding as of November 25, 1996.

                           PART I - FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                    For the            For the Three
                                                 Quarters Ended       Quarters Ended

                                          OCTOBER 24    October 26   OCTOBER 24      October 26
                                             1996          1995         1996            1995
                                          ----------    ----------   ----------     -----------
                                          ------------(Thousands Except Per Share)-------------

SALES                                    $666,909       $628,900     $2,013,820     $1,915,060

COSTS AND EXPENSES:

   Cost of merchandise sold               490,451        462,257      1,474,812      1,408,173
   Operating and administrative           160,884        151,928        477,574        449,282
                                          --------      --------     ----------     ----------
INCOME BEFORE TAXES ON INCOME              15,574         14,715         61,434         57,605



TAXES ON INCOME                             6,200          5,900         24,500         23,000
                                         --------       --------     ----------     ----------

NET INCOME                                 $9,374         $8,815        $36,934        $34,605
                                         --------       --------     ----------     ----------
                                         --------       --------     ----------     ----------


PER COMMON SHARE:

   NET INCOME                                $.48           $.44          $1.87          $1.71
                                         --------       --------     ----------     ----------
                                         --------       --------     ----------     ----------

   DIVIDENDS                                 $.28           $.28           $.84          $.84
                                         --------       --------     ----------     ----------
                                         --------       --------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                19,535         19,964         19,705         20,288

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

 CONSOLIDATED BALANCE SHEETS


                                        OCTOBER 24     October 26     January 25
                                          1996           1995           1996
                                        ----------     ----------     ----------
                                        ----------------(Unaudited)-------------
                                        ----------------(Thousands)-------------
ASSETS

CURRENT ASSETS

    Cash and equivalents                 $ 31,885       $ 25,552       $ 49,314
    Pharmacy and other receivables         49,169         46,407         54,388
    Merchandise inventories               358,550        329,267        316,497
    Deferred income taxes                  24,105         17,422         23,640
    Other                                   1,878          2,042          2,687
                                          -------        -------        -------

    Total current assets                  465,587        420,690        446,526
                                          -------        -------        -------

PROPERTY:

    Land                                   78,761         78,751         79,998
    Buildings and leasehold improvements  324,173        312,894        313,766
    Equipment and fixtures                265,583        246,251        247,831
    Beverage licenses                       7,226          7,109          7,163
                                          -------        -------        -------

          Total property--at cost         675,743        645,005        648,758

    Less accumulated depreciation         277,606        247,738        253,461
                                          -------        -------        -------

          Property--net                   398,137        397,267        395,297
                                          -------        -------        -------

OTHER NON-CURRENT ASSETS                   11,404         12,008         11,734
                                          -------        -------        -------
           TOTAL                         $875,128       $829,965       $853,557
                                          -------        -------        -------
                                          -------        -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                     $166,630       $159,685       $148,428
    Short-term borrowings                   9,900             --             --
    Employee compensation and benefits     60,244         59,787         59,843
    Taxes payable                          26,557         24,650         37,808
    Current portion of guarantee            3,054          2,811          2,174
    Other                                  41,005         23,841         39,094
                                          -------        -------        -------


          Total current liabilities       307,390        270,774        287,347
                                          -------        -------        -------


GUARANTEE OF PROFIT SHARING PLAN DEBT       5,996          9,050          8,311
                                          -------        -------        -------

DEFERRED INCOME TAXES                      33,786         35,004         35,132
                                          -------        -------        -------

STOCKHOLDERS' EQUITY:

    Common stock (19,535,000, 19,936,000,
     and 19,816,000 shares outstanding)     9,767          9,968          9,908
    Additional capital                    110,246        109,156        107,608
    Common stock contribution to
     Profit Sharing Plan                       --                         4,550
    Guarantee of Profit Sharing Plan
     debt                                 (9,050)       (11,861)       (10,485)
    Retained earnings                     416,993        407,874        411,186
                                        ---------      ---------      ---------

         Total stockholders' equity       527,956        515,137        522,767
                                        ---------      ---------      ---------

               TOTAL                    $875,128        $829,965       $853,557
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                                 For the Three Quarters Ended
                                                 OCTOBER 24      October 26
                                                    1996            1995
                                                 ----------      -----------
                                                 ---------(Thousands)-------

OPERATING ACTIVITIES:

    Receipts from customers                      $2,018,664     $1,921,500
    Payments for merchandise                     (1,498,664)    (1,431,648)
    Payments for operating,administrative,
    and occupancy expenses                         (441,710)      (411,533)
    Income tax payments                             (37,071)       (26,222)
                                                 ----------     ----------
        Net cash provided by operating
         activities                                  41,219         52,097
                                                 ----------     ----------

INVESTING ACTIVITIES:

    Payments for property additions and
     other assets                                   (38,844)       (39,461)
    Receipts from property dispositions               4,273          1,475
                                                 ----------     ----------

         Net cash used in investing
          activities                                (34,571)       (37,986)
                                                 ----------     ----------

FINANCING ACTIVITIES:

    Proceeds from short-term borrowings               9,900          --
    Repurchase of common stock                      (19,393)       (30,949)
    Dividend payments                               (16,584)       (17,128)
    Proceeds from sale of common stock
     to Profit Sharing Plan                           2,000          2,000
                                                 ----------     ----------

    Net cash used in financing
     activities                                     (24,077)       (46,077)
                                                 ----------     ----------

DECREASE IN CASH AND EQUIVALENTS                    (17,429)       (31,966)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          49,314         57,518
                                                 ----------     ----------

CASH AND EQUIVALENTS AT END OF PERIOD               $31,885        $25,552
                                                 ----------     ----------
                                                 ----------     ----------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

    Net income                                      $36,934        $34,605
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
         Depreciation and amortization               32,062         30,005
         Deferred income taxes                       (1,811)           287
         Restricted stock awards                      1,222          1,093
         Tax benefits credited to stock-
          holders'equity                                 70             98
         Changes in assets and liabilities:
             Pharmacy and other receivables           5,219          7,497
             Merchandise inventories                (42,053)       (33,921)
              Other current assets                      809            692
             Current liabilities                      8,767         11,741
                                                 ----------     ----------

                  Net cash provided by
                   operating activities             $41,219        $52,097
                                                 ----------     ----------
                                                 ----------     ----------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 25, 1996 and Three Quarters Ended October 24, 1996


                                                                                 PROFIT      GUARANTEE
                                                 COMMON STOCK                    SHARING     OF PROFIT                TOTAL
                                              ------------------  ADDITIONAL      PLAN        SHARING   RETAINED   STOCKHOLDERS'
                                              SHARES      AMOUNT    CAPITAL   CONTRIBUTIONS  PLAN DEBT  EARNINGS      EQUITY
(Thousands)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 26, 1995                   20,560     $10,280    $107,216      $5,515     ($13,181)  $414,268    $524,098
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                46,228      46,228
Dividends  ($1.12 per share)                                                                            (22,697)    (22,697)

Profit Sharing Plan:

  Issuance of stock for FY95 contributions       176          88       5,427     (5,515)                                   0
  Stock portion of FY96 contribution                                               4,550                               4,550
  Sale of stock to plan                           59          29       1,988                                           2,017
  Purchase of stock from plan                   (114)        (57)     (2,644)                                         (2,701)
  Reduction of plan debt                                                                         2,696                 2,696

Restricted stock awards                           30          15       1,463                                           1,478

Tax benefits related to employee stock plans                                                                 127         127

Repurchase of common stock                      (895)       (447)     (5,842)                            (26,740)    (33,029)

--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 25, 1996                   19,816       9,908     107,608       4,550       (10,485)   411,186     522,767
--------------------------------------------------------------------------------------------------------------------------------

UNAUDITED:

Net income                                                                                                36,934      36,934

Dividends  ($.84 per share)                                                                              (16,584)    (16,584)

Profit Sharing Plan:

  Issuance of stock for FY96 contributions        91          45       4,010       (4,055)                                 0
  Contributed in cash                                                                (495)                              (495)
  Sale of stock to plan                           45          22       1,978                                           2,000
  Purchase of stock from plan                    (63)        (31)     (2,617)                                         (2,648)
  Reduction of plan debt                                                                         1,435                 1,435

Restricted stock awards                           36          18       1,204                                           1,222

Tax benefits related to employee stock plans                                                                  70          70

Repurchase of common stock                      (390)       (195)     (1,937)                            (14,613)    (16,745)

--------------------------------------------------------------------------------------------------------------------------------
Balance at October 24, 1996                   19,535      $9,767    $110,246     $     0       ($9,050) $416,993    $527,956
--------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 25, 1996, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The financial statements for the periods ended October 24, 1996 and October 26, 1995 are unaudited. The Consolidated Balance Sheet at January 25, 1996, and Statement of Stockholders' Equity for the year then ended, presented herein, have been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $132.5 million at October 24, 1996, $128.6 million at October 26, 1995, and $129.8 million at January 25, 1996. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $30.0 million at prevailing interest rates. The line of credit expires June 30, 1997. There was $20.1 million available for use at October 24, 1996.

5. During the first three quarters of fiscal year 1997, the Company repurchased 453,000 shares of its common stock at a cost of $19.4 million in accordance with a stock repurchase plan adopted by the Board of Directors in November 1994. Included is the repurchase of 63,000 shares from the Profit Sharing Plan at market values totaling $2.6 million. The Company sold 45,000 shares of common stock to the Profit Sharing Plan during second quarter at market values totaling $2.0 million.

6. The legal settlement, as described in the fiscal year 1996 Annual Report on page 18, remains subject to the completion of a definitive settlement agreement and court approval, in respect of which plaintiffs have agreed to give their unconditional support. The Company has reflected the obligation as a current liability.

7. In August 1996, the Board of Directors adopted a Shareholder Rights Plan in which preferred stock purchase rights attach to each common share outstanding as of the close of business on September 16, 1996. The plan replaces an existing plan adopted in 1986 that expired September 16, 1996.

8. On November 19, 1996, the Board of Directors declared a two-for-one stock split. The stock split will be in the form of a stock dividend to shareholders of record December 3, 1996, payable January 10, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Third quarter sales increased 6% to $667 million. Same store sales grew 5.2% for the quarter and 4.3% year-to-date. Contributing to the increase in same store sales were strong increases in pharmacy sales and sales in stores less than three years old.

Pharmacy sales increased 10.1% for the quarter, almost half the result of increases in prescription volume. Year-to-date pharmacy sales increased 9.1%. Pharmacy represented 33.7% of total sales in third quarter, up from 32.7% in the prior year. Pharmacy sales reimbursed through third party arrangements represented 79.4% of total pharmacy sales in third quarter.

GROSS MARGINS

Gross margin (including LIFO) was 26.5% for the quarter consistent with a year ago. Year-to-date gross margin was 26.8% compared to 26.5% in the prior year. Pharmacy margins continue to decline as third party sales become a larger portion of pharmacy sales. Pressure on pharmacy margins is consistent within the drug chain industry. In order to limit the negative impact of declines in pharmacy margins, the Company has concentrated efforts to optimize merchandise acquisition opportunities within the pharmacy and continues to emphasize minimum profitability standards when renewing third party contracts.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The internal rate of inflation was zero in third quarter resulting in no LIFO provision. Year-to-date the LIFO provision was $2.7 million compared to $3.6 million last year.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percent of sales were 24.1% and remained essentially flat for the quarter compared with the prior year's quarter. Year-to-date expenses as a percent of sales rose 0.3% to 23.7%. These changes were in line with our expectations.

OPERATING/NET INCOME

Operating income for the quarter was up 5.8%. Net income for the quarter increased 6.3%, slightly more than the increases in sales and operating income. Net income for the three quarters rose 6.7%, also ahead of the 5.2% increase in sales. Earnings per share increased 8.7% to $0.48 in third quarter and 9.9% to
$1.87 year-to-date.   Earnings per share increased at a greater rate than net
income due to share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities decreased compared to prior year primarily due to inventory building for the holiday season and the timing of income tax payments.

Capital expenditures for the three quarters were comparable to last year at $39 million. The net number of stores in operation increased from 323 to 333 since third quarter last year. The Company expects to open six stores in the fourth quarter, including three stores as part of our initial entry into the Las Vegas area. Longs has agreed to acquire the three stores from existing operators and will operate them under the Rainbow Pharmacy name until the fall of next year. Several other new stores and remodels are currently under construction, and other new stores are in various stages of planning. A $12.7 million Company-owned warehouse is expected to be completed and paid for in the fourth quarter to replace an existing leased facility. Capital expenditures will increase this year primarily due to the construction of the new warehouse.

Stock repurchases were $19.4 million year-to-date compared to $30.9 million last year. Stock repurchases are at the discretion of the Board of Directors under an authorization approved in November 1994 and are impacted by stock price and available cash flow.

Cash and cash equivalents increased $6.3 million to $31.9 million compared to third quarter last year. At quarter end, the Company borrowed $9.9 million on a short-term line of credit to meet working capital needs. Included in cash was approximately $14 million reserved for the payment for the settlement of the lawsuit expected to be completed in the fourth quarter.

SEASONALITY AND 53-WEEK YEAR

The retail drug store business is seasonal, peaking in the fourth quarter due to the Thanksgiving and Christmas holidays and the cold and flu season. The Company's fiscal year ends the last Thursday in January. As a result, the current fiscal year and the fourth quarter will have one additional week when compared to the prior year. Sales will benefit as a result, offset somewhat by fewer holiday shopping days between the Thanksgiving and Christmas holidays.

FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements regarding the Company's expected performance for the future periods, and actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks of changing market conditions in the overall economy and the retail industry, consumer demand, the opening of new stores, actual advertising expenditures by the company, the success of the Company's advertising and merchandising strategy and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission.

                              PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              (10) Copies of the renewal of the Agreements for Termination
                   Benefits dated August 22, 1996, are incorporated herein as
                   Exhibit 1, as executed by the Chairman, CEO and President;
                   Exhibit 2, as executed by the Senior Vice Presidents, Vice Presidents, District Managers and Treasurer; Exhibit 3, as executed by Select Key Executives and Store Managers as previously filed with the Commission on April 28, 1986.

         (b)  Reports on Form 8-K

              (10) The 1996 Shareholder Rights Agreement of Longs Drug Stores
                   Corporation dated August 20, 1996, was filed with the Commission on September 16, 1996.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  LONGS DRUG STORES CORPORATION
                             ----------------------------------------
                                       (REGISTRANT)

Date   December 6, 1996          /s/  G. L. White
      ------------------     ----------------------------------------
                                  G. L. White
                                  Vice President--Controller
                                       (PRINCIPAL ACCOUNTING OFFICER)

                                 /s/  R. A. Plomgren
                             ----------------------------------------
                                  R. A. Plomgren
                                  Senior Vice President--Development
                                       (CHIEF FINANCIAL OFFICER)