Form 10-K405
period 1997-01-30
LONGS DRUG STORES CORP
filed 1997-04-17
CIK 764762

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-K


(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended January 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from . . . . . . . .  to  . . . . . . . .

Commission file number 1-8978


                          LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  Maryland                                  68-0048627
  _________________________________________             __________________
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


            141 North Civic Drive
          Walnut Creek, California                             94596
  _________________________________________              _________________
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                        ON WHICH REGISTERED
             -------------------                       ---------------------

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

                            Yes   X       No
                                -----        -----
              The Exhibit Index is located on page 4 of this form.


                            (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on April 8, 1997, was approximately $937,514,380.

There were 39,267,618 shares of common stock outstanding as of April 8, 1997.



                       DOCUMENTS INCORPORATED BY REFERENCE

The Longs Drug Stores Corporation Annual Report to Shareholders for the year ended January 30, 1997, (hereinafter referred to as the Annual Report), has been incorporated by reference into:

               Part I    -    Items 1 and 3
               Part II   -    Items 5, 6, 7, and 8
               Part IV   -    Item 14(a)(1)

The definitive proxy statement dated April 18, 1997, as filed with the Commission on April 17, 1997, involving the election of directors, has been incorporated by reference into Part III, Items 10, 11, 12, and 13.


                            (Cover page 2 of 2 pages)

                                     PART I



ITEM 1.   BUSINESS

Longs Drug Stores was founded by two brothers, Joe and Tom Long, in May of 1938 in Oakland, California.

Pharmacy is the cornerstone of Longs' business, accounting for about 33% of sales, with script volume per day per store among the leaders in the industry. Complementing the pharmacy business are the core categories of over-the-counter health care products, photo and photo processing, cosmetics, and greeting cards. The Company's decentralized philosophy allows store managers to enhance the product mix of their store based on customer preference in the communities they serve. Longs sells nationally advertised name-brand merchandise. Customers are provided extra value with items sold under Longs' private label.

Longs competes in the retail drug industry with local and national chains as well as with independent merchants. The Company's stores are located in California, Colorado, Hawaii, and Nevada. Merchandise of the kind sold by the Company can be found in variety stores, discount stores, supermarkets, and other retail facilities. Price, quality of goods and services, product mix, and convenience to the customer are a few principal elements of competition. The business is seasonal, peaking in the fourth quarter due to the Thanksgiving and Christmas holidays and cold and flu season. Seasonality is consistent with our competitors in the retail drug industry.

The remainder of the information required by this item is contained in the Annual Report under the headings "Management's Discussion and Analysis" (pages 12-13), "Significant Accounting Policies" and "Employee Compensation and Benefits" (pages 18-19).

ITEM 2.   PROPERTIES

As of January 30, 1997, Longs operates 337 stores; 291 in California, 32 in Hawaii, 8 in Nevada, and 6 in Colorado. Our stores vary in size, with the majority ranging from 15,000 to 25,000 square feet, approximately 68% of which is devoted to selling space. The average size of the stores opened this past fiscal year is 18,000 square feet. The 2 corporate offices, 2 warehouses and 121 of our stores are Company-owned buildings on Company-owned land; 43 stores are Company-owned buildings on leased land; and 173 are totally leased. The Company's properties are consistently maintained and updated and are in good condition and suitable to meet its needs.

ITEM 3.   LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings other than described in the Annual Report under the heading "Settlement of Lawsuit" (page 20).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter period covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are now executive officers of the Company and the Board of Directors intends to reelect them to their current offices.

                                                                                      POSITION
                                                                                        HELD
     NAME            AGE         PRIMARY EXECUTIVE POSITION WITH REGISTRANT          SINCE(1)(2)
--------------    ---------   ------------------------------------------------      -------------
R. M. Long           58       Chairman of the Board and                                 1991
                              Chief Executive Officer(3)                                1977

S. D. Roath          56       President(3)                                              1991

B. M. Brandon        58       Senior Vice President                                     1988

G. A. Duey           64       Senior Vice President                                     1988

D. J. Fong           48       Senior Vice President, Pharmacy                           1995

O. D. Jones          58       Senior Vice President, Properties,                        1987
                              and Secretary                                             1976

R. A. Plomgren       63       Senior Vice President, Development                        1976
                              and Chief Financial Officer(3)                            1995

G. H. Saito          52       Senior Vice President, District Manager(3)                1995

D. R. Wilson         55       Senior Vice President, Marketing                          1988

G. L. White          56       Vice President, Controller,                               1988
                              and Secretary

C. E. Selland        40       Treasurer, Assistant Secretary                            1994


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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The principal market on which the Company's common stock is traded is the New York Stock Exchange under the symbol "LDG." The number of shareholders as of April 8, 1997 was 15,075. The additional information required by this item is contained in the Annual Report under the headings "Statements of Consolidated Stockholders' Equity" (page 17), "Stockholders' Equity" (pages 19-20), and "Quarterly Financial Data (Unaudited)" (page 20). Such information is hereby incorporated by reference and filed herewith.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item is contained in the Annual Report under the heading "Management's Discussion and Analysis" (pages 12-13) and "Five Year Selected Financial Data" (page 20). Such information is hereby incorporated by reference and filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained in the Annual Report under the heading "Management's Discussion and Analysis" (pages 12-13). Such information is hereby incorporated by reference and filed herewith.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is contained in the Annual Report (pages 14-20). Such information is hereby incorporated by reference and filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is contained in a definitive proxy statement dated April 18, 1997, as filed with the Securities and Exchange Commission on April 17, 1997. Such information is hereby incorporated by reference. Certain information relating to executive officers of the Company is reported in Part I, Item 4 (page 2) of this report, entitled "Executive Officers of the Registrant."

Information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth in the definitive proxy statement dated April 18, 1997, as filed with the Commission on April 17, 1997, and is hereby incorporated by reference.

Items 11, 12, and 13 are omitted since the Company filed on April 17, 1997, with the Securities and Exchange Commission a definitive proxy statement dated April 18, 1997, involving the election of directors, for the Annual Meeting on May 20, 1997. Such information is hereby incorporated by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) FINANCIAL STATEMENTS
       -------------------------------------------------------------------------
       The following financial statements and independent auditors' report appearing in the Annual Report on pages 14 through 20 are incorporated herein by reference:

           Independent Auditors' Report.

           Statements of Consolidated Income for the fiscal years ended January 30, 1997, January 25, 1996, and January 26, 1995.

           Consolidated Balance Sheets as of January 30, 1997, and January 25, 1996.

           Statements of Consolidated Cash Flows for the fiscal years ended January 30, 1997, January 25, 1996, and January 26, 1995.

           Statements of Consolidated Stockholders' Equity for the fiscal years ended January 30, 1997, January 25, 1996, and January 26, 1995.

           Notes to Consolidated Financial Statements.


(a)(2) Not applicable.


(a)(3) EXHIBITS
       -------------------------------------------------------------------------

       Exhibit
       No.

       3.  Articles of Incorporation and By-Laws

           a. A copy of the Articles of Incorporation and By-Laws of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on March 18, 1985, as
              Exhibit 3 to Form S-14, Registration No. 2-96486.

           b. By-Laws of Longs Drug Stores Corporation.

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

           d. A copy of the undertakings of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on April 10, 1987, into Form S-8, Registration No. 2-
              97578.

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

           g. A copy of the Proposal to acquire Bill's Drugs, Inc. is incorporated herein by reference as previously filed with the Commission on August 6, 1993, on Form S-4, Registration No. 033-
              49935.

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

           j. A copy of the Amended Articles of Incorporation, amended May 22, 1996, is incorporated herein by reference as previously filed with the Commission on May 22, 1996, as Exhibit 1 to Form 10-Q.

           k. Copies of the renewal of the Agreements for Termination Benefits dated August 22, 1996, are incorporated herein by reference as previously filed with the Commission on April 28, 1986, as Exhibits 1-3 to Form 10-Q.

           l. A copy of the Shareholder Rights Agreement of Longs Drug Stores
              Corporation dated August 20, 1996, is incorporated herein by reference as previously filed with the Commission on September
              16, 1996, as Exhibit 1 to Form 8-K.

    13.    Annual Report. . . . . . . . . . . . . . . . . . . . . .(Enclosed)

    21. Subsidiary of the Registrant - Longs Drug Stores California, Inc., a California Corporation.

    23.    Consent of Auditors

           a. Independent Auditors' Consent . . . . . . . . . . . .(Enclosed)

    27.    Financial Data Schedule


(b) REPORTS ON FORM 8-K

    There have been no reports on Form 8-K filed during the quarter ended January 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            LONGS DRUG STORES CORPORATION
                                       ----------------------------------------
                                                     (REGISTRANT)



Date      April 17, 1997                   /s/  G. L. White
     ------------------------          ----------------------------------------
                                           (G. L. White)
                                           Vice President - Controller
                                             (PRINCIPAL ACCOUNTING OFFICER)




Date      April 17, 1997                   /s/  R. A. Plomgren
     ------------------------          ----------------------------------------
                                           (R. A. Plomgren)
                                           Senior Vice President - Development
                                           and Director
                                             (CHIEF FINANCIAL OFFICER)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Date                                  Signature
                 ----                                  ---------



        April 17, 1997                 By   /s/  R. M. Long
  --------------------------              --------------------------------------
                                            (R. M. Long)
                                            Chairman of the Board
                                            Chief Executive Officer and Director



        April 17, 1997                 By   /s/  S. D. Roath
  --------------------------              --------------------------------------
                                            (S. D. Roath)
                                            President and Director

                 Date                                  Signature
                 ----                                  ---------



        April 17, 1997                 By
  --------------------------              --------------------------------------
                                            (R. M. Brooks)
                                            Director



        April 17, 1997                 By   /s/  W. G. Combs
  --------------------------              --------------------------------------
                                            (W. G. Combs)
                                            Retired Vice President and Director



        April 17, 1997                 By
  --------------------------              --------------------------------------
                                            (D. G. DeSchane)
                                            Director



        April 17, 1997                 By   /s/ E. E. Johnston
  --------------------------              --------------------------------------
                                            (E. E. Johnston)
                                            Director



        April 17, 1997                 By   /s/  M. S. Metz
  --------------------------              --------------------------------------
                                            (M. S. Metz)
                                            Director



        April 17, 1997                 By   /s/  G. H. Saito
  --------------------------              --------------------------------------
                                            (G. H. Saito)
                                            Director



        April 17, 1997                 By
  --------------------------              --------------------------------------
                                            (H. R. Somerset)
                                            Director



        April 17, 1997                 By   /s/  D. L. Sorby, Ph.D.
  --------------------------              --------------------------------------
                                            (D. L. Sorby, Ph.D.)
                                            Director



        April 17, 1997                 By   /s/  T. R. Sweeney
  --------------------------              --------------------------------------
                                            (T. R. Sweeney)
                                            Director



        April 17, 1997                 By
  --------------------------              --------------------------------------
                                            (F. E. Trotter)
                                            Director