Form 10-Q
period 1997-05-01
LONGS DRUG STORES CORP
filed 1997-06-12
CIK 764762

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For The Quarterly Period Ended May 1, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                            LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                    Maryland                          68-0048627
     -----------------------------------------      -----------------
          (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)


               141 North Civic Drive
            Walnut Creek, California                      94596
     -----------------------------------------      -----------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
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

There were 39,215,193 shares of common stock outstanding as of June 10, 1997.

                             PART I - FINANCIAL INFORMATION


Item 1.       Consolidated Financial Statements

--------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                  For the Quarters Ended

                                               May 1                   April 25
                                               1997                      1996
                                            -----------              -----------
                                            ----(Thousands Except Per Share)----


SALES                                     $  710,934               $  665,408

COSTS AND EXPENSES:

    Cost of merchandise sold                 522,156                  484,577
    Operating and administrative             165,598                  157,383
                                             --------                 --------

INCOME BEFORE TAXES ON INCOME                 23,180                   23,448

TAXES ON INCOME                                9,100                    9,400
                                             --------                 --------

NET INCOME                                 $  14,080                $  14,048
                                             --------                 --------
                                             --------                 --------

PER COMMON SHARE:


    NET INCOME                                $  .36                   $  .35
                                             --------                 --------
                                             --------                 --------

    DIVIDENDS                                 $  .14                   $  .14
                                             --------                 --------
                                             --------                 --------


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                         39,179                   39,736




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
                                                             May 1         April 25      January 30
                                                             1997            1996           1997
                                                          ----------      ----------     ----------
                                                        ------------------(Thousands)----------------
ASSETS

CURRENT ASSETS:

    Cash and equivalents                                   $  14,635      $  55,799      $  22,834
    Pharmacy and other receivables                            53,465         51,460         49,911
    Merchandise inventories                                  344,753        317,731        356,933
    Deferred income taxes                                     18,760         24,766         19,757
    Other                                                      1,261          1,718          1,939
                                                             --------       --------       --------

         Total current assets                                432,874        451,474        451,374
                                                             --------       --------       --------

PROPERTY:

    Land                                                      88,857         79,391         88,269
    Buildings and leasehold improvements                     342,732        313,554        337,486
    Equipment and fixtures                                   273,481        253,273        270,337
    Beverage licenses                                          7,334          7,189          7,240
                                                             --------       --------       --------

         Total property--at cost                             712,404        653,407        703,332

    Less accumulated depreciation                            294,379        260,280        285,943
                                                             --------       --------       --------

         Property--net                                       418,025        393,127        417,389

OTHER NON-CURRENT ASSETS                                      10,859         11,376         10,886
                                                             --------       --------       --------

         TOTAL                                            $  861,758      $ 855,977      $ 879,649
                                                             --------       --------       --------
                                                             --------       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                      $  133,974      $ 146,727      $ 164,369
    Short-term borrowings                                     17,134             --             --
    Employee compensation and benefits                        59,550         58,524         55,957
    Taxes payable                                             23,594         39,612         34,294
    Current portion of guarantee                               3,184          2,930          2,363
    Other                                                     27,591         39,240         29,526
                                                             --------       --------       --------

         Total current liabilities                           265,027        287,033        286,509
                                                             --------       --------       --------


GUARANTEE OF PROFIT SHARING PLAN DEBT                          4,371          7,555          5,192
                                                             --------       --------       --------

DEFERRED INCOME TAXES                                         32,964         34,988         34,362
                                                             --------       --------       --------

STOCKHOLDERS' EQUITY:

    Common stock (39,267,000, 39,638,000,
         and 38,968,000 shares outstanding)                   19,634         19,818         19,484
    Additional capital                                       116,501        110,409        109,327
    Common stock contribution to Profit Sharing Plan              --             --          9,955
    Guarantee of Profit Sharing Plan debt                     (7,555)       (10,485)        (7,555)
    Retained earnings                                        430,816        406,659        422,375
                                                             --------       --------       --------

         Total stockholders' equity                          559,396        526,401        553,586
                                                             --------       --------       --------

               TOTAL                                      $  861,758      $ 855,977      $ 879,649
                                                             --------       --------       --------
                                                             --------       --------       --------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                                        For the Quarters Ended
                                                                                       May 1            April 25
                                                                                       1997               1996
                                                                                   -------------------------------
                                                                                   ----------(Thousands)----------
OPERATING ACTIVITIES:

    Receipts from customers                                                         $  707,895        $  669,547
    Payments for merchandise                                                          (540,371)         (487,512)
    Payments for operating and administrative expenses                                (171,946)         (150,161)
    Income tax payments                                                                   (944)           (6,967)
                                                                                      ---------         ---------

         Net cash provided (used) by operating activities                               (5,366)           24,907
                                                                                      ---------         ---------

INVESTING ACTIVITIES:

    Payments for property additions and other non-current assets                       (11,643)          (10,510)
    Receipts from property dispositions                                                    448             2,422
                                                                                      ---------         ---------

         Net cash used in investing activities                                         (11,195)           (8,088)
                                                                                      ---------         ---------

FINANCING ACTIVITIES:

    Proceeds from borrowings                                                            17,134                --
    Repurchase of common stock                                                          (3,290)           (4,768)
    Dividend payments                                                                   (5,482)           (5,566)
                                                                                      ---------         ---------

         Net cash provided (used) by financing activities                                8,362           (10,334)
                                                                                      ---------         ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                             (8,199)            6,485

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             22,834            49,314
                                                                                      ---------         ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                                $  14,635         $  55,799
                                                                                      ---------         ---------
                                                                                      ---------         ---------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

    Net income                                                                       $  14,080         $  14,048
    Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                                             10,586            10,616
              Deferred income taxes                                                       (401)           (1,270)
              Restricted stock awards                                                      484               390
              Common stock contribution to benefit plan                                     --              (495)
              Tax benefits credited to stockholders' equity                                 18                25
              Changes in assets and liabilities:
                   Pharmacy and other receivables                                       (3,554)            2,928
                   Merchandise inventories                                              12,180            (1,234)
                   Other current assets                                                    678               969
                   Current liabilities                                                 (39,437)           (1,070)
                                                                                      ---------         ---------

                         Net cash provided (used) by operating activities            $  (5,366)         $  24,907
                                                                                      ---------         ---------
                                                                                      ---------         ---------





SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 30, 1997 and Quarter Ended May 1, 1997


                                                                                   PROFIT      GUARANTEE
                                                    COMMON STOCK                   SHARING     OF PROFIT                  TOTAL
                                                  ---------------   ADDITIONAL      PLAN        SHARING     RETAINED   STOCKHOLDERS'
(Thousands)                                       SHARES   AMOUNT    CAPITAL    CONTRIBUTIONS  PLAN DEBT    EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 25, 1996                      39,632   $19,816   $107,608     $ 4,550       ($10,485)   $401,278     $522,767
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                   58,612       58,612

Dividends  ($.56 per share)                                                                                 (22,054)     (22,054)

Profit Sharing Plan:

   Issuance of stock for FY96 contribution          181        91      4,010      (4,055)                       (46)           0

   Contribution in cash                                                             (495)                                   (495)

   Stock portion of FY97 contribution                                              9,955                                   9,955

   Sale of stock to plan                             90        45      1,978                                    (23)       2,000

   Purchase of stock from plan                     (179)      (90)    (3,925)                                    45       (3,970)

   Reduction of plan debt                                                                         2,930                    2,930

Restricted stock awards                              72        36      1,651                                    (18)       1,669

Tax benefits related to employee stock plans                                                                     90           90

Repurchase of common stock                         (828)     (414)    (1,995)                               (15,509)     (17,918)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1997                      38,968   $19,484   $109,327      $9,955        ($7,555)   $422,375     $553,586
------------------------------------------------------------------------------------------------------------------------------------

UNAUDITED:

Net income                                                                                                   14,080       14,080

Dividends  ($.14 per share)                                                                                  (5,482)      (5,482)

Profit Sharing Plan:

   Issuance of stock for FY97 contribution          375       188      9,767      (9,955)                                      0

   Purchase of stock from plan                     (119)      (60)    (3,030)                                             (3,090)

Restricted stock awards                              51        26        458                                                 484

Tax benefits related to employee stock plans                                                                     18           18

Repurchase of common stock                           (8)       (4)       (21)                                  (175)        (200)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAY 1, 1997                           39,267   $19,634   $116,501     $     0        ($7,555)   $430,816     $559,396
------------------------------------------------------------------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated.
    The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 30, 1997, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods.
    The financial statements for the periods ended May 1, 1997, and April 25, 1996, are unaudited. The Balance Sheet at January 30, 1997, and Statement of Stockholders' Equity for the year then ended, presented herein, have been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $133.8 million at May 1, 1997, $131.0 million at April 26, 1996, and $133.2 million at January 30, 1997. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $30.0 million at prevailing interest rates. The line of credit expires on June 30, 1998. There was $12.9 million available for use at May 1, 1997.

5. During the first quarter of fiscal year 1998, the Company repurchased 119,000 shares of common stock from the Profit Sharing Plan at market values totaling $3.1 million and 8,000 shares of common stock from the V.M. Long Charitable Foundation at market values totaling $0.2 million.

6. The legal settlement, as described in the fiscal year 1997 Annual Report on page 20, has received final court approval and is the subject of a definitive settlement agreement, but will not become finally effective until required releases are delivered and other contingencies have been resolved.

7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The Company does not anticipate the effect on earnings per share to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

First quarter sales increased 6.8% to $710.9 million, with same store sales growing 5.5% for the quarter. Contributing to the increase in same store sales were strong pharmacy sales, sales in stores less than three years old and increased sales through the Company's mail order pharmacy.

Pharmacy sales increased 12.8% for the quarter due to growth in prescription volume and sales of more expensive medications, particularly allergy products. Pharmacy represented 36.1% of total sales in first quarter, up from 34.2% in the prior year. Pharmacy sales reimbursed through third party arrangements grew to 81.5% of total pharmacy sales compared to 77.7% in the prior year quarter.

GROSS MARGINS

Gross margin was 26.6% for the quarter, down from 27.2% a year ago. Pharmacy margins continue to decline as third party sales become a larger portion of pharmacy sales and as pharmacy sales become a larger portion of overall sales. Contributing to the decline in pharmacy margins was a shift in pharmacy product mix towards more expensive prescriptions. Non-pharmacy margins were comparable to the prior year quarter.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $600 thousand in first quarter compared to $1.2 million in the prior year quarter, due to lower inflation in pharmacy goods.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percent of sales were 23.3% as compared to 23.7% in the prior year quarter, benefiting from the increase in sales.

OPERATING/NET INCOME

Operating income as a percent of sales for the quarter declined to 3.3% compared to 3.5% in the prior year primarily due to softer margins. Net income as a percent of sales declined slightly to 2.0% from 2.1% in the prior year quarter.


LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash used in operating activities increased compared to the prior year quarter primarily due to increased payments for merchandise and an increase in payments for operating and administrative expenses, resulting from the level of accounts payable at the end of fourth quarter 1997 compared to fourth quarter 1996.

Payments for property additions for the first quarter increased $1.1 million compared to the prior year quarter. The number of stores in operation increased by ten from 329 to 339 since first quarter last year. The Company expects to open seventeen stores and close two stores in fiscal year 1998. Capital expenditures are expected to increase this year primarily due to construction of a new warehouse and new stores, increases in remodeling expenditures supporting category management expansion and continued information system enhancements.

Stock repurchases were $3.3 million for the quarter compared to $4.8 million in prior year quarter.

At quarter end, the Company borrowed $17.1 million on an unsecured revolving line of credit at prevailing interest rates to meet working capital needs. The unused portion of the line of credit was $12.9 million at the end of first quarter.

Expenditures for capital projects, dividends, and stock repurchases are expected to continue to be funded from operations, cash reserves, and short-term borrowings as deemed necessary.

FORWARD LOOKING INFORMATION

This report contains certain forward-looking statements regarding the Company's expected performance for future periods including same store sales and new store openings. Actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks for changing market conditions in the overall economy and the retail industry, consumer demand, the opening of new stores, actual advertising expenditures by the Company, the success of the Company's advertising and merchandising strategy and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Information required by this item is incorporated by reference within
         Part I (page 5) to Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K

         There have been no reports on Form 8-K filed during the quarter ended May 1, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            LONGS DRUG STORES CORPORATION
                                         -------------------------------------
                                                     (REGISTRANT)


Date      June 12, 1997                     /s/   G. L. White
      ---------------------              -------------------------------------
                                            G. L. White
                                            Vice President, Controller
                                                (PRINCIPAL ACCOUNTING OFFICER)


                                            /s/   R. A. Plomgren
                                         -------------------------------------
                                            R. A. Plomgren
                                            Senior Vice President -- Development
                                                (CHIEF FINANCIAL OFFICER)