Form 10-Q
period 1997-07-31
LONGS DRUG STORES CORP
filed 1997-09-12
CIK 764762

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For The Quarterly Period Ended July 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                            LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              Maryland                                   68-0048627
    ----------------------------------               ---------------------
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


        141 North Civic Drive
       Walnut Creek, California                              94596
    ----------------------------------                --------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170




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

                               Yes   X       No


There were 38,728,605 shares of common stock outstanding as of September 2, 1997.

                            PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements



STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)
--------------------------------------------------------------------------------




                                                        For the                          For the Two
                                                     Quarter Ended                      Quarters Ended

                                                JULY 31       July 25             JULY 31         July 25
                                                 1997           1996               1997            1996
                                                ----------------(Thousands Except Per Share)-------------
SALES                                         $718,267       $681,503          $1,429,200     $1,346,911

COSTS AND EXPENSES:

    Cost of merchandise sold                   528,199        499,784           1,050,355        984,361
    Operating and administrative               169,904        159,307             335,501        316,690
                                              --------       --------          ----------       --------
INCOME BEFORE TAXES ON INCOME                   20,164         22,412             43,344          45,860


TAXES ON INCOME                                  7,900          8,900              17,000         18,300
                                              --------       --------          ----------       --------

NET INCOME                                     $12,264       $13,512              $26,344       $27,560
                                              --------       --------          ----------       --------
                                              --------       --------          ----------       --------

PER COMMON SHARE:

    NET INCOME                                    $.31         $  .34                $.67          $ .69
                                              --------       --------          ----------       --------
                                              --------       --------          ----------       --------

    DIVIDENDS                                     $.14          $ .14                $.28         $  .28
                                              --------       --------          ----------       --------
                                              --------       --------          ----------       --------


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                           39,089         39,422              39,134         39,580




See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                       JULY 31               July 25            January 30
                                                                         1997                 1996                1997
                                                                      -------------         ------------       ------------
                                                                      -----------------------(Thousands)-----------------
ASSETS

CURRENT ASSETS:

    Cash and equivalents                                                $16,228             $52,596             $22,834
    Pharmacy and other receivables                                       53,898              49,114              49,911
    Merchandise inventories                                             345,447             313,488             356,933
    Deferred income taxes                                                18,369              25,088              19,757
    Other                                                                   811               1,174               1,939
                                                                       --------           ---------            --------

         Total current assets                                           434,753             441,460             451,374
                                                                       --------           ---------            --------
PROPERTY:

    Land                                                                 89,745              78,160              88,269
    Buildings and leasehold improvements                                347,644             318,279             337,486
    Equipment and fixtures                                              279,497             258,900             270,337
    Beverage licenses                                                     7,340               7,212               7,240
                                                                       --------           ---------            --------

         Total property--at cost                                        724,226             662,551             703,332

    Less accumulated depreciation                                       302,231             268,618             285,943
                                                                       --------           ---------            --------

         Property--net                                                  421,995             393,933             417,389
                                                                       --------           ---------            --------

OTHER NON-CURRENT ASSETS                                                 10,824              11,054             10,886
                                                                       --------           ---------            --------

            TOTAL                                                      $867,572            $846,447            $879,649
                                                                       --------           ---------            --------
                                                                       --------           ---------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                   $152,401            $147,644            $164,369
    Short-term borrowings                                                12,052               ----                ----
    Employee compensation and benefits                                   61,548              59,771              55,957
    Taxes payable                                                        18,926              28,867              34,294
    Current portion of guarantee                                          3,251               2,991               2,363
    Other                                                                30,425              41,218              29,526
                                                                       --------           ---------            --------

         Total current liabilities                                      278,603             280,491             286,509
                                                                       --------           ---------            --------


GUARANTEE OF PROFIT SHARING PLAN DEBT                                     3,532               6,784               5,192
                                                                       --------           ---------            --------

DEFERRED INCOME TAXES                                                    28,899              34,882              34,362
                                                                       --------           ---------            --------

STOCKHOLDERS' EQUITY:

    Common stock (38,825,000, 39,106,000,
         and 38,968,000 shares outstanding)                              19,412               9,776              19,484
    Additional capital                                                  114,714             111,227             109,327
    Common stock contribution to Profit Sharing Plan                      ----                ----                9,955
    Guarantee of Profit Sharing Plan debt                                (6,783)             (9,775)             (7,555)
    Retained earnings                                                   429,195             413,062             422,375
                                                                       --------           ---------            --------

         Total stockholders' equity                                     556,538             524,290             553,586
                                                                       --------           ---------            --------

            TOTAL                                                      $867,572            $846,447            $879,649
                                                                       --------           ---------            --------
                                                                       --------           ---------            --------






See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)




                                                                           For the Two Quarters Ended
                                                                         JULY 31              July 25
                                                                          1997                 1996
                                                                     ------------(Thousands)------------
OPERATING ACTIVITIES:

    Receipts from customers                                          $1,425,566          $1,351,361
    Payments for merchandise                                         (1,050,837)           (982,136)
    Payments for operating, administrative, and occupancy expenses     (323,447)           (293,495)
    Income tax payments                                                 (18,719)            (26,082)
                                                                    -----------          ----------
       Net cash provided by operating activities                         32,563              49,648
                                                                    -----------          ----------

INVESTING ACTIVITIES:

    Payments for property additions and other assets                    (26,866)            (23,745)
    Receipts from property dispositions                                     821               4,452
                                                                    -----------          ----------

       Net cash used in investing activities                            (26,045)            (19,293)
                                                                    -----------          ----------

FINANCING ACTIVITIES:
    Repurchase of common stock                                          (14,203)            (17,954)
    Dividend payments                                                   (10,973)            (11,119)
    Proceeds from borrowings                                             12,052               ----
    Proceeds from sale of common stock to Profit Sharing Plan             ----               2,000
                                                                    -----------          ----------

       Net cash used in financing activities                            (13,124)            (27,073)
                                                                    -----------          ----------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                              (6,606)              3,282

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                              22,834              49,314
                                                                    -----------          ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                   $16,228             $52,596
                                                                    -----------          ----------
                                                                    -----------          ----------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

    Net income                                                          $26,344             $27,560
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                   21,502              21,337
         Deferred income taxes                                           (4,075)             (1,698)
         Restricted stock awards                                            977                 773
         Tax benefits credited to stockholders' equity                       35                  48
         Changes in assets and liabilities:
            Pharmacy and other receivables                               (3,987)              5,274
            Merchandise inventories                                      11,486               3,009
            Other current assets                                          1,128               1,513
            Current liabilities                                         (20,847)             (8,168)
                                                                    -----------          ----------

    Net cash provided by operating activities                           $32,563             $49,648
                                                                    -----------          ----------
                                                                    -----------          ----------





See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 30, 1997 and Two Quarters Ended July 31, 1997



                                                                                     PROFIT    GUARANTEE
                                                                                   SHARING    OF PROFIT               TOTAL
                                               COMMON STOCK       ADDITIONAL         PLAN       SHARING    RETAINED STOCKHOLDERS'
                                           ---------------------
(Thousands)                                  SHARES      AMOUNT     CAPITAL     CONTRIBUTIONS  PLAN DEBT   EARNINGS   EQUITY

-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 25, 1996                39,632      $19,816    $107,608         $4,550    ($10,485)    $401,278  $522,767
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                  58,612    58,612
Dividends  ($.56 per share)                                                                                (22,054)  (22,054)
Profit Sharing Plan:
  Issuance of stock for FY96 contributions    181           91       4,010         (4,055)                     (46)        0
  Contribution in cash                                                               (495)                              (495)
  Stock portion of FY96 contribution                                                9,955                              9,955
  Sale of stock to plan                        90           45       1,978                                     (23)    2,000
  Purchase of stock from plan                (179)         (90)     (3,925)                                     45    (3,970)
  Reduction of plan debt                                                                        2,930                  2,930
Restricted stock awards                        72           36       1,651                                     (18)    1,669
Tax benefits related to employee stock plans                                                                    90        90
Repurchase of common stock                   (828)        (414)     (1,995)                                (15,509)  (17,918)

-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1997                38,968      $19,484    $109,327         $9,955     ($7,555)    $422,375  $553,586
-----------------------------------------------------------------------------------------------------------------------------

UNAUDITED:
Net income                                                                                                  26,344    26,344
Dividends  ($.28 per share)                                                                                (10,973)  (10,973)
Profit Sharing Plan:
  Issuance of stock for FY97 contributions    376          188       9,767         (9,955)                                 0
  Purchase of stock from plan                (171)         (86)     (4,301)                                           (4,387)
  Reduction of plan debt                                                                          772                    772
Restricted stock awards                        51           25         952                                               977
Tax benefits related to employee stock plans                                                                    35        35
Repurchase of common stock                   (399)        (199)     (1,031)                                 (8,586)   (9,816)

-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1997                   38,825      $19,412    $114,714        $     0     ($6,783)    $429,195  $556,538
-----------------------------------------------------------------------------------------------------------------------------





SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 30, 1997, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The condensed financial statements for the periods ended July 31, 1997 and July 25, 1996 are unaudited. The condensed Balance Sheet at January 30, 1997, and condensed Statement of Stockholders' Equity for the year then ended, presented herein, have been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $135.7 million at July 31, 1997, $132.5 million at July 25, 1996, and $133.2 million at January 30, 1997. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $30.0 million at prevailing interest rates. The line of credit expires on June 30, 1998. There was $17.9 million available for use at July 31, 1997.

5. During the first two quarters of 1998, the Company repurchased 171,000 shares of common stock from the Profit Sharing Plan at market values totaling $4.4 million and 399,000 common shares from the T. J. and V. M. Long Charitable Foundations at market values totaling $9.8 million.

6. The legal settlement, as described in the fiscal year 1997 Annual Report on page 20, has received final court approval and is the subject of a definitive settlement agreement, but will not become finally effective until required releases are delivered and other contingencies have been resolved.

7. In February 1997 a new statement, EARNINGS PER SHARE (Financial Accounting Standard No. 128), was issued effective for interim and annual periods ending after December 15, 1997. This statement supersedes APB Opinion 15 and specifies the computation, presentation and disclosure requirements for earnings per share. The changes required by this statement will not materially affect the Company's earnings per share.

8. In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME, which requires that a company report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and the effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SALES

Second quarter sales increased 5.4% to $718.3 million, with same store sales growing 3.8% for the quarter. Sales for the two quarters increased 6.1% to $1.43 billion. Increases in average script price and in the number of prescriptions filled, primarily in new stores, contributed to the increase in pharmacy sales with a small portion coming from mail order pharmacy. Non-pharmacy sales increases were not as strong as expected due to the weak Hawaii economy, increased competition from mass merchant and grocery chains, and a shortened allergy season.

Pharmacy sales increased 9.5% compared to the same quarter last year and 11.1% year-to-date. Pharmacy represented 34.6% of total sales in second quarter, up from 33.3% in the prior year. Pharmacy sales reimbursed through third party arrangements grew to 82.2% of total pharmacy sales compared to 78.6% in the same quarter last year.

GROSS MARGINS

Gross margin for both second quarter and year-to-date was 26.5%, down from 26.7% and 26.9% for the quarter and year-to-date last year. Pharmacy margins continue to decline and as third party sales become a larger portion of pharmacy sales and as pharmacy sales become a larger portion of overall sales it has a greater impact. The downward trend in pharmacy margins and an upward trend in average script price is expected to continue throughout the fiscal year. Non-pharmacy margin increased during second quarter, partially offsetting margin declines in pharmacy.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation.
The LIFO provision was $1.9 million in second quarter compared to $1.5 million in the prior year quarter, due primarily to higher inflation in pharmacy goods. Year-to-date the LIFO provision was $2.5 million as compared to $2.7 million for the same period last year.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percent of sales increased to 23.7% as compared to 23.4% in the prior year quarter. While expense dollars were in line with plan, the softer than expected sales caused expenses as a percent of sales to increase. Second quarter included the expenses associated with opening six new stores compared to no new stores opening in second quarter last year.

Year-to-date operating and administrative expenses as a percent of sales remained consistent with last year at 23.5%.

OPERATING/NET INCOME

Operating income as a percent of sales for the quarter declined to 2.8% compared to 3.3% in the prior year primarily due to weaker sales than expected, combined with increased expenses. Net income as a percent of sales declined to 1.7% from 2.0% in the prior year quarter.

Net income for the two quarters decreased 4.4% to $26.3 million. Earnings per share for the two quarters decreased 2.9% to $.67 per share compared to $.69 last year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities decreased compared to prior year primarily due to increased inventory value in our store pharmacies and pharmacy distribution center and increased receivables due to delay in third party payments pending state budget approvals.

Payments for property additions for the two quarters increased $3.1 million compared to last year. The Company expects to open a total of twelve stores and close two stores in fiscal year 1998. Capital expenditures are expected to increase this year primarily due to construction of a new warehouse and new stores, fixture remodels to facilitate category management implementation and continued information system enhancements.

At quarter end, the Company borrowed $12.1 million on an unsecured revolving line of credit at prevailing interest rates to meet working capital needs. The unused portion of the line of credit was $17.9 million.

Expenditures for capital projects, dividends, and stock repurchases are expected to continue to be funded from operations, cash reserves, and borrowings as deemed necessary.

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

                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Information required by this item is incorporated by reference within
         Part 1 (page 5) to Form 10-Q.


Item 4.  Submission of Matters to a Vote of Security Holders


         (a) On May 20, 1997, the Annual Meeting of Shareholders of the Company was held in Walnut Creek, California.

         (b)  The following directors were elected:

                                  Votes in Favor      Votes Withheld
                                  --------------     ---------------

              E. E. Johnston       35,505,024            962,810
              M. S. Metz           35,658,932            808,902
              S. D. Roath          35,663,067            804,767
              G. H. Saito          35,664,868            802,966
              T. R. Sweeney        35,584,244            883,590

              There were no abstentions and no broker non-votes.

         (c) Other directors whose term of office as a director continued after the Annual Meeting:

                   R. M. Brooks        R. A. Plomgren
                   W. G. Combs         H. R. Somerset
                   D. G. DeSchane      D. L. Sorby, Ph.D.
                   R. M. Long          F. E. Trotter


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3(i) A copy of the Restated Articles of Incorporation, amended
                   June 17, 1997, is incorporated herein as Exhibit 1 to Form 10-Q.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          LONGS DRUG STORES CORPORATION
                                         ------------------------------
                                                  (REGISTRANT)

Date    September 12, 1997               /s/   G. L. White
        -------------------              ------------------------------
                                        G. L. White
                                        Vice President, Controller


                                        /s/    R. A. Plomgren
                                       -----------------------------
                                        R. A. Plomgren
                                        Senior Vice President, Development
                                        and Chief Financial Officer and Director