Form 10-Q
period 1997-10-30
LONGS DRUG STORES CORP
filed 1997-12-15
CIK 764762

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended October 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from                  to
                                    ---------------      ---------------

Commission file number 1-8978


                            LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              Maryland                                           68-0048627
-----------------------------------------                   ------------------
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


           141 North Civic Drive
         Walnut Creek, California                                   94596
--------------------------------------------                   --------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


Registrant's telephone number, including area code:   (510) 937-1170
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

There were 38,629,877 shares of common stock outstanding as of December 8, 1997.

                            PART I - FINANCIAL INFORMATION


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)




                                                          For the                    For the Three
                                                       Quarter Ended                 Quarters Ended

                                                  OCTOBER 30     October 24     OCTOBER 30     October 24
                                                     1997           1996           1997           1996
                                                  ----------     ----------     ----------     ----------
                                                  -------------(Thousands Except Per Share)--------------
SALES                                             $  714,597     $  666,909     $2,143,797     $2,013,820

COSTS AND EXPENSES:

     Cost of merchandise sold                        524,988        490,451      1,575,343      1,474,812
     Operating and administrative                    173,114        160,884        508,614        477,574
                                                  ----------     ----------     ----------     ----------

INCOME BEFORE TAXES ON INCOME                         16,495         15,574         59,840         61,434



TAXES ON INCOME                                        6,500          6,200         23,500         24,500
                                                  ----------     ----------     ----------     ----------


NET INCOME                                        $    9,995     $    9,374     $   36,340     $   36,934
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


PER COMMON SHARE:

     NET INCOME                                   $      .26     $      .24     $      .93     $      .94
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

     DIVIDENDS                                    $      .14     $      .14     $      .42     $      .42
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                 38,769         39,070         39,012         39,410




See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                      OCTOBER 30     October 24     January 30
                                                         1997           1996           1997
                                                      ----------     ----------     ----------
                                                      ---------------(Thousands)--------------
ASSETS

CURRENT ASSETS:
    Cash and equivalents                              $   14,934     $   31,885     $   22,834
    Pharmacy and other receivables                        59,375         49,169         49,911
    Merchandise inventories                              361,629        358,550        356,933
    Deferred income taxes                                 20,601         24,105         19,757
    Other                                                    990          1,878          1,939
                                                      ----------     ----------     ----------

         Total current assets                            457,529        465,587        451,374
                                                      ----------     ----------     ----------

PROPERTY:

    Land                                                  91,266         78,761         88,269
    Buildings and leasehold improvements                 356,205        324,173        337,486
    Equipment and fixtures                               286,033        265,583        270,337
    Beverage licenses                                      7,384          7,226          7,240
                                                      ----------     ----------     ----------

         Total property--at cost                         740,888        675,743        703,332

    Less accumulated depreciation                        309,889        277,606        285,943
                                                      ----------     ----------     ----------

         Property--net                                   430,999        398,137        417,389
                                                      ----------     ----------     ----------

OTHER NON-CURRENT ASSETS                                  10,533         11,404         10,886
                                                      ----------     ----------     ----------

              TOTAL                                   $  899,061     $  875,128     $  879,649
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                  $  164,292     $  166,630     $  164,369
    Short-term borrowings                                 13,039          9,900           ----
    Employee compensation and benefits                    66,640         60,244         55,957
    Taxes payable                                         30,512         26,557         34,294
    Current portion of guarantee                           3,319          3,054          2,363
    Other                                                 30,599         41,005         29,526
                                                      ----------     ----------     ----------

         Total current liabilities                       308,401        307,390        286,509
                                                      ----------     ----------     ----------


GUARANTEE OF PROFIT SHARING PLAN DEBT                      2,677          5,996          5,192
                                                      ----------     ----------     ----------

DEFERRED INCOME TAXES                                     28,040         33,786         34,362
                                                      ----------     ----------     ----------

STOCKHOLDERS' EQUITY:

    Common stock (38,767,000, 39,070,000,
         and 38,968,000 shares outstanding)               19,384          9,767         19,484
    Additional capital                                   112,774        110,246        109,327
    Common stock contribution to Profit Sharing Plan        ----           ----          9,955
    Guarantee of Profit Sharing Plan debt                 (5,996)        (9,050)        (7,555)
    Retained earnings                                    433,781        416,993        422,375
                                                      ----------     ----------     ----------

         Total stockholders' equity                      559,943        527,956        553,586
                                                      ----------     ----------     ----------

              TOTAL                                   $  899,061     $  875,128     $  879,649
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------




See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                      For the Three Quarters Ended
                                                                     OCTOBER 30          October 24
                                                                        1997                1996
                                                                     ----------          ----------
                                                                     ---------(Thousands)----------

OPERATING ACTIVITIES:
    Receipts from customers                                          $2,133,960          $2,018,664
    Payments for merchandise                                         (1,580,116)         (1,498,664)
    Payments for operating and administrative expenses                 (467,250)           (441,710)
    Income tax payments                                                 (28,365)            (37,071)
                                                                     ----------          ----------

         Net cash provided by operating activities                      58,229              41,219
                                                                     ----------          ----------

INVESTING ACTIVITIES:

    Payments for property additions and other assets                    (48,049)            (38,844)
    Receipts from property dispositions                                   2,008               4,273
                                                                     ----------          ----------

         Net cash used in investing activities                          (46,041)            (34,571)
                                                                     ----------          ----------

FINANCING ACTIVITIES:

    Repurchase of common stock                                          (16,732)            (19,393)
    Dividend payments                                                   (16,395)            (16,584)
    Proceeds from borrowings                                             13,039               9,900
    Proceeds from sale of common stock to Profit Sharing Plan              ----               2,000
                                                                     ----------          ----------

         Net cash used in financing activities                          (20,088)            (24,077)
                                                                     ----------          ----------

DECREASE IN CASH AND EQUIVALENTS                                         (7,900)            (17,429)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                              22,834              49,314
                                                                     ----------          ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                $   14,934          $   31,885
                                                                     ----------          ----------
                                                                     ----------          ----------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

    Net income                                                       $   36,340          $   36,934
    Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                              32,784              32,062
              Deferred income taxes                                      (7,166)             (1,811)
              Restricted stock awards                                     1,537               1,222
              Tax benefits credited to stockholders' equity                  48                  70
              Changes in assets and liabilities:
                   Pharmacy and other receivables                        (9,464)              5,219
                   Merchandise inventories                               (4,696)            (42,053)
                   Other current assets                                     949                 809
                   Current liabilities                                    7,897               8,767
                                                                     ----------          ----------

                        Net cash provided by operating activities    $   58,229          $   41,219
                                                                     ----------          ----------
                                                                     ----------          ----------






See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 30, 1997 and Three Quarters Ended October 30, 1997



                                                                             PROFIT        GUARANTEE
                                                                             SHARING       OF PROFIT                     TOTAL
                                           COMMON STOCK     ADDITIONAL        PLAN          SHARING        RETAINED  STOCKHOLDERS'
                                           ------------      CAPITAL      CONTRIBUTIONS    PLAN DEBT       EARNINGS     EQUITY
                                         SHARES    AMOUNT
(Thousands)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 25, 1996              39,632   $19,816    $107,608         $4,550       ($10,485)      $401,278       $522,767
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                  58,612         58,612

Dividends  ($.56 per share)                                                                                (22,054)       (22,054)

Profit Sharing Plan:

  Issuance of stock for FY96
  contributions                             181        91       4,010         (4,055)                          (46)             0

  Contribution in cash                                                          (495)                                        (495)

  Stock portion of FY96 contribution                                           9,955                                        9,955

  Sale of stock to plan                      90        45       1,978                                          (23)         2,000

  Purchase of stock from plan              (179)      (90)     (3,925)                                          45         (3,970)

  Reduction of plan debt                                                                      2,930                         2,930

Restricted stock awards                      72        36       1,651                                          (18)         1,669

Tax benefits related to employee stock
plans                                                                                                           90             90

Repurchase of common stock                 (828)     (414)     (1,995)                                     (15,509)       (17,918)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1997              38,968   $19,484    $109,327         $9,955        ($7,555)      $422,375       $553,586
------------------------------------------------------------------------------------------------------------------------------------

UNAUDITED:

Net income                                                                                                  36,340         36,340

Dividends  ($.42 per share)                                                                                (16,395)       (16,395)

Profit Sharing Plan:

  Issuance of stock for FY97
  contributions                             376       188       9,767         (9,955)                                           0

  Purchase of stock from plan              (267)     (133)     (6,783)                                                     (6,916)

  Reduction of plan debt                                                                      1,559                         1,559

Restricted stock awards                      89        44       1,493                                                       1,537

Tax benefits related to employee stock
plans                                                                                                           48             48

Repurchase of common stock                 (399)     (199)     (1,030)                                      (8,587)        (9,816)


------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 30, 1997              38,767   $19,384    $112,774       $     0         $(5,996)      $433,781       $559,943
------------------------------------------------------------------------------------------------------------------------------------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include Longs Drug Stores Corporation (Company) and Longs Drug Stores California, Inc., its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended
    January 30, 1997, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The condensed consolidated financial statements for the periods ended October 30, 1997 and October 24, 1996 are unaudited. The Condensed Consolidated Balance Sheet at January 30, 1997, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been prepared from the audited financial statements of the Company.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the LIFO method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $138.6 million at October 30, 1997, $132.5 million at October 24, 1996, and $133.2 million at January 30, 1997. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $30.0 million at prevailing interest rates. The line of credit expires on June 30, 1998. There was $17.0 million available for use at October 30, 1997. As of November 26, 1997, the line of credit was increased to $65.0 million and expires on August 31, 2002.

5. During the first three quarters of fiscal year 1998, the Company repurchased 267,000 shares of common stock from the Profit Sharing Plan at market values totaling $6.9 million and 399,000 common shares from the T.
    J. and V. M. Long Foundations at market values totaling $9.8 million.

6. In February 1997 a new statement, EARNINGS PER SHARE (Financial Accounting Standard No. 128), was issued effective for interim and annual periods ending after December 15, 1997. This statement supersedes APB Opinion 15 and specifies the computation, presentation and disclosure requirements for earnings per share. The changes required by this statement will not materially affect the Company's earnings per share.

7. In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME, which requires that a company report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and the effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

8. On November 6, 1997, Longs Drug Stores and American Stores Company announced the merger of their pharmacy benefits management (PBM) subsidiaries. The joint venture agreement combines the operations of Integrated Health Concepts (IHC), the PBM subsidiary of Longs and RxAmerica, the PBM subsidiary of American Stores. The new joint venture has retained the name RxAmerica.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Third quarter sales increased 7.2% to $714.6 million, with same-store sales growing 5% for the quarter. Sales for the three quarters increased 6.5% to $2.14 billion. Increases in average script price and in the number of prescriptions filled contributed to an increase in pharmacy sales with a portion coming from mail order pharmacy.

Pharmacy sales increased 13.4% compared to the same quarter last year and 11.9% year-to-date. Pharmacy represented 35.7% of total sales in third quarter, up from 33.7% in the prior year. Pharmacy sales reimbursed through third party arrangements grew to 83.0% of total pharmacy sales compared to 79.4% in the same quarter last year.

GROSS MARGINS

Gross margin (including LIFO) was 26.5% for the quarter, consistent with a year ago. Pharmacy margins continue to decline as third party sales represent a larger portion of pharmacy sales. The downward trend in pharmacy margins and an upward trend in average script price is expected to continue throughout the fiscal year. Non-pharmacy margins increased during third quarter and are expected to continue to increase through year-end due to better acquisition of product, improved promotional margins, and growth in categories carrying higher margins.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation.
The LIFO provision was $2.9 million in third quarter as compared to no provision in the prior year due in part to higher inflation in pharmacy goods. Year-to-date LIFO provision was $5.4 million as compared to $2.7 million for the same period last year.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percent of sales were 24.2%, which is slightly higher than 24.1% in the prior year quarter but was in line with plan. Third quarter included the expenses associated with opening two new stores compared to four new stores opening in third quarter last year.

Year-to-date operating and administrative expenses as a percent of sales remained consistent with last year at 23.7%.

OPERATING/NET INCOME

Operating income as a percent of sales for the quarter remained consistent with prior year quarter at 2.3%. Net income as a percent of sales also remained consistent with prior year quarter at 1.4%.

Net income for the three quarters decreased 1.6% to $36.3 million. Earnings per share increased at a greater rate than net income due to share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities increased compared to the prior year primarily due to less investment in warehouse and store inventory as a result of several initiatives to optimize inventory investment.

Payments for property additions for the three quarters increased $9.2 million compared to last year. The Company expects to open a total of fourteen stores and close two stores in fiscal year 1998. Capital expenditures are expected to increase this year primarily due to construction of a new warehouse, new stores, and fixture remodels to facilitate category management implementation and continued information system enhancements.

At quarter end, the Company borrowed $13 million on an unsecured revolving line of credit at prevailing interest rates to meet working capital needs. The unused portion of the line of credit was $17 million. This line was increased to $65.0 million subsequent to quarter end.

Expenditures for capital projects, dividends, and stock repurchases are expected to continue to be funded from operations, cash reserves, and short-term borrowings as deemed necessary.

IHC/RXAMERICA MERGER

The PBM subsidiaries from Longs and American Stores merged to form a joint venture effective November 1, 1997. Benefits from the merger include synergistic and complementary business objectives--including IHC's expertise in marketing patient care initiatives to employer groups along with RxAmerica's processing capabilities and mail order pharmacy. Ongoing development costs now can be shared. The overall objective is to better manage third party contracts to maximize profitability. Longs and American Stores retail outlets will continue to compete directly at the retail level. Longs contributed the assets of IHC, the inventory and assets of the mail-order operations, cash and note to the joint venture. Longs will no longer separately recognize sales from its retail mail-order operation or direct expenses relating to IHC and mail order.


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

                             PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K

              There have been no reports on Form 8-K filed during the quarter ended October 30, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       LONGS DRUG STORES CORPORATION
                                  ---------------------------------------------
                                                 (REGISTRANT)

Date     December 15, 1997               /s/   G. L. White
     --------------------------   ---------------------------------------------
                                       G. L. White
                                       Vice President, Controller

                                         /s/   R. A. Plomgren
                                  ---------------------------------------------
                                       R. A. Plomgren
                                       Senior Vice President, Development
                                       and Chief Financial Officer and Director