Form 10-K405
period 1998-01-29
LONGS DRUG STORES CORP
filed 1998-04-16
CIK 764762

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-K
--------------------------------------------------------------------------------


(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended January 29, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from . . . . . . . .  to  . . . . . . . .

Commission file number 1-8978


                            LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Maryland                                          68-0048627
     -------------------------------                         ------------------
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


          141 North Civic Drive
         Walnut Creek, California                                  94596
     -------------------------------                         ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


Registrant's telephone number, including area code:   (925) 937-1170
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
          -------------------                     -------------------------

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


                              (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on April 7, 1998, was approximately $1,164,514,653.

There were 38,898,193 shares of common stock outstanding as of April 7, 1998.



                         DOCUMENTS INCORPORATED BY REFERENCE

The Longs Drug Stores Corporation Annual Report to Shareholders for the year ended January 29, 1998, (hereinafter referred to as the Annual Report), has been incorporated by reference into:

                    Part I    -    Items 1 and 3
                    Part II   -    Items 5, 6, 7, and 8
                    Part IV   -    Item 14(a)(1)

The definitive proxy statement dated April 17, 1998, as filed with the Commission on April 16, 1998, involving the election of directors, has been incorporated by reference into Part III, Items 10, 11, 12, and 13.

                              (Cover page 2 of 2 pages)

                                        PART I


ITEM 1.  BUSINESS

Longs Drug Stores was founded by two brothers, Joe and Tom Long, in May of 1938 in Oakland, California.

Pharmacy is the cornerstone of Longs' business, accounting for about 34% of sales, with script volume per day per store among the leaders in the industry. Complementing the pharmacy business are the core categories of over-the-counter health care products, photo and photo processing, cosmetics, and greeting cards. The Company's decentralized philosophy allows store managers to enhance the product mix of their store based on customer preference in the communities they serve. Longs sells nationally advertised name-brand merchandise. Customers are provided extra value with items sold under Longs' private label.

Longs competes in the retail drug industry with local and national chains as well as with independent merchants. The Company's stores are located in California, Colorado, Hawaii, and Nevada. Merchandise of the kind sold by the Company can be found in variety stores, discount stores, supermarkets, and other retail facilities. Price, quality of goods and services, product mix, and convenience to the customer are a few principal elements of competition. The business is seasonal, peaking in the fourth quarter due to the Thanksgiving and Christmas holidays and cold and flu season. Seasonality is consistent with competitors in the retail drug industry.

The remainder of the information required by this item is contained in the Annual Report under the headings "Management's Discussion and Analysis" (PAGES 16-17), "Significant Accounting Policies" and "Employee Compensation and Benefits" (PAGES 22-23).

ITEM 2.  PROPERTIES

As of January 29, 1998, Longs operates 349 stores; 297 in California, 32 in Hawaii, 12 in Nevada, and 8 in Colorado. Our stores vary in size, with the majority ranging from 15,000 to 25,000 square feet, approximately 68% of which is devoted to selling space. The average size of the stores opened this past fiscal year is 15,000 square feet. The 2 corporate offices, 2 warehouses, and 124 of our stores are Company-owned buildings on Company-owned land; 44 stores are Company-owned buildings on leased land; and 181 are totally leased. The Company's properties are consistently maintained and updated and are in good condition and suitable to meet its needs.

ITEM 3.  LEGAL PROCEEDINGS

As briefly described in the Annual Report under the heading "Contingent Liabilities" (PAGE 23), a purported class action has been filed against Longs on behalf of pharmacist employees. The lawsuit was filed in the United States District Court for the Northern District of California on February 18, 1998. Plaintiffs allege that Longs violated the Federal Labor Standards Act ("FLSA") by failing to pay pharmacist employees for overtime at one and one-half times their regular rate, violated FLSA and California state law by failing to pay pharmacist employees for "off-the-clock" work, and violated ERISA by failing to maintain adequate records. Plaintiffs seek damages and penalties in unspecified amounts, injunctive and declaratory relief, and costs of litigation, including attorney fees. The Company will vigorously defend itself. At this time it is not known what financial impact, if any, this action may have on the Company's financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter period covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are now executive officers of the Company and the Board of Directors intends to reelect them to their current offices.

                                                                           POSITION
                                                                           HELD
   NAME            AGE      PRIMARY EXECUTIVE POSITION WITH REGISTRANT     SINCE(1)(2)
   ----            ---      ------------------------------------------     ----------
R. M. Long         59       Chairman of the Board and                         1991
                            Chief Executive Officer(3)                        1977

S. D. Roath        56       President(3)                                      1991

B. M. Brandon      59       Senior Vice President, Regional Manager           1988

D. J. Fong         49       Senior Vice President, Pharmacy                   1995

O. D. Jones        59       Senior Vice President, Properties,                1987
                            and Secretary                                     1976

B. E. Kilcourse    46       Senior Vice President, Chief Information          1997
                            Officer

R. E. Lovelady     51       Senior Vice President, Human Resources            1997

R. A. Plomgren     63       Senior Vice President, Development                1976
                            and Chief Financial Officer(3)                    1995

G. H. Saito        53       Senior Vice President, District Manager(3)        1995

D. R. Wilson       56       Senior Vice President and                         1988
                            Regional Manager                                  1997

G. L. White        57       Vice President, Controller,                       1988
                            and Secretary

C. E. Selland      41       Vice President, Treasurer, Assistant              1994
                            Secretary
------------------------------------------------------------------------------------

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

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The principal market on which the Company's common stock is traded is the New York Stock Exchange under the symbol "LDG." The number of shareholders as of April 7, 1998, was 14,875. The additional information required by this item is contained in the Annual Report under the headings "Statements of Consolidated Stockholders' Equity" (PAGE 21), "Stockholders' Equity" (PAGE 24), and "Quarterly Financial Data (Unaudited)" (PAGE 24). Such information is hereby incorporated by reference and filed herewith.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item is contained in the Annual Report under the heading "Management's Discussion and Analysis" (PAGES 16-17) and "Five Year Selected Financial Data" (PAGE 24). Such information is hereby incorporated by reference and filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained in the Annual Report under the heading "Management's Discussion and Analysis" (PAGES 16-17). Such information is hereby incorporated by reference and filed herewith.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is contained in the Annual Report (PAGES 18-24). Such information is hereby incorporated by reference and filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is contained in a definitive proxy statement dated April 17, 1998, as filed with the Securities and Exchange Commission on April 16, 1998. Such information is hereby incorporated by reference. Certain information relating to executive officers of the Company is reported in Part I, Item 4 (PAGE 2) of this report, entitled "Executive Officers of the Registrant."

Information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth in the definitive proxy statement dated April 17, 1998, as filed with the Commission on April 16, 1998, and is hereby incorporated by reference.

Items 11, 12, and 13 are omitted since the Company filed on April 16, 1998, with the Securities and Exchange Commission a definitive proxy statement dated April 17, 1998, involving the election of directors, for the Annual Meeting on May 19, 1998. Such information is hereby incorporated by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)    FINANCIAL STATEMENTS
          ---------------------------------------------------------------------

          The following financial statements and independent auditors' report appearing in the Annual Report on pages 18 through 24 are incorporated herein by reference:

               Independent Auditors' Report.

               Statements of Consolidated Income for the fiscal years ended January 29, 1998, January 30, 1997, and January 25, 1996.

               Consolidated Balance Sheets as of January 29, 1998, and January 30, 1997.

               Statements of Consolidated Cash Flows for the fiscal years ended January 29, 1998, January 30, 1997, and January 25, 1996.

               Statements of Consolidated Stockholders' Equity for the fiscal years ended January 29, 1998, January 30, 1997, and January 25, 1996.

               Notes to Consolidated Financial Statements.


(a)(2)    Not applicable.


(a)(3)    EXHIBITS
          ---------------------------------------------------------------------

          Exhibit
          No.

          3.   Articles of Incorporation and By-Laws

               a. Amended Articles of Incorporation, amended May 22, 1996, is incorporated herein by reference as previously filed with the Commission on September 6, 1996, as Exhibit 1 to Form 10-Q.

               b. Restated Articles of Incorporation, amended June 17, 1997, as incorporated herein by reference, as previously filed with the Commission on September 12, 1997, as Exhibit 1 to Form 10-Q.

               c. By-Laws of Longs Drug Stores Corporation, amended February 25, 1997, is incorporated herein by reference as previously filed with the Commission on April 17, 1997, as Exhibit 3b to Form 10-K.

     10.       Material Contracts

               a. Agreement for terminal benefits in the event of uninvited change in corporate control of Longs Drug Stores California, Inc., is incorporated herein by reference as previously filed with the Commission on April 28, 1986, as Exhibit 10f to Form 10-K.

     Exhibit                                                              Page
     No.:                                                                 Number


               b. Long Term Incentive Plan of 1987 of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on March 13, 1987, on Form S-8, Registration No. 033-12653.

               c.   Note Purchase Agreement of Longs Drug Stores
                    California, Inc., dated April 28, 1989, is incorporated herein by reference as previously filed with the Commission on April 18, 1990, as Exhibit 10n to Form 10-K.

               d. The 1995 Long-Term Incentive Plan of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on August 5, 1994, on Form S-8, Registration No. 033-54959.

               e. The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on June 6, 1995, on Form S-8, Registration No. 033-60005.

               f. Renewal of the Agreements for Termination Benefits dated August 22, 1996, are incorporated herein by reference as Exhibit 1, as executed by the Chairman, CEO, and President; Exhibit 2, as executed by the Senior Vice Presidents, District Managers, and Treasurer; Exhibit 3, as executed by Select Key Executives and Store Managers as previously filed with the Commission on December 6, 1996.

               g. Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 20, 1996, is incorporated herein by reference as previously filed with the Commission on September 16, 1996, as Exhibit 1 to Form 8-K.

               h. Business Loan Agreement dated November 26, 1997, is incorporated herein as Exhibit 10h to Form 10-K.

          13.  Annual Report. . . . . . . . . . . . . . . . . . (Enclosed)

          21. Subsidiary of the Registrant - Longs Drug Stores California, Inc., a California Corporation.

          23.  Consent of Auditors

               a.   Independent Auditors' Consent. . . . . . . . . . . . . .   8

          27.  Financial Data Schedule.

(b)       REPORTS ON FORM 8-K

          There have been no reports on Form 8-K filed during the quarter ended January 29, 1998.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LONGS DRUG STORES CORPORATION
                                        -----------------------------------
                                                   (REGISTRANT)


DATE     April 16, 1998                 /s/   G.L. White
     ----------------------             -----------------------------------
                                        (G.L. White)
                                        Vice President - Controller
                                            (PRINCIPAL ACCOUNTING OFFICER)


DATE     April 16, 1998                 /s/   R.A. Plomgren
     ----------------------             -----------------------------------
                                        (R.A. Plomgren)
                                        Senior Vice President - Development
                                        and Director
                                             (CHIEF FINANCIAL OFFICER)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              DATE                                SIGNATURE
              ----                                ---------


         April 16, 1998                 By /s/   R.M. Long
     ----------------------             -----------------------------------
                                              (R.M. Long)
                                              Chairman of the Board
                                              Chief Executive Officer and
                                              Director


         April 16, 1998                 By /s/   S.D. Roath
     ----------------------             -----------------------------------
                                              (S.D. Roath)
                                              President and Director

              DATE                                SIGNATURE
              ----                                ---------


         April 16, 1998                 By /s/   R.M. Brooks
     ----------------------             -----------------------------------
                                              (R.M. Brooks)
                                              Director


         April 16, 1998                 By /s/   W.G. Combs
     ----------------------             -----------------------------------
                                              (W.G. Combs)
                                              Retired Vice President and
                                              Director


         April 16, 1998                 By /s/   D.G. DeShane
     ----------------------             -----------------------------------
                                              (D.G. DeShane)
                                              Director


         April 16, 1998                 By /s/   E.E. Johnston
     ----------------------             -----------------------------------
                                              (E.E. Johnston)
                                              Director


         April 16, 1998                 By /s/   M.S. Metz
     ----------------------             -----------------------------------
                                              (M.S. Metz)
                                              Director


         April 16, 1998                 By /s/   G.H. Saito
     ----------------------             -----------------------------------
                                              (G.H. Saito)
                                              Director


         April 16, 1998                 By /s/   H.R. Somerset
     ----------------------             -----------------------------------
                                              (H.R. Somerset)
                                              Director


         April 16, 1998                 By /s/   D.L. Sorby
     ----------------------             -----------------------------------
                                              (D.L. Sorby, Ph.D.)
                                              Director


         April 16, 1998                 By /s/   T.R. Sweeney
     ----------------------             -----------------------------------
                                              (T.R. Sweeney)
                                              Director


         April 16, 1998                 By /s/   F.E. Trotter
     ----------------------             -----------------------------------
                                              (F.E. Trotter)
                                              Director