Form 10-Q
period 1998-04-30
LONGS DRUG STORES CORP
filed 1998-06-15
CIK 764762

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended April 30, 1998

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

There were 38,908,319 shares of common stock outstanding as of May 28, 1998.

                           PART I - FINANCIAL INFORMATION



Item 1.   Condensed Consolidated Financial Statements


STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

For the Quarter Ended

                                                    April 30,      May 1,
                                                     1998          1997
                                                   ---------     ---------
                                               --(Thousands Except Per Share)--
SALES                                             $  752,799    $ 710,934

COSTS AND EXPENSES:

     Cost of merchandise sold                        550,835       522,156
     Operating and administrative                    178,638       165,511
     Net interest expense                                 36            87
                                                   ---------     ---------

INCOME BEFORE TAXES ON INCOME                         23,290        23,180

TAXES ON INCOME                                        9,100         9,100
                                                   ---------     ---------

NET INCOME                                        $   14,190    $   14,080
                                                   ---------     ---------
                                                   ---------     ---------


NET INCOME PER COMMON SHARE:

     BASIC                                        $     .37     $     .36

     DILUTED                                      $     .37     $     .36

     DIVIDENDS                                    $     .14     $     .14


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:

     BASIC                                            38,469        38,851

     DILUTED                                          38,619        38,997




See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS




                                                                 APRIL 30,      May 1,    January 29,
                                                                   1998         1997         1998
                                                                 ---------    ---------    ---------
                                                                 ------------(Thousands)------------
                                                                  -----(Unaudited)-----
ASSETS

CURRENT ASSETS:

     Cash and equivalents                                        $ 34,325     $ 14,635     $  48,552
     Pharmacy and other receivables                                64,808       53,465        63,107
     Merchandise inventories                                      333,124      344,753       345,082
     Deferred income taxes                                         24,003       18,760        23,244
     Other                                                          1,195        1,261         1,337
                                                                ---------    ---------     ---------

          Total current assets                                    457,455      432,874       481,322
                                                                ---------    ---------     ---------

PROPERTY:

     Land                                                          92,530       88,857        90,428
     Buildings and leasehold improvements                         368,875      342,732       361,635
     Equipment and fixtures                                       294,682      273,481       287,675
     Beverage licenses                                              7,520        7,334         7,468
                                                                ---------    --------      ---------

          Total property--at cost                                 763,607      712,404       747,206

     Less accumulated depreciation                                320,336      294,379       312,112
                                                                ---------    ---------     ---------

          Property--net                                           443,271      418,025       435,094

OTHER NON-CURRENT ASSETS                                           29,572       10,859        29,873
                                                                ---------    ---------     ---------

          TOTAL                                                  $930,298     $861,758    $  946,289
                                                                ---------    ---------     ---------
                                                                ---------    ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                            $164,191     $133,974    $  170,855
     Short-term borrowings                                             --       17,134            --
     Employee compensation and benefits                            66,951       59,550        63,300
     Taxes payable                                                 31,416       23,594        46,079
     Current portion of long-term debt and guarantee
          of Profit Sharing Plan debt                               4,111        3,184         3,210
     Other                                                         25,948       22,480        29,325
                                                                ---------    ---------     ---------

          Total current liabilities                               292,617      259,916       312,769
                                                                ---------    ---------     ---------

GUARANTEE OF PROFIT SHARING PLAN DEBT                                 911        4,371         1,803

LONG-TERM DEBT                                                     13,968           --        14,219

DEFERRED INCOME TAXES AND OTHER
     LONG-TERM LIABILITIES                                         32,537       38,075        33,355
                                                                ---------    ---------     ---------

STOCKHOLDERS' EQUITY:

     Common stock (38,907,000, 39,267,000,
          and 38,629,000 shares outstanding)                       19,453       19,634        19,315
     Additional capital                                           117,542      116,501       110,466
     Common stock contribution to Profit Sharing Plan                 --           --          9,856
     Guarantee of Profit Sharing Plan debt                         (4,371)      (7,555)       (4,371)
     Retained earnings                                            457,641      430,816       448,877
                                                                ---------    ---------     ---------

          Total stockholders' equity                              590,265      559,396       584,143
                                                                ---------    ---------     ---------

               TOTAL                                             $930,298     $861,758    $  946,289
                                                                ---------    ---------     ---------
                                                                ---------    ---------     ---------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                        For the Quarters Ended
                                                        APRIL 30,      May 1,
                                                          1998          1997
                                                        ---------    ---------
                                                         -----(Thousands)------
OPERATING ACTIVITIES:

  Receipts from customers                              $  751,835    $ 707,895
  Payments for merchandise                               (545,542)    (540,371)
  Payments for operating and
    administrative expenses                              (183,377)    (171,946)
  Income tax payments                                      (8,317)        (944)
                                                        ---------    ---------

    Net cash provided by (used in)
      operating activities                                 14,599       (5,366)
                                                        ---------    ---------

INVESTING ACTIVITIES:

  Payments for property additions and other assets        (20,120)     (11,643)
  Receipts from property dispositions                         419          448
                                                        ---------    ---------

    Net cash used in investing activities                 (19,701)     (11,195)
                                                        ---------    ---------

FINANCING ACTIVITIES:

  Proceeds from borrowings                                     --       17,134
  Principal payments on long-term borrowings                 (271)          --
  Repurchase of common stock                               (3,418)      (3,290)
  Dividend payments                                        (5,436)      (5,482)
                                                        ---------    ---------

    Net cash provided by (used in)
      financing activities                                 (9,125)       8,362
                                                        ---------    ---------

DECREASE IN CASH AND EQUIVALENTS                          (14,227)      (8,199)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                48,552       22,834
                                                        ---------    ---------

CASH AND EQUIVALENTS AT END OF PERIOD                  $   34,325    $  14,635
                                                        ---------    ---------
                                                        ---------    ---------


RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

  Net income                                           $   14,190   $   14,080
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                       11,826       10,586
       Deferred income taxes and other                     (1,577)          18
       Restricted stock awards                                576          484
       Common stock contribution to benefit plan
          and tax benefits credited to stockholders'
          equity                                              300           18
       Changes in assets and liabilities:
          Pharmacy and other receivables                   (1,701)      (3,554)
          Merchandise inventories                          11,958       12,180
          Other current assets                                142          678
          Current liabilities                             (21,025)     (39,856)
                                                        ---------    ---------

                Net cash provided by (used in)
                  operating activities                 $   14,599   $   (5,366)
                                                        ---------    ---------
                                                        ---------    ---------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 29, 1998 and Quarter Ended April 30, 1998



                                                                                  COMMON STOCK  GUARANTEE
                                                                                  CONTRIBUTIONS OF PROFIT   TOTAL
                                                    COMMON STOCK      ADDITIONAL   TO PROFIT    SHARING    RETAINED  STOCKHOLDERS'
                                                 SHARES      AMOUNT    CAPITAL    SHARING PLAN  PLAN DEBT  EARNINGS     EQUITY
(Thousands)
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 30, 1997                     38,968     $19,484    $109,327     $ 9,955     ($7,555)   $422,375    $553,586
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                   57,726      57,726

Dividends  ($.56 per share)                                                                                 (21,808)    (21,808)

Profit Sharing Plan:

   Issuance of stock for FY97 contribution          375         188       9,767      (9,955)                                  0

   Stock portion of FY98 contribution                                                 9,856                               9,856

   Purchase of stock from plan                     (368)       (184)     (9,531)                                         (9,715)

   Reduction of plan debt                                                                         3,184                   3,184

Restricted stock awards, net                         88          44       2,021                                           2,065

Tax benefits related to employee stock plans                                                                     61          61

Repurchase of common stock                         (434)       (217)     (1,118)                             (9,477)    (10,812)

----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 29, 1998                     38,629      19,315     110,466       9,856      (4,371)    448,877     584,143
----------------------------------------------------------------------------------------------------------------------------------
UNAUDITED:

Net income                                                                                                   14,190      14,190

Dividends  ($.14 per share)                                                                                  (5,436)     (5,436)

Profit Sharing Plan:

   Issuance of stock for FY98 contribution          309         154       9,902      (9,856)                                200

   Purchase of stock from plan                     (105)        (53)     (3,365)                                         (3,418)

Restricted stock awards, net                         74          37         539                                             576

Tax benefits related to employee stock plans                                                                     10          10

----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT APRIL 30, 1998                       38,907     $19,453    $117,542     $     0     ($4,371)   $457,641    $590,265
----------------------------------------------------------------------------------------------------------------------------------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 29, 1998, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The Condensed Consolidated Financial Statements for the periods ended April 30, 1998, and May 1, 1997, are unaudited. The Consolidated Balance Sheet at January 29, 1998, and Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 29, 1998.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3.   The financial statements have been prepared using the Last In First Out
     (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $143.7 million at April 30, 1998, $133.8 million at May 1, 1997, and $139.1 million at January 29, 1998. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $65.0 million at prevailing interest rates which expires on August 31, 2002. There was $739,000 restricted for letters of credit at April 30, 1998. The line of credit contains quarterly and annual financial covenants which require minimum tangible net worth and various financial ratios. The Company has complied with restrictions and limitations included in the provisions of the line of credit.

5. During the first quarter of fiscal year 1999, the Company repurchased 105,000 shares of common stock from the Profit Sharing Plan at market values totaling $3.4 million.

6. On March 4, 1998, the Company announced that it had signed a letter of intent to acquire the operations of Western Drug Distributors, Inc., a chain of twenty drug stores in Washington and Oregon. Closing is subject to many factors, including the signing of a definitive agreement and the satisfactory completion of due diligence by Longs Drug Stores.

7. Effective January 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Company for the first quarters of fiscal years 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

First quarter total sales increased 5.9% to $752.8 million, with same store sales growing 5.5% for the quarter. Increases in average prescription price and an extended allergy season related to El Nino contributed to a 12.1% growth in pharmacy sales. Mail Order operations are now part of RxAmerica, our joint venture PBM with American Stores which started in November 1997. As a result, mail order operations are no longer included in sales. Total sales and pharmacy sales comparisons are impacted by $5.7 million of mail order sales included in first quarter of fiscal year 1998 for which there are no comparable sales for the current quarter. Non-pharmacy sales grew 4.0% due to strong sales in Hawaii and solid performance especially in the Cosmetic and Photo segments.

Pharmacy represented 37.4% of total sales in first quarter, up from 36.1% in the prior year. Pharmacy sales reimbursed through third party arrangements grew to 84.3% of total pharmacy sales compared to 81.5% in the same quarter last year.

GROSS MARGINS

Gross margin (including LIFO) was 26.8% for the quarter, up from 26.6% a year ago. Pharmacy margins continue to decline as third party sales become a larger portion of pharmacy sales and as pharmacy sales become a larger portion of overall sales. The downward trend in pharmacy margins and an upward trend in average script price is expected to continue throughout the fiscal year. Improved buying, marketing programs and continued benefit of category management improved non-pharmacy margins and more than offset the decline in pharmacy margins.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $4.6 million for the quarter compared to $600,000 in the prior year quarter, primarily due to higher inflation in pharmacy products. Gross margin on a FIFO basis was 27.4% for the quarter, up from 26.6% a year ago.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percent of sales were 23.7%, which is an increase of 0.4% as a percent of sales but in line with plan. Salaries and wage costs as a percent of sales were down compared to prior year. Advertising expense was higher than Plan due to a shift from expense rebates to scanned deductions in Cost of Goods Sold (COGS). Costs associated with Year 2000 remediation effort were $1.3 million for the quarter and 0.2% of the increase as a percent of sales. Year 2000 remediation effort is on plan and the total expense for the year is expected to be between $5-6 million.

OPERATING/NET INCOME

Operating income as a percent of sales for the quarter declined to 3.1% compared to 3.3% in the prior year primarily due to higher operating and administrative expenses including Year 2000 remediation effort. Net income as a percent of sales declined slightly to 1.9% from 2.0% in the prior year quarter also attributed to Year 2000 expenses incurred.

Diluted earnings per share for the quarter increased to $.37 per share compared to $.36 per share in the prior year quarter reflecting slightly higher net income and a decrease in the shares outstanding compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities increased by $20.0 million compared to prior year primarily due to higher than expected first quarter sales and margins, reductions in stores and warehouses inventories, and increases in accounts payables.

Payments for property additions for the first quarter increased $8.5 million compared to the prior year quarter due to the construction of a new warehouse, new stores and major remodels, and MIS technology.

The number of stores in operation increased by thirteen from 339 to 352 since first quarter last year. The Company expects to open between fourteen and fifteen stores in the fiscal year 1999. Capital expenditures are expected to increase this year primarily due to the completion of a new warehouse, new stores, and information system enhancements.

At quarter end, the Company had no borrowings on a $65 million unsecured revolving line of credit at prevailing interest rates.

Expenditures for capital projects, dividends and stock repurchases are expected to continue to be funded from operations, cash reserves and borrowings as deemed necessary.

FORWARD LOOKING INFORMATION

This report contains certain forward-looking statements regarding the Company's expected performance for future periods including sales growth, same store sales, new store openings, and Year 2000 remediation expenditures. Actual results for such periods may materially differ. Such forward-looking statements involve risks and uncertainties, including risks for changing market conditions in the overall economy and the retail industry, consumer demand, the opening of new stores, actual advertising expenditures by the Company, the success of the Company's advertising and merchandising strategy and other factors detailed from time to time in the Company's annual and other reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Reports on Form 8-K

          There have been no reports on Form 8-K filed during the quarter ended April 30, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 LONGS DRUG STORES CORPORATION
                              -----------------------------------
                                          (REGISTRANT)


Date   June 15, 1998               /s/     G. L. White
     -------------------      -----------------------------------
                                   G. L. White
                                   Vice President, Controller
                                   (PRINCIPAL ACCOUNTING OFFICER)


                                   /s/    R. A. Plomgren
                              -----------------------------------
                                   R. A. Plomgren
                                   Senior Vice President --
                                   Development
                                   (CHIEF FINANCIAL OFFICER)