Form 10-Q
period 1998-07-30
LONGS DRUG STORES CORP
filed 1998-09-14
CIK 764762

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended July 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                            LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                Maryland                               68-0048627
   -------------------------------------           ---------------------
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


           141 North Civic Drive
        Walnut Creek, California                           94596
   -------------------------------------           ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


Registrant's telephone number, including area code:   (925) 937-1170




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

There were 38,906,743 shares of common stock outstanding as of August 27, 1998.

                           PART I - FINANCIAL INFORMATION


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                            For the                                      For the Two
                                                       Quarters Ended                                   Quarters Ended

                                                  JULY 30,              July 31,              JULY 30,              July 31,
                                                    1998                  1997                  1998                  1997
                                                ------------          ------------         --------------        ---------------
                                                ------------------------(Thousands Except Per Share)--------------------------
SALES                                              $786,795              $718,267            $1,539,594            $1,429,200


COSTS AND EXPENSES:

   Cost of merchandise sold                         575,689               528,199             1,126,524             1,050,355
   Operating and administrative                     186,616               169,854               365,255               335,363
   Net interest expense (income)                        (60)                   50                   (25)                  138
                                                   ---------             ---------           -----------           ----------


INCOME BEFORE TAXES ON INCOME                        24,550                20,164                47,840                43,344


TAXES ON INCOME                                       9,700                 7,900                18,800                17,000
                                                   ---------             ---------           -----------           ----------


NET INCOME                                         $ 14,850              $ 12,264            $   29,040            $   26,344
                                                   ---------             ---------            ----------           ----------
                                                   ---------             ---------            ----------           ----------


PER COMMON SHARE:

   NET INCOME BASIC                                $    .39              $    .32            $      .75            $      .68

   NET INCOME DILUTED                              $    .38              $    .31            $      .75            $      .68

   DIVIDENDS                                       $    .14              $    .14            $      .28            $      .28

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:

   BASIC                                             38,529                38,751                38,499                38,801

   DILUTED                                           38,735                38,943                38,677                38,970








See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         JULY 30,              July 31,             January 29,
                                                                           1998                  1997                   1998
                                                                        ----------           ----------             ------------
                                                                      ----------------------(Thousands)----------------------

ASSETS

CURRENT ASSETS:
   Cash and equivalents                                                  $ 15,975              $ 16,228              $ 48,552
   Pharmacy and other receivables                                          60,093                53,898                63,107
   Merchandise inventories                                                338,846               345,447               345,082
   Deferred income taxes                                                   24,706                18,369                23,244
   Other                                                                    1,250                   811                 1,337
                                                                        ----------             ----------           ----------
      Total current assets                                                440,870               434,753               481,322
                                                                        ----------             ----------           ----------

PROPERTY:

   Land                                                                    94,032                89,745                90,428
   Buildings and leasehold improvements                                   378,528               347,644               361,635
   Equipment and fixtures                                                 309,370               279,497               287,675
   Beverage licenses                                                        7,513                 7,340                 7,468
                                                                        ----------             ----------           ----------

      Total property--at cost                                             789,443               724,226               747,206

   Less accumulated depreciation                                          329,052               302,231               312,112
                                                                        ----------             ----------           ----------

      Property--net                                                       460,391               421,995               435,094
                                                                        ----------             ----------           ----------

OTHER NON-CURRENT ASSETS                                                   61,288                10,824                29,873
                                                                        ----------             ----------           ----------
              TOTAL                                                      $962,549              $867,572              $946,289
                                                                        ----------             ----------           ----------
                                                                        ----------             ----------           ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                      $167,929              $152,401              $170,855
   Short-term borrowings                                                   12,000                12,052                  ----
   Employee compensation and benefits                                      73,067                61,548                63,300
   Taxes payable                                                           30,115                18,926                46,079
   Current portion of long-term debt and guarantee
      of Profit Sharing Plan debt                                           4,193                 3,251                 3,210
   Other                                                                   26,965                24,907                29,325
                                                                        ----------             ----------           ----------

      Total current liabilities                                           314,269               273,085               312,769
                                                                        ----------             ----------           ----------


GUARANTEE OF PROFIT SHARING PLAN DEBT                                        ----                 3,532                 1,803

LONG-TERM DEBT                                                             13,944                  ----                14,219

DEFERRED INCOME TAXES AND
OTHER LONG-TERM LIABILITIES                                                33,169                34,417                33,355
                                                                        ----------             ----------           ----------

STOCKHOLDERS' EQUITY:

   Common stock (38,907,000, 38,825,000,
      and 38,629,000 shares outstanding)                                   19,453                19,412                19,315
   Additional capital                                                     118,195               114,714               110,466
   Common stock contribution to Profit Sharing Plan                          ----                  ----                 9,856
   Guarantee of Profit Sharing Plan debt                                   (3,533)               (6,783)               (4,371)
   Retained earnings                                                      467,052               429,195               448,877
                                                                        ----------             ----------           ----------

      Total stockholders' equity                                          601,167               556,538               584,143
                                                                        ----------             ----------           ----------

                         TOTAL                                           $962,549              $867,572              $946,289
                                                                        ----------             ----------           ----------
                                                                        ----------             ----------           ----------


See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                                                    For the Two Quarters Ended
                                                                JULY 30,                 July 31,
                                                                  1998                     1997
                                                               -------------------------------------
                                                               --------------(Thousands)------------
OPERATING ACTIVITIES:
   Receipts from customers                                    $  1,543,637             $  1,425,566
   Payments for merchandise                                     (1,123,214)              (1,050,837)
   Payments for operating and administrative expenses             (338,871)                (323,447)
   Income tax payments                                             (30,616)                 (18,719)
                                                               ------------             ------------

      Net cash provided by operating activities                     50,936                   32,563
                                                               ------------             ------------

INVESTING ACTIVITIES:

   Payments for property additions and other assets                (81,814)                 (26,866)
   Receipts from property dispositions                                 862                      821
                                                               ------------             ------------

      Net cash used in investing activities                        (80,952)                 (26,045)
                                                               ------------             ------------

FINANCING ACTIVITIES:

   Repurchase of common stock                                         ----                   (9,816)
   Dividend payments                                               (10,883)                 (10,973)
   Proceeds from short-term borrowings                              12,000                   12,052
   Payments on long-term debt                                         (260)                     ----
   Proceeds from sale of common stock to Profit Sharing Plan        (3,418)                  (4,387)
                                                               ------------             ------------

      Net cash used in financing activities                         (2,561)                 (13,124)
                                                               ------------             ------------

(DECREASE) INCREASE IN CASH AND EQUIVALENTS                        (32,577)                   6,606

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         48,552                   22,834
                                                               ------------             ------------

CASH AND EQUIVALENTS AT END OF PERIOD                         $     15,975             $      16,228
                                                               ------------             ------------
                                                               ------------             ------------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

   Net income                                                 $     29,040            $      26,344
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                24,239                   21,502
       Deferred income taxes and other                              (1,648)                  (4,075)
       Restricted stock awards                                       1,229                      977
       Common stock contribution to benefit plan                       200                     ----
       Tax benefits credited to stockholders' equity                    18                       35
       Changes in assets and liabilities:
          Pharmacy and other receivables                             3,014                   (3,987)
          Merchandise inventories                                    6,236                   11,486
          Other current assets                                          87                    1,128
          Current liabilities                                      (11,479)                 (20,847)
                                                               ------------             ------------

  Net cash provided by operating activities                   $     50,936            $      32,563
                                                               ------------             ------------
                                                               ------------             ------------


See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 29, 1998 and Two Quarters Ended July 30, 1998



                                                                                 COMMON STOCK
                                                                                 CONTRIBUTIONS  GUARANTEE
(Thousands)                                         COMMON STOCK                  TO PROFIT     OF PROFIT                 TOTAL
                                                 ------------------   ADDITIONAL   SHARING       SHARING   RETAINED  STOCKHOLDERS'
                                                 SHARES      AMOUNT    CAPITAL       PLAN       PLAN DEBT  EARNINGS     EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1997                      38,968     $19,484    $109,327      $9,955     ($7,555) $422,375       $553,586
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                 57,726         57,726

Dividends  ($.56 per share)                                                                               (21,808)       (21,808)

Profit Sharing Plan:

  Issuance of stock for FY97 contributions          375         188       9,767      (9,955)                                   0

  Stock portion of FY98 contribution                                                  9,856                                9,856

  Purchase of stock from plan                      (368)       (184)     (9,531)                                          (9,715)

  Reduction of plan debt                                                                          3,184                    3,184

Restricted stock awards, net                         88          44       2,021                                            2,065

Tax benefits related to employee stock plans                                                                   61             61

Repurchase of common stock                         (434)       (217)     (1,118)                           (9,477)       (10,812)


-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 29, 1998                     38,629     $19,315    $110,466      $9,856     ($4,371) $448,877       $584,143
-----------------------------------------------------------------------------------------------------------------------------------
UNAUDITED:

Net income                                                                                                 29,040         29,040

Dividends  ($.14 per share)                                                                               (10,883)       (10,883)

Profit Sharing Plan:

  Issuance of stock for FY98 contributions          309         154       9,902      (9,856)                                 200

  Purchase of stock from plan                      (105)        (53)     (3,365)                                          (3,418)

  Reduction of plan debt                                                                            838                      838

Restricted stock awards, net                         74          37       1,192                                            1,229

Tax benefits related to employee stock plans                                                                   18             18


-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JULY 30, 1998                        38,907     $19,453    $118,195   $   0--       ($3,533) $467,052       $601,167
-----------------------------------------------------------------------------------------------------------------------------------




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 29, 1998, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The Condensed Consolidated Financial Statements for the periods ended July 30, 1998 and July 31, 1997 are unaudited. The Consolidated Balance Sheet at January 29, 1998, and Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 29, 1998.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3.   The financial statements have been prepared using the Last-In-First-Out
     (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $144.3 million at July 30, 1998, $135.7 million at July 31, 1997, and $139.1 million at January 29, 1998. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $65.0 million at prevailing interest rates which expires on August 31, 2002. There was $53.0 million available for use and $6.2 million restricted for letters of credit at July 30, 1998. The line of credit contains quarterly and annual financial covenants which require minimum tangible net worth and various financial ratios. The Company has complied with restrictions and limitations included in the provisions of the line of credit.

5. During the first two quarters of fiscal year 1998, the Company repurchased 171,000 shares of common stock from the Profit Sharing Plan at market values totaling $4.4 million and 399,000 common shares from T.J. and V.M. Long Charitable Foundations at market values totaling $9.8 million. During the first quarter of fiscal year 1999, the Company repurchased 105,000 shares of common stock from the Profit Sharing Plan at market values totaling $3.4 million. There were no repurchases of common stock during the second quarter of fiscal year 1999.

6. Effective January 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Company for the first two quarters of fiscal years 1999 and 1998.

7. During July 1998, the Company completed its acquisition of Western Drug Distributors, Inc. (Western). Western operated 20 Drug Emporium stores, 18 in Washington, mainly in the greater Seattle/Tacoma area, and 2 in the Portland, Oregon area. The transaction was accounted for as a purchase and results of operations for the former Western stores are included with those of the Company since completion of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Second quarter sales increased 9.5% to $786.8 million, with same store sales growing 8.2% for the quarter. Year-to-date sales increased 7.7% to $1.54 billion. Increases in average prescription price and an extended allergy season contributed to a 22.2% growth in pharmacy sales for the second quarter and 17.0% year-to-date. Solid performance in core categories such as over-the-counter drugs, cosmetics and photo/photo-processing contributed to a 4.9% growth in front-end sales for the second quarter and 4.5% year-to-date.

Pharmacy represented 37.5% of total sales in second quarter, up from 34.6% in the prior year. Pharmacy sales reimbursed through third party arrangements grew to 84.0% of total pharmacy sales compared to 82.2% in the prior year.

GROSS MARGINS

Gross margin (including LIFO) was 26.8% for the second quarter and 26.8% year-to-date. Margins are up slightly from 26.5% in second quarter a year ago and 26.5% year-to-date. Pharmacy margins continue to decline as claims reimbursed by third party (managed care) plans become a larger portion of pharmacy sales and as pharmacy sales become a larger portion of overall sales. The downward trend in pharmacy margins and an upward trend in average prescription price is expected to continue throughout the fiscal year. Improved buying, increases in sales of higher margin categories, and the continued benefit of category management increased non-pharmacy margins and more than offset the decline in pharmacy margins.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $600,000 for the second quarter compared to $1.9 million in the prior year quarter. Year-to-date the LIFO provision was $5.2 million as compared to $2.5 million for the same period last year. Increases in LIFO are primarily due to higher inflation in pharmacy products. Gross margin on a FIFO basis was 26.9% for the quarter, up 0.2% from the prior year.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses for the second quarter are up slightly over last year at 23.7%. Year-to-date operating and administrative expenses as a percent of sales increased 0.2% from the prior year. Included in operating and administrative expenses are costs for the Year 2000 remediation effort. The effort is proceeding according to plan, with $800,000 expensed in the second quarter and $2.1 million year-to-date, and is expected to be substantially complete by the end of the year. The purchase of new remediation and testing toolsets and the decision to bring the project management in house has reduced the estimate of total expense for the fiscal year to between $4 and $5 million. As a result, the remaining expense for the fiscal year is estimated between $2 and $3 million.

OPERATING/NET INCOME

Operating income as a percent of sales for the second quarter increased to 3.1% compared to 2.8% in the prior year due to increased sales, strong non-pharmacy margins and control of expenses. Net income as a percent of sales increased to 1.9% from 1.7% in the prior year.

Net income for the two quarters increased 10.2% to $29.0 million. Earnings per diluted share for the two quarters increased 10.3% to $.75 per share compared to $.68 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities for the two quarters increased compared to prior year primarily due to decreased investment in inventory and stronger sales and margins. Pharmacy warehouse inventory decreased by $16.0 million and average inventory per store decreased by $50 thousand compared to the prior year.

Payments for property additions through the second quarter increased $55.0 million compared to prior year primarily due to the acquisition of 20 stores from Western and the completion of a new warehouse.

The Company has opened five stores through the second quarter in addition to the 20 stores acquired from Western. The Company expects to open a total of ten stores and close four stores during the remainder of fiscal year 1999. Capital expenditures are expected to increase approximately $45 million this year primarily due to the investment in new stores and information system enhancements.

At quarter end, there was $12.0 million outstanding on an unsecured revolving line of credit at prevailing interest rates. The unused portion of the line of credit was $53.0 million.

Expenditures for capital projects, dividends, and stock repurchases are expected to be funded from operations, cash reserves, and borrowings as deemed necessary.

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

                            PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          (a) On May 19, 1998, the Annual Meeting of Shareholders of the Company was held in Walnut Creek, California.

          (b)  The following directors were elected:

                                     Votes in Favor   Votes Withheld
                                     --------------   --------------
                 R. M. Long            35,058,616        722,745
                 R. A. Plomgren        35,097,039        684,322
                 H. R. Somerset        35,097,039        684,322
                 F. E. Trotter         35,097,039        684,322

               There were no abstentions and no broker non-votes.

          (c) Other directors whose term of office as a director continued after the Annual Meeting:

                    R. M. Brooks        S. D. Roath
                    W. G. Combs         G. H. Saito
                    D. G. DeSchane      D. L. Sorby, Ph.D.
                    E. E. Johnston      T. R. Sweeney
                    M. S. Metz


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Reports on Form 8-K

               There have been no reports on Form 8-K filed during the quarter ended July 30, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        LONGS DRUG STORES CORPORATION
                                      -----------------------------------------
                                                (REGISTRANT)

Date September 14, 1998                 /s/  G. L. White
     ---------------------            -----------------------------------------
                                        G. L. White
                                        Vice President, Controller



                                        /s/   R. A. Plomgren
                                      -----------------------------------------
                                        R. A. Plomgren
                                        Senior Vice President, Development
                                        and Chief Financial Officer and Director