Form 10-Q
period 1998-10-29
LONGS DRUG STORES CORP
filed 1998-12-11
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended October 29, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                         LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     Maryland                                 68-0048627
   --------------------------------------------       -----------------------
         (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


             141 North Civic Drive
            Walnut Creek, California                            94596
   --------------------------------------------       -----------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


Registrant's telephone number, including area code:  (925) 937-1170
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

There were 38,947,293 shares of common stock outstanding as of November 26, 1998.

                        PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                            For the                      For the Three
                                         Quarter Ended                   Quarters Ended

                                  OCTOBER 29,     October 30,     OCTOBER 29,     October 30,
                                     1998            1997            1998            1997
                                  -----------     -----------     -----------     -----------
                                  ----------------(Thousands Except Per Share)---------------
SALES                               $808,285        $714,597       $2,347,879      $2,143,797

COSTS AND EXPENSES:

   Cost of merchandise sold          594,529         524,988        1,721,053       1,575,343
   Operating and administrative      195,215         172,891          560,470         508,254
   Net interest expense                  557             223              532             360
                                    --------        --------       ----------      ----------

INCOME BEFORE TAXES ON INCOME         17,984          16,495           65,824          59,840

TAXES ON INCOME                        7,000           6,500           25,800          23,500
                                    --------        --------       ----------      ----------

NET INCOME                          $ 10,984        $  9,995       $   40,024      $   36,340
                                    --------        --------       ----------      ----------
                                    --------        --------       ----------      ----------

PER COMMON SHARE:
   NET INCOME BASIC                 $    .28        $    .26       $     1.04      $      .94
   NET INCOME DILUTED               $    .28        $    .26       $     1.03      $      .94

   DIVIDENDS                        $    .14        $    .14       $      .42      $      .42

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:
   BASIC                              38,546          38,430           38,515          38,677
   DILUTED                            38,728          38,591           38,692          38,842


See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      OCTOBER 29,     October 30,     January 29,
                                                         1998            1997            1998
                                                      -----------     -----------     -----------
                                                      ----------------(Thousands)----------------
ASSETS

CURRENT ASSETS:

   Cash and equivalents                               $   18,479        $ 14,934        $ 48,552
   Pharmacy and other receivables                         64,063          59,375          63,107
   Merchandise inventories                               386,796         361,629         345,082
   Deferred income taxes                                  25,895          20,601          23,244
   Other                                                   1,831             990           1,337
                                                      ----------        --------        --------
      Total current assets                               497,064         457,529         481,322
                                                      ----------        --------        --------

PROPERTY:

   Land                                                   93,897          91,266          90,428
   Buildings and leasehold improvements                  387,475         356,205         361,635
   Equipment and fixtures                                316,730         286,033         287,675
   Beverage licenses                                       7,511           7,384           7,468
                                                      ----------        --------        --------
      Total property--at cost                            805,613         740,888         747,206
   Less accumulated depreciation                         337,996         309,889         312,112
                                                      ----------        --------        --------
      Property--net                                      467,617         430,999         435,094
                                                      ----------        --------        --------
OTHER NON-CURRENT ASSETS                                  59,519          10,533          29,873
                                                      ----------        --------        --------
         TOTAL                                        $1,024,200        $899,061        $946,289
                                                      ----------        --------        --------
                                                      ----------        --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                   $  197,854        $164,292        $170,855
   Short-term borrowings                                  32,000          13,039             ---
   Employee compensation and benefits                     77,259          66,640          63,300
   Taxes payable                                          31,687          30,512          46,079
   Current portion of long-term debt and
      guarantee of Profit Sharing Plan debt                3,351           3,319           3,210
   Other                                                  27,207          30,599          29,325
                                                      ----------        --------        --------
      Total current liabilities                          369,358         308,401         312,769
                                                      ----------        --------        --------
GUARANTEE OF PROFIT SHARING PLAN DEBT                        ---           2,677           1,803

LONG-TERM DEBT                                            13,682             ---          14,219

DEFERRED INCOME TAXES AND
OTHER LONG-TERM LIABILITIES                               32,880          28,040          33,355
                                                      ----------        --------        --------
STOCKHOLDERS' EQUITY:

   Common stock (38,947,000, 38,767,000,
      and 38,629,000 shares outstanding)                  19,474          19,384          19,315
   Additional capital                                    118,887         112,774         110,466
   Common stock contribution to Profit Sharing Plan          ---             ---           9,856
   Guarantee of Profit Sharing Plan debt                  (2,677)         (5,996)         (4,371)
   Retained earnings                                     472,596         433,781         448,877
                                                      ----------        --------        --------
      Total stockholders' equity                         608,280         559,943         584,143
                                                      ----------        --------        --------
          TOTAL                                       $1,024,200        $899,061        $946,289
                                                      ----------        --------        --------
                                                      ----------        --------        --------

See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                           For the Three Quarters Ended
                                                           OCTOBER 29,      October 30,
                                                              1998             1997
                                                           -----------      -----------
                                                           ---------(Thousands)--------
OPERATING ACTIVITIES:

   Receipts from customers                                 $ 2,347,045      $ 2,133,960
   Payments for merchandise                                 (1,721,434)      (1,580,116)
   Payments for operating and administrative expenses         (511,339)        (467,250)
   Income tax payments                                         (41,752)         (28,365)
                                                           -----------      -----------
      Net cash provided by operating activities                 72,520           58,229
                                                           -----------      -----------

INVESTING ACTIVITIES:

   Payments for property additions and other assets           (115,872)         (48,049)
   Receipts from property dispositions                           1,563            2,008
                                                           -----------      -----------
      Net cash used in investing activities                   (114,309)         (46,041)
                                                           -----------      -----------

FINANCING ACTIVITIES:

   Dividend payments                                           (16,330)         (16,395)
   Proceeds from short-term borrowings                          32,000           13,039
   Payments on long-term debt                                     (537)             ---
   Repurchase of common stock                                      ---          (16,732)
   Purchase of common stock from the Profit Sharing Plan        (3,417)             ---
                                                           -----------      -----------
      Net cash used in financing activities                     11,716          (20,088)
                                                           -----------      -----------

DECREASE IN CASH AND EQUIVALENTS                               (30,073)          (7,900)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     48,552           22,834
                                                           -----------      -----------
CASH AND EQUIVALENTS AT END OF PERIOD                      $    18,479      $    14,934
                                                           -----------      -----------
                                                           -----------      -----------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

   Net income                                              $    40,024      $    36,340
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                          37,642           32,784
         Deferred income taxes and other                        (3,126)          (7,166)
         Restricted stock awards                                 1,941            1,537
         Common stock contribution to benefit plan                 200              ---
         Tax benefits credited to stockholders' equity              25               48
         Changes in assets and liabilities:
           Pharmacy and other receivables                         (833)          (9,464)
           Merchandise inventories                             (16,945)          (4,696)
           Other current assets                                    276              949
           Current liabilities                                  13,316            7,897
                                                           -----------      -----------
           Net cash provided by operating activities       $    72,520      $    58,229
                                                           -----------      -----------
                                                           -----------      -----------

Non-cash investing and financing activities: In conjunction with the purchase of Western Drug Distributors, Inc., the company assumed $11.2 million in liabilities.

See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 29, 1998 and Three Quarters Ended October 29, 1998

                                                                         COMMON STOCK
                                                                         CONTRIBUTIONS  GUARANTEE
                                          COMMON STOCK                     TO PROFIT    OF PROFIT                TOTAL
                                       ------------------   ADDITIONAL      SHARING      SHARING   RETAINED   STOCKHOLDERS'
(Thousands)                            SHARES      AMOUNT     CAPITAL         PLAN      PLAN DEBT  EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1997            38,968     $19,484    $109,327        $9,955     ($7,555)   $422,375     $553,586
------------------------------------------------------------------------------------------------------------------------
Net income                                                                                           57,726       57,726
Dividends  ($.56 PER SHARE)                                                                         (21,808)     (21,808)
Profit Sharing Plan:
   Issuance of stock for FY97
    contributions                         375         188       9,767        (9,955)                                   0
   Stock portion of FY98 contribution                                         9,856                                9,856
   Purchase of stock from plan           (368)       (184)     (9,531)                                            (9,715)
   Reduction of plan debt                                                                 3,184                    3,184
Restricted stock awards, net               88          44       2,021                                              2,065
Tax benefits related to employee
 stock plans                                                                                             61           61
Repurchase of common stock               (434)       (217)     (1,118)                               (9,477)     (10,812)

------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1998            38,629     $19,315    $110,466        $9,856     ($4,371)   $448,877     $584,143
------------------------------------------------------------------------------------------------------------------------

UNAUDITED:
Net income                                                                                           40,024       40,024
Dividends  ($.42 per share)                                                                         (16,330)     (16,330)
Profit Sharing Plan:
   Issuance of stock for FY98
    contributions                         309         154       9,902        (9,856)                                 200
   Purchase of stock from plan           (105)        (52)     (3,365)                                            (3,417)
   Reduction of plan debt                                                                 1,694                    1,694
Restricted stock awards, net              114          57       1,884                                              1,941
Tax benefits related to employee
 stock plans                                                                                            25            25

------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 29, 1998           38,947     $19,474    $118,887      $     0      ($2,677)   $472,596     $608,280
------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 29, 1998, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The Condensed Consolidated Financial Statements for the periods ended October 29, 1998 and October 30, 1997 are unaudited. The Consolidated Balance Sheet at January 29, 1998, and Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 29, 1998.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3.   The financial statements have been prepared using the Last-In-First-Out
     (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $144.5 million at October 29, 1998, $138.6 million at October 30, 1997, and $139.1 million at January 29, 1998. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $65 million and drawdowns incur interest at prevailing rates. The agreement expires on August 31, 2002. There was $32 million outstanding and $409,000 restricted for letters of credit as of October 29, 1998. The line of credit contains quarterly and annual financial covenants which require minimum tangible net worth and various financial ratios. The Company has complied with restrictions and limitations included in the provisions of the line of credit.

5. During the first quarter of fiscal year 1999, the Company repurchased 105,000 shares of common stock from the Profit Sharing Plan at market values totaling $3.4 million. There were no repurchases of common stock during the second and third quarters of fiscal year 1999. During the first three quarters of fiscal year 1998, the Company repurchased 267,000 shares of common stock from the Profit Sharing Plan at market values totaling $6.9 million and 399,000 common shares from the T. J. and V. M. Long Charitable Foundations at market values totaling $9.8 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Third quarter sales increased 13.1% to $808.3 million and year-to-date sales increased 9.5% to $2.35 billion. The Pacific Northwest acquisition of 20 stores contributed $38.2 million of sales which was 4.7% of total third quarter sales growth.

Total same store sales increased 7.8% for the quarter with pharmacy same store sales increasing 17.4% and front-end (non-pharmacy) sales increasing 2.6%.

Pharmacy sales for the third quarter increased 23.2% and front-end sales increased 9.6%. Increases in the number of prescriptions filled and in the average prescription price are contributing to the increase in pharmacy sales. Solid performances in core categories are leading the front-end sales increases.

Year-to-date pharmacy sales are up 19.1% with front-end sales up 6.2%. Year-to-date same store pharmacy sales are up 16.0% and year-to-date same store front-end sales are up 2.4%.

Pharmacy represented 37.7% of total sales in third quarter, up from 34.6% in the prior year. Pharmacy sales reimbursed through third party arrangements grew to 84.1% of total pharmacy sales compared to 82.5% in the prior year third quarter.

GROSS MARGINS

Gross margin as a percent of sales (including LIFO) was 26.45% for the third quarter and 26.70% year-to-date. Improvements in front-end margins from increases in sales of higher margin merchandise due to category management initiatives were offset by inefficiencies related to the relocation of our Northern California warehouse. Pharmacy margins as a percent of sales continue to decline as claims reimbursed by third party (managed care) plans become a larger portion of pharmacy sales and as pharmacy sales become a larger portion of overall sales. However, total gross profit dollars were up 12.7%, closely following the increase in sales of 13.1%.

A key measure of pharmacy profitability, gross profit dollars on a per script basis, increased slightly. The downward trend in pharmacy margins and an upward trend in average script price is expected to continue throughout the fiscal year and into next year.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $200,000 for the third quarter compared to $2.9 million in the prior year quarter. This LIFO provision variance was a direct result of the timing of manufacturer and vendor price increases as evident by the year-to-date LIFO provision which was flat with last year at $5.4 million. The annualized inflation rate is expected to be 1.5% for the year.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percent of sales for the third quarter remained consistent with last year at 24.2%. Year-to-date operating and administrative expenses as a percent of sales increased slightly from 23.7% last year to 23.9% this year. Included in operating and administrative expenses are costs for the Year 2000 remediation effort. The effort is proceeding according to plan, with $1.3 million expensed in the third quarter and $3.4 million year-to-date, and is expected to be substantially complete by the end of the year. The remaining expense for the fiscal year is estimated to be $1 million.

INCOME BEFORE TAXES/NET INCOME

Income before taxes as a percent of sales for the third quarter decreased to 2.2% compared to 2.3% in the prior year due to increased sales, strong front end margins and control of operating expenses, offset by Year 2000 efforts. Net income as a percent of sales remained consistent with prior year quarter at 1.4%.

The tax rate for the third quarter was 38.9% and 39.2% year-to-date. The effective tax rate next year is expected to rise slightly to 40.5% as the profit sharing plan debt will have been retired late this year and the tax deduction for the dividends used to pay down that debt will no longer be available.

Net income for the three quarters increased 10.1% to $40.0 million. Diluted earnings per share for the three quarters increased 10.6% to $1.03 per share compared to $0.94 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities decreased compared to prior year due to increased investment in inventory in new stores. Total store and warehouse inventories, on a FIFO basis, increased $31.1 million from prior year. The bulk of the $31.1 million inventory increase relates to the acquisition of 20 stores in the Pacific Northwest ($24.8 million). Total warehouse inventories increased $3.2 million. Average inventory per store at the end of the third quarter, decreased by $25,000 compared to the same quarter prior year, mostly in the pharmacy. Supply chain initiatives have reduced the days sales in store pharmacy inventory from 30.7 days to 26.4 days.

Payments for property additions and other assets for the three quarters increased $67.8 million compared to prior year primarily due to the acquisition of 20 stores in the Pacific Northwest. Also included in capital expenditures is the completion of a new warehouse that serves our stores in Northern California.

The number of stores in operation increased by 30, including the 20 stores from the Pacific Northwest acquisition, from 345 to 375 since third quarter last year. Capital expenditures for the year are expected to increase this year primarily due to the Pacific Northwest acquisition, investment in new stores and information systems.

At quarter end, there was $32.0 million outstanding on an unsecured revolving line of credit at prevailing interest rates. The unused portion of the line of credit was $33.0 million.

Expenditures for capital projects, dividends, and stock repurchases are expected to continue to be funded from operations, cash reserves, and borrowings as deemed necessary.

YEAR 2000 COMPLIANCE

Historically, computer systems have maintained two-digit year information in date fields; for example, "98" has meant "1998." With the year 2000 approaching, some systems will be unable to process dates correctly. Processes may abort or produce erroneous data. Systems that require the use of dates beyond 1999 will run into this problem before 2000.

The problem can be found almost anywhere, in both hardware and software. Mainframe systems, mid-range systems, and personal computers can all be a source of trouble. So can elevators, point-of-sale systems, PBX's, and other devices operating with embedded microcomputer chips that many people don't think of as being "computers". If a company's systems cannot interpret the year 2000 dates beyond 1999, some modification or replacement of the systems is necessary to avoid system failures and the temporary inability to process transactions or engage in the normal business activities.

In 1996 the Company established a Year 2000 Project Team, headed by the Company's Chief Information Officer, to coordinate the Company's year 2000 efforts. The project team is staffed by the Company's

Management Information Services personnel and outside consultants on an as-needed basis. The Chief Information Officer reports regularly on the status of year 2000 to the Company's senior officers and to the Company's board of directors.

An assessment of the Company's MIS and non-MIS systems was completed to determine which mission-critical systems were at risk, and a plan was developed for replacing, refurbishing, or remediating both operating systems and business applications to achieve year 2000 compliance. The implementation of the plan is underway and the applications and operating systems are being modified or replaced based on the level of priority. Management estimates all of the activities with respect to assessment, clean-up, remediation, testing and implementation are about 40% complete for MIS and about 30% complete for non-MIS systems. The Company estimates that all critical systems and applications will be year 2000 compliant by June 30, 1999.

The Year 2000 Project Team is also examining the Company's relationship with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' year 2000 compliance. Although the Company is assessing the year 2000 status of outside parties, there is no assurance that outside parties will attain year 2000 compliance on a timely basis; if they do not, year 2000 problems could have a material impact on the Company's operations.

Management believes that should the Company or any third party with whom the Company has a business relationship have a year 2000 related systems failure, the most likely worst-case scenario would have to do with possible failure of third party systems over which the company has no control, such as (but not limited to) power and telecommunications, supply chain interruption, or electronic commerce. Such an event could result in a substantial interruption of business and have a material impact on the Company's results of operations.

Contingency planning is in process to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000 related systems failure. Management expects to have a comprehensive contingency plan established by March 31, 1999.

In September 1998, at the request of the board of directors, an external consulting group (IBM) conducted an independent review of the Company's year 2000 efforts. The Company's approach has been compared to IBM's Transformation 2000 methodology and their recommendations are being addressed. The Company plans on performing additional external assessments in the future.

Through October 31, 1998, the Company has expended approximately $4.7 million to address year 2000 compliance issues. The Company estimates that it will incur an additional $2.6 million, for a total of approximately $7.3 million, to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consulting fees.

The foregoing discussion of year 2000 compliance contains forward looking statements about the Company's plans, expectations, costs, and consequences regarding year 2000 matters. There can be no assurance that the Company's expectations can be met and that the Company will not be adversely affected in a way unidentified in the preceding discussion. Factors that could cause the Company's results to differ from expectations include (but not limited to) unforeseen problems, greater than anticipated costs, and unexpected difficulties with outside parties.

FORWARD LOOKING INFORMATION

Certain information in this form 10-Q, as well as in other public filings, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescriptions margins, number of store openings, the level of capital expenditures and the company's success in addressing Year 2000 issues; as well as those that include or are preceded by the words "expects," "estimates," "believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Reports, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payors to reduce prescription drug costs; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the ability of the company, its vendors and others to manage Year 2000 issues; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K

               There have been no reports on Form 8-K filed during the quarter ended October 29, 1998.

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


Date    December 11, 1998               /s/  G. L. White
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