Form 10-K405
period 1999-01-28
LONGS DRUG STORES CORP
filed 1999-04-15
CIK 764762

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                      FORM 10-K


(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended January 28, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from . . . . . . . .  to  . . . . . . . .

Commission file number 1-8978


                            LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Maryland                                          68-0048627
----------------------------------------                    -------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


141 North Civic Drive
Walnut Creek, California                                         94596
----------------------------------------                    -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


Registrant's telephone number, including area code:   (925) 937-1170

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                     ON WHICH REGISTERED
----------------------------------------                    -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on April 6, 1999, was approximately $1,202,514,666.

There were 39,265,785 shares of common stock outstanding as of April 6, 1999.



                         DOCUMENTS INCORPORATED BY REFERENCE

The Longs Drug Stores Corporation Annual Report to Shareholders for the year ended January 28, 1999, (hereinafter referred to as the Annual Report), has been incorporated by reference into:

               Part I    -    Items 1 and 3
               Part II   -    Items 5, 6, 7, and 8
               Part IV   -    Item 14(a)(1)

The definitive proxy statement dated April 16, 1999, as filed with the Commission on April 15, 1999, involving the election of directors, has been incorporated by reference into Part III, Items 10, 11, 12, and 13.

                                        PART I


ITEM 1.   BUSINESS

Longs Drug Stores, founded in 1938 in Oakland, California, is the sixth largest drug store chain in North America, ending the year with 381 stores in California, Colorado, Hawaii, Nevada, Washington and Oregon.

Pharmacy is the cornerstone of Longs' business, accounting for about 37% of sales, with script volume per day per store among the leaders in the industry. Complementing the pharmacy business are the core categories of over-the-counter medications, health care products, photo and photo processing, cosmetics, and greeting cards. The Company's decentralized philosophy allows store managers to enhance the product mix of their store based on customer preference in the communities they serve. Longs sells nationally advertised name-brand merchandise along with private label merchandise that provides extra value to customers.

Longs competes in the retail drug industry with local and national chains as well as with independent merchants. Similar merchandise sold by the Company can be found in variety stores, discount stores, supermarkets, and other retail facilities. Price, quality of goods and services, product mix, and convenience to the customer are a few principal elements of competition. The business is seasonal, peaking in the fourth quarter due to the Thanksgiving and Christmas holidays and cold and flu season. Seasonality is consistent with competitors in the retail drug industry.

The remainder of the information required by this item is contained in the Annual Report under the headings "Management's Discussion and Analysis" (PAGES 15-18), "Significant Accounting Policies" and "Employee Compensation and Benefits" (PAGES 23-25).

ITEM 2.   PROPERTIES

As of January 28, 1999, Longs operates 381 stores; 307 in California, 32 in Hawaii, 14 in Nevada, 8 in Colorado, 18 in Washington, and 2 in Oregon. Our stores vary in size, with the majority ranging from 15,000 to 28,000 square feet, approximately 68% of which is devoted to selling space. The average size of the stores opened this past fiscal year is 23,000 square feet. The 2 corporate offices, 2 warehouses, and 128 of our stores are Company-owned buildings on Company-owned land; 47 stores are Company-owned buildings on leased land; and 206 are totally leased. The Company's properties are consistently maintained and updated and are in good condition and suitable to meet its needs.

ITEM 3.   LEGAL PROCEEDINGS

As described in the Annual Report under the heading "Contingent Liabilities" (PAGE 26), a purported class action has been filed against Longs on behalf of certain management-level employees: department managers, senior department managers, assistant managers, and second assistant managers. The lawsuit was filed in the United States District Court for the Northern District of California on March 10, 1999. Plaintiffs allege that Longs violated the Federal Labor Standards Act ("FLSA") and state law (of California, Colorado, Nevada, Hawaii, Oregon, and Washington) by classifying these employees as exempt and failing to pay them the overtime premium required for non-exempt employees at one and one-half times their regular rate. The lawsuit also claims that Longs violated ERISA by failing to maintain adequate records, and that the alleged failure to pay overtime and keep adequate records constitutes an unfair business practice, in violation of Section 17200 of the California Business and Professions Code. Plaintiffs seek damages and penalties in unspecified amounts, injunctive and declaratory relief, and costs of litigation, including attorney fees. The Company will defend itself vigorously. At this time it is not known what financial impact this action may have on the Company's financial results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter period covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are now executive officers of the Company and the Board of Directors intends to reelect them to their current offices.

                                                                                         POSITION
                                                                                           HELD
      NAME         AGE   PRIMARY EXECUTIVE POSITION WITH REGISTRANT                  SINCE(1)(2)
-----------------  ---   ------------------------------------------                  ------------

R. M. Long          60   Chairman of the Board and                                         1991
                         Chief Executive Officer(3)                                        1977

S. D. Roath         57   President(3)                                                      1991

B. M. Brandon       60   Senior Vice President and Regional Manager                        1988

T. D. Burnside      50   Senior Vice President -- Marketing                                1998

D. J. Fong          50   Senior Vice President -- Pharmacy                                 1995

O. D. Jones         60   Senior Vice President -- Properties                               1987
                         and Secretary                                                     1976

B. E. Kilcourse     47   Senior Vice President and Chief Information Officer               1997

R. E. Lovelady      52   Senior Vice President -- Human Resources                          1997

R. A. Plomgren      64   Senior Vice President -- Development                              1976
                         and Chief Financial Officer(3)                                    1995

G. H. Saito         54   Senior Vice President and Hawaii District Manager(3)              1995

D. R. Wilson        57   Senior Vice President and                                         1988
                         Regional Manager                                                  1997

G. L. White         58   Vice President, Controller, and Assistant Secretary               1988

C. E. Selland       42   Vice President, Treasurer, and Assistant Secretary                1994

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

                                       PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The principal market on which the Company's common stock is traded is the New York Stock Exchange under the symbol "LDG." The number of shareholders as of April 6, 1999, was 15,472. The additional information required by this item is contained in the Annual Report under the headings "Statements of Consolidated Stockholders' Equity" (PAGE 22), "Stockholders' Equity" (PAGE 27), and "Quarterly Financial Data (Unaudited)" (PAGE 28). Such information is hereby incorporated by reference and filed herewith.

ITEM 6.   SELECTED FINANCIAL DATA

Information required by this item is contained in the Annual Report under the heading "Five Year Selected Financial Data" (PAGE 14). Such information is hereby incorporated by reference and filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained in the Annual Report under the heading "Management's Discussion and Analysis" (PAGES 15-18). Such information is hereby incorporated by reference and filed herewith.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information required by this item is contained in the Annual Report under the heading "Management's Discussion and Analysis" (PAGE 17). Such information is hereby required by reference and filed herewith.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is contained in the Annual Report (PAGES 19-28). Such information is hereby incorporated by reference and filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is contained in a definitive proxy statement dated April 16, 1999, as filed with the Securities and Exchange Commission on April 15, 1999. Such information is hereby incorporated by reference. Certain information relating to executive officers of the Company is reported in Part I, Item 4 (PAGE 2) of this report, entitled "Executive Officers of the Registrant."

Information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth in the definitive proxy statement dated April 16, 1999, as filed with the Commission on April 15, 1999, and is hereby incorporated by reference.

Items 11, 12, and 13 are omitted since the Company filed on April 15, 1999, with the Securities and Exchange Commission a definitive proxy statement dated April 16, 1999, involving the election of directors, for the Annual Meeting on May 18, 1999. Such information is hereby incorporated by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)    FINANCIAL STATEMENTS


          The following financial statements and independent auditors' report appearing in the Annual Report on pages 19 through 28 are incorporated herein by reference:

               Independent Auditors' Report.

               Statements of Consolidated Income for the fiscal years ended January 28, 1999, January 29, 1998, and January 30, 1997.

               Consolidated Balance Sheets as of January 28, 1999, and January 29, 1998.

               Statements of Consolidated Cash Flows for the fiscal years ended January 28, 1999, January 29, 1998, and January 30, 1997.

               Statements of Consolidated Stockholders' Equity for the fiscal years ended January 28, 1999, January 29, 1998, and January 30, 1997.

               Notes to Consolidated Financial Statements.


(a)(2)    Not applicable.


(a)(3)    EXHIBITS


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

               c. By-Laws of Longs Drug Stores Corporation, amended February 25, 1997, is incorporated herein by reference as previously filed with the Commission on April 17, 1997, as Exhibit 1 to Form 10-K.

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

               h. Business Loan Agreement dated November 26, 1997, is incorporated herein as Exhibit 10h to Form 10-K.

          13.  Annual Report . . . . . . . . . . . . . . . . . . . . .(Enclosed)

          21. Subsidiary of the Registrant - Longs Drug Stores California, Inc., a California Corporation.

          23.  Independent Auditors' Consent . . . . . . . . . . . . . . . . . 8

          27.  Financial Data Schedule.

(b)       REPORTS ON FORM 8-K

          There have been no reports on Form 8-K filed during the quarter ended January 28, 1999.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              LONGS DRUG STORES CORPORATION
                                         --------------------------------------
                                                      (REGISTRANT)


           April 16, 1999                    /s/  G. L. White
Date ---------------------------        ---------------------------------------
                                             (G. L. White)
                                             Vice President - Controller
                                                  (PRINCIPAL ACCOUNTING OFFICER)


           April 16, 1999                    /s/  R. A. Plomgren
Date ---------------------------        ---------------------------------------
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


                Date                                    Signature


           April 16, 1999                    /s/  R. M. Long
     -------------------------          By  -----------------------------------
                                                  (R. M. Long)
                                                  Chairman of the Board
                                                  Chief Executive Officer and
                                        Director



           April 16, 1999                    /s/  S. D. Roath
     -------------------------          By  -----------------------------------
                                                  (S. D. Roath)
                                                  President and Director

                Date                                    Signature

           April 16, 1999                    /s/  R. M. Brooks
     -------------------------          By  -----------------------------------
                                                  (R. M. Brooks)
                                                  Director



           April 16, 1999                    /s/  W. G. Combs
     -------------------------          By  -----------------------------------
                                                  (W. G. Combs)
                                                  Retired Vice President and
                                        Director


           April 16, 1999                    /s/  E. E. Johnston
     -------------------------          By  -----------------------------------
                                                  (E. E. Johnston)
                                                  Director



           April 16, 1999                    /s/  M. S. Metz
     -------------------------          By  -----------------------------------
                                                  (M. S. Metz, Ph.D.)
                                                  Director



           April 16, 1999                    /s/  G. H. Saito
     -------------------------          By  -----------------------------------
                                                  (G. H. Saito)
                                                  Director



           April 16, 1999                    /s/  H. R. Somerset
     -------------------------          By  -----------------------------------
                                                  (H. R. Somerset)
                                                  Director


           April 16, 1999                    /s/  D. L. Sorby
     -------------------------          By  -----------------------------------
                                                  (D. L. Sorby, Ph.D.)
                                                  Director



           April 16, 1999                    /s/  T. R. Sweeney
     -------------------------          By  -----------------------------------
                                                  (T. R. Sweeney)
                                                  Director



           April 16, 1999                    /s/  F. E. Trotter
     -------------------------          By  -----------------------------------
                                                  (F. E. Trotter)
                                                  Director