Form 10-Q
period 1999-04-29
LONGS DRUG STORES CORP
filed 1999-06-14
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For The Quarterly Period Ended April 29, 1999

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

There were 39,267,285 shares of common stock outstanding as of June 10, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)                                      FOR THE QUARTERS ENDED

                                                                                         April 29,            April 30,
                                                                                           1999                 1998
                                                                                        -----------          -----------
                                                                                        --(Thousands Except Per Share)--
SALES                                                                                   $  869,430           $  752,799

COSTS AND EXPENSES:

     Cost of merchandise sold                                                              640,915              550,835
     Operating and administrative                                                          201,363              178,638
     Interest expense                                                                          853                  279
     Interest income                                                                          (351)                (243)
                                                                                        ----------           ----------

INCOME BEFORE TAXES ON INCOME                                                               26,650               23,290

TAXES ON INCOME                                                                             10,300                9,100
                                                                                        ----------           ----------
NET INCOME                                                                              $   16,350           $   14,190
                                                                                        ----------           ----------
                                                                                        ----------           ----------

NET INCOME PER COMMON SHARE:

     BASIC                                                                              $      .42           $      .37

     DILUTED                                                                            $      .42           $      .37

     DIVIDENDS                                                                          $      .14           $      .14

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:

     BASIC                                                                                  38,797               38,469

     DILUTED                                                                                38,926               38,619


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   April 29,        April 30,        January 28,
                                                                     1999             1998              1999
                                                                  ----------       ----------        -----------
                                                                  -----(Thousands Except Share Information)-----
ASSETS

                                                                  -------(Unaudited)---------
CURRENT ASSETS:

      Cash and equivalents                                        $   58,127       $   34,325        $    14,976
      Pharmacy and other receivables                                  75,901           64,808             68,072
      Merchandise inventories                                        371,298          333,124            382,248
      Deferred income taxes                                           23,167           24,003             25,388
      Other                                                            2,134            1,195              1,844
                                                                  ----------       ----------        -----------
            Total current assets                                     530,627          457,455            492,528
                                                                  ----------       ----------        -----------

PROPERTY:

      Land                                                            95,893           92,530             95,359
      Buildings and leasehold improvements                           397,263          368,875            392,967
      Equipment and fixtures                                         328,661          294,682            321,998
      Beverage licenses                                                7,576            7,520              7,569
                                                                  ----------       ----------        -----------
            Total property-at cost                                   829,393          763,607            817,893

      Less accumulated depreciation                                  353,077          320,336            345,995
                                                                  ----------       ----------        -----------

            Property-net                                             476,316          443,271            471,898

GOODWILL AND OTHER ASSETS                                             60,885           29,572             60,704
                                                                  ----------       ----------        -----------
            TOTAL                                                 $1,067,828       $  930,298        $ 1,025,130
                                                                  ----------       ----------        -----------
                                                                  ----------       ----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                            $  183,384       $  164,191        $   184,989
      Short-term borrowings                                                -                -             10,000
      Employee compensation and benefits                              71,561           66,951             72,353
      Taxes payable                                                   40,607           31,416             43,700
      Current portion of long-term debt and guarantee
            of Profit Sharing Plan debt                                3,910            4,111              1,758
      Other                                                           28,473           25,948             26,183
                                                                  ----------       ----------        -----------
            Total current liabilities                                327,935          292,617            338,983
                                                                  ----------       ----------        -----------

GUARANTEE OF PROFIT SHARING PLAN DEBT                                      -              911                  -

LONG-TERM DEBT                                                        56,921           13,968             14,253

DEFERRED INCOME TAXES AND OTHER
      LONG-TERM LIABILITIES                                           31,752           32,537             33,055
                                                                  ----------       ----------        -----------

STOCKHOLDERS' EQUITY:

      Common stock (39,265,000, 38,907,000,
            and 38,946,000 shares outstanding)                        19,633           19,453             19,473
      Additional capital                                             131,152          117,542            119,961
      Common stock contribution to Profit Sharing Plan                     -                -              9,834
      Guarantee of Profit Sharing Plan debt                             (911)          (4,371)              (911)
      Retained earnings                                              501,346          457,641            490,482
                                                                  ----------       ----------        -----------
            Total stockholders' equity                               651,220          590,265            638,839
                                                                  ----------       ----------        -----------
                 TOTAL                                            $1,067,828       $  930,298        $ 1,025,130
                                                                  ----------       ----------        -----------
                                                                  ----------       ----------        -----------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                        For the Quarters Ended
                                                                                     April 29,         April 30,
                                                                                       1999              1998
                                                                                    ---------------------------
                                                                                    --------(Thousands)--------
OPERATING ACTIVITIES:

    Net income                                                                      $   16,350        $   14,190
    Adjustments to reconcile net income to net cash
         provided by operating activities:
               Depreciation and amortization                                            13,238            11,826
               Deferred income taxes and other                                             918            (1,577)
               Restricted stock awards                                                     683               576
               Common stock contribution to benefit plan and
                     tax benefits credited to stockholders' equity                           4               210
               Changes in assets and liabilities:
                     Pharmacy and other receivables                                     (7,829)           (1,701)
                     Merchandise inventories                                            10,950            11,958
                     Other current assets                                                 (290)              142
                     Current liabilities                                                (2,367)          (21,025)
                                                                                    ----------        ----------
                           Net cash provided by operating activities                $   31,657        $   14,599
                                                                                    ----------        ----------
                                                                                    ----------        ----------
INVESTING ACTIVITIES:

    Payments for property additions and other assets                                   (20,045)          (20,120)
    Receipts from property dispositions                                                  2,209               419
                                                                                    ----------        ----------
         Net cash used in investing activities                                         (17,836)          (19,701)
                                                                                    ----------        ----------

FINANCING ACTIVITIES:

    Proceeds from (repayments of) borrowings, net                                       34,820              (271)
    Repurchase of common stock                                                               -            (3,418)
    Dividend payments                                                                   (5,490)           (5,436)
                                                                                    ----------        ----------

         Net cash provided by (used in) financing activities                            29,330            (9,125)
                                                                                    ----------        ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                             43,151           (14,227)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             14,976            48,552
                                                                                    ----------        ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                               $   58,127        $   34,325
                                                                                    ----------        ----------
                                                                                    ----------        ----------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 28, 1999 and Quarter Ended April 29, 1999

                                                                                       Guarantee
                                          Common Stock                 Profit Sharing  of Profit                    Total
                                         ----------------  Additional      Plan         Sharing      Retained    Stockholders'
(Thousands)                              Shares    Amount    Capital   Contributions   Plan Debt     Earnings       Equity
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1998              38,629   $19,315   $110,466     $ 9,856        ($4,371)     $448,877      $584,143
------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                             63,358        63,358

Dividends  ($.56 per share)                                                                           (21,783)      (21,783)

Profit Sharing Plan:

   Issuance of stock for FY98
      contribution                          309       154      9,902      (9,856)                                       200

   Stock portion of FY99 contribution                                      9,834                                      9,834

   Purchase of stock from plan             (105)      (52)    (3,365)                                                (3,417)

   Reduction of plan debt                                                                 3,460                       3,460

Restricted stock awards, net                113        56      2,597                                                  2,653

Tax benefits related to stock awards                             361                                                    361

Tax benefits related to employee
   stock plans                                                                                             30            30

------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 28, 1999              38,946    19,473    119,961       9,834           (911)      490,482       638,839
------------------------------------------------------------------------------------------------------------------------------

UNAUDITED:

Net income                                                                                             16,350        16,350

Dividends  ($.14 per share)                                                                            (5,490)       (5,490)

Profit Sharing Plan:

   Issuance of stock for FY99
      contribution                          268       135      9,699      (9,834)                                         0

Restricted stock awards, net                 51        25        658                                                    683

Tax benefits related to stock awards                             834                                                    834

Tax benefits related to employee
   stock plans                                                                                              4             4

---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 29, 1999                39,265   $19,633   $131,152     $     0        ($  911)    $ 501,346      $651,220
---------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 28, 1999, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The Condensed Consolidated Financial Statements for the periods ended April 29, 1999, and April 30, 1998, are unaudited. The Condensed Consolidated Balance Sheet at January 28, 1999, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 28, 1999.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the Last In First Out (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $147.0 million at April 29, 1999, $143.7 million at April 30, 1998, and $146.6 million at January 28, 1999. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $65.0 million at a LIBOR based rate, which expires on August 31, 2002. There was $65.0 million available for use and $1.2 million restricted for letters of credit at April 29, 1999. The line of credit contains quarterly and annual financial covenants which require minimum tangible net worth and various financial ratios. The Company has complied with restrictions and limitations included in the provisions of the line of credit.

5. There were no repurchases of common stock during the first quarter of fiscal year 2000.

6. During the first quarter of fiscal 2000, the Company completed a private placement financing in which $45 million in senior notes were issued. The debt consisted of $15 million of 5.85% notes due in 2006 and $30 million of 6.19% notes due in 2014. A portion of the proceeds from these notes was used to repay short-term borrowings and the remainder will be used for general corporate purposes. The note agreements include various financial and non-financial covenants including limitations on debt level.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

First quarter sales increased 15.5% to $869.4 million compared to $752.8 million in the first quarter prior year. Incremental sales from the Pacific Northwest (PNW) acquisition contributed 5.0% of total sales growth. Total same store sales posted a strong 9.1% growth for the first quarter.

Pharmacy sales for the first quarter increased 23.4% led by a 14.8% increase in script volume and a 7.5% increase in average script price. Pharmacy represented 40.0% of total sales in first quarter, up from 37.4% in the prior year. Same store sales for Pharmacy grew 17.8% for the quarter. Third party as a percentage of pharmacy sales declined from 84.3% to 83.2% of sales. The inclusion of our PNW stores and the increase in sales of new drugs not covered by insurance contributed to this shift.

Front-end sales growth of 10.6% was partly fueled by the PNW acquisition, contributing about half of front-end sales growth. Strong increases in core categories, specifically cosmetics and over-the-counter medications, led to same store front-end sales growth of 3.8%.

GROSS MARGINS

Gross profit dollars for the first quarter increased 13.1% to $228.5 million but gross margin as a percent of sales (including LIFO) decreased to 26.3% from 26.8% in the prior year. The decrease is primarily due to the continued decline in pharmacy percentage margins and lower percentage margins from the Pacific Northwest stores relative to chain averages. Due to relatively lower margins in pharmacy, growth in pharmacy sales to 40.0% of total sales negatively impacts total gross margin as a percent of sales.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $400 thousand for the first quarter compared to $4.6 million in the prior year. The Company benefited from lower than expected pharmacy inflation, a portion of which is a benefit of the sole-sourcing arrangement with Bergen Brunswig completed this quarter.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percent of sales dropped 56 basis points, from 23.2% to 23.1% for the first quarter, benefiting from good leverage on sales increases and cost reduction efforts.

Included in operating and administrative expenses are costs for the year 2000
(Y2K) remediation effort, including $1.4 million expensed during the quarter compared to $1.3 million in the first quarter of the prior year. Y2K expenses planned for the remainder of this fiscal year will be approximately $1.5 million, the majority of which ($1.1 million) will be incurred in the second quarter. Including first quarter, total Y2K expenditures for fiscal year 2000 will total $2.9 million, bringing total Y2K expenses to $9.7 million. The Company believes that systems will be fully remediated and tested by the end of the third quarter of fiscal 2000, including end-to-end testing with all our vendor partners with whom we exchange information electronically.

INCOME BEFORE TAXES/NET INCOME

Strong sales and reduced operating expenses as a percent of sales resulted in solid growth in income before taxes of 14.4% for the first quarter. Income before taxes as a percent of sales for the first quarter remained consistent with prior year at 3.1%.

The Company's effective tax rate for the quarter was 38.6%, down slightly from the prior year, benefiting from a new California law which retroactively reinstated the deductibility of dividends paid on shares held by the Profit Sharing Plan. The Company's effective tax rate has also benefited from increased business in Washington and Nevada, which have no state income tax.

Net income grew 15.2% to $16.4 million for the first quarter and is in line with the 15.5% increase in sales.

Diluted earnings per share for the quarter increased 14.3% to $0.42 per share compared to $0.37 per share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities increased by $17.1 million compared to prior year primarily due to increased income and solid control of inventory investment.

Cash used in investing activities for the first quarter decreased $1.9 million compared to prior year due to additional receipts from property dispositions.

Capital expenditures for the year are expected to be between $70 and $80 million, supporting the increase in new stores and continued investment in technology.

Cash provided by financing activities increased $38.5 million due to the proceeds of a $45 million private placement financing. The debt consists of $15 million of 5.85% notes due in 2006 and $30 million of 6.19% notes due in 2014. The debt was used to repay short-term borrowings and will be used for general corporate purposes.

At quarter end, the Company had no borrowings outstanding on a $65 million unsecured revolving line of credit. Borrowings on this line incur interest at prevailing rates.

The number of stores in operation compared to first quarter last year increased by 29, including 20 stores located in the Pacific Northwest which were acquired in July 1998. The Company expects to open 18 stores in fiscal 2000, six of which will replace smaller pharmacies that were purchased when the Company committed to these new communities.

Subsequent to quarter end, the Company completed an exchange with Rite Aid involving several stores. The Company acquired two stores as well as the pharmacy files of six other Rite Aid stores. In return, Rite Aid received three stores and the pharmacy files of two other Longs Drugs stores. The five stores the Company disposed of were under-performing the Company's financial goals. The stores and files the Company received will strengthen stores and markets in which the Company is already strong.

The Company closed one store during the first quarter and anticipates ending fiscal 2000 with 387 stores.

Expenditures for capital projects, dividends and stock repurchases are expected to continue to be funded from operations, cash reserves and borrowings as deemed necessary.

YEAR 2000 COMPLIANCE

Historically, computer systems have maintained two-digit year information in date fields; "98," for example, has meant "1998." With the year 2000 approaching, some systems will be unable to process dates correctly. Processes may abort or produce erroneous data. Systems that require the use of dates beyond 1999 will run into this problem before 2000.

The problem can be found almost anywhere, in both hardware and software. Mainframe systems, mid-range systems, and personal computers can all be a source of trouble. So can elevators, point-of-sale systems, PBX's, and other devices operating with embedded microcomputer chips that many people don't think of as being "computers." If a company's systems cannot interpret the year 2000 dates beyond 1999, some modification or replacement of the systems is necessary to avoid system failures and the temporary inability to process transactions or engage in the normal business activities.

In 1996 the Company established a Year 2000 Project Team, headed by the Company's Chief Information Officer, to coordinate the Company's year 2000 efforts. The project team is staffed by the Company's Management Information Services (MIS) personnel and outside consultants on an as-needed basis. The Chief Information Officer reports regularly on the status of year 2000 to the Company's senior officers and to the Company's board of directors.

An assessment of the Company's MIS and non-MIS systems was completed to determine which mission-critical systems are at risk, and a plan was developed for replacing and remediating both operating systems and business applications to achieve year 2000 compliance. The implementation of the plan is underway and the applications and operating systems are being modified or replaced based on the level of priority. Management estimates all of the activities with respect to assessment, clean up, remediation, testing and implementation are about 70% complete for MIS and about 60% complete for non-MIS systems. The Company estimates that all critical and non-critical systems and applications will be year 2000 compliant by July 31, 1999.

Vendor Certification is in progress. First priority testing is given to key vendors with direct connection switches into Point of Sale and Pharmacy, as well as all financial settlement vendors. All vendor certification testing is expected to be completed by August 1999. Although the Company is assessing the year 2000 status of outside parties, there is no assurance that outside parties will attain year 2000 compliance on a timely basis; if they do not, year 2000 problems may have a material impact on the Company's operations.

Management believes that, should the Company or any third party with whom the Company has a business relationship experience a year 2000 related systems failure, the most likely worst-case scenario would be a possible failure of third party systems over which the company has no control, such as (but not limited to) power and telecommunications, supply chain interruption, or electronic commerce. Such an event could result in a substantial interruption of business and may have a material impact on the Company's results of operations.

Contingency planning is in process to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000 related systems failure. Management expects to have a comprehensive contingency plan developed by June 30, 1999 and implemented by October 31, 1999.

At the request of the board of directors, an external consulting group conducts independent reviews of the Company's year 2000 efforts. A review was conducted in September 1998 and the recommendations were implemented. A second assessment was conducted at the beginning of March 1999. The results are under review and recommendations will be addressed.

The Company expensed $1.4 million for year 2000 efforts in the first quarter and estimates it will incur an additional $1.5 million for fiscal 2000. This brings the total year 2000 project cost of $9.7 million, which includes the estimated costs of all modifications, testing and consulting fees.

The foregoing discussion of year 2000 compliance contains forward-looking statements about the Company's plans, expectations, costs, and consequences regarding year 2000 matters. There can be no assurance that the Company's expectations can be met and that the Company will not be adversely affected in a way unidentified in the preceding discussion. Factors that could cause the Company's results to differ from expectations include (but not limited to) unforeseen problems, greater than anticipated costs, and unexpected difficulties with outside parties.

FORWARD-LOOKING INFORMATION

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

                          PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Reports on Form 8-K

                There have been no reports on Form 8-K filed during the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LONGS DRUG STORES CORPORATION
                                       ---------------------------------------
                                                   (REGISTRANT)

Date   June 14, 1999                    /s/    G. L. White
    --------------------------------   ---------------------------------------
                                        G. L. White
                                        Vice President, Controller
                                        (PRINCIPAL ACCOUNTING OFFICER)

                                        /s/    R. A. Plomgren
                                        --------------------------------------
                                        R. A. Plomgren
                                        Senior Vice President -- Development
                                        (CHIEF FINANCIAL OFFICER)