Form 10-Q
period 1999-07-29
LONGS DRUG STORES CORP
filed 1999-09-13
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period Ended July 29, 1999


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
                                                      --------------



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



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

There were 39,295,961 shares of common stock outstanding as of September 8, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)

                                                                                 For the                   For the Two
                                                                              Quarter Ended              Quarters Ended


                                                                        JULY 29,      July 30,      JULY 29,      July 30,
                                                                          1999          1998          1999          1998
                                                                        ---------     ---------     ---------     ---------
                                                                        ----------(Thousands Except Per Share)-------------
SALES                                                                    $884,518      $786,795     $1,753,948    $1,539,594


COSTS AND EXPENSES:

     Cost of merchandise sold                                             651,769       575,689      1,292,684     1,126,524
     Operating and administrative                                         205,307       186,616        406,670       365,255
     Interest expense                                                         972           280          1,825           559
     Interest income                                                         (494)         (340)          (845)         (584)
                                                                        -----------    ---------     ----------     ----------


INCOME BEFORE TAXES ON INCOME                                              26,964        24,550         53,614        47,840


TAXES ON INCOME                                                            10,600         9,700         20,900        18,800
                                                                        ----------     ---------     ----------    ----------


NET INCOME                                                               $ 16,364      $ 14,850     $   32,714    $   29,040
                                                                        ==========     =========     ==========    ==========


NET INCOME PER COMMON SHARE:

     BASIC                                                               $    .42      $    .39      $     .84    $      .75

     DILUTED                                                             $    .42      $    .38      $     .84    $      .75

DIVIDENDS PER COMMON SHARE                                               $    .14      $    .14      $     .28    $      .28


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:

     BASIC                                                                 38,801        38,529         38,901        38,499

     DILUTED                                                               38,950        38,735         39,040        38,677


See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                   JULY 29,         July 30,         January 28,
                                                                     1999             1998              1999
                                                                  ----------       ----------        ----------
                                                                   ---------------(Thousands)-----------------
ASSETS

CURRENT ASSETS:

      Cash and equivalents                                      $    77,511         $   15,975        $    14,976
      Pharmacy and other receivables                                 69,048             60,093             68,072
      Merchandise inventories                                       358,520            338,846            382,248
      Deferred income taxes                                          22,391             24,706             25,388
      Other                                                           4,253              1,250              1,844
                                                                   ---------          ---------         ---------
            Total current assets                                    531,723            440,870            492,528
                                                                   ---------          ---------         ---------

PROPERTY:

      Land                                                           94,762             94,032             95,359
      Buildings and leasehold improvements                          405,105            378,528            392,967
      Equipment and fixtures                                        334,425            309,370            321,998
      Beverage licenses                                               7,570              7,513              7,569
                                                                   --------           ---------         ---------
            Total property--at cost                                 841,862            789,443            817,893

      Less accumulated depreciation                                 357,716            329,052            345,995
                                                                   ---------          ---------         ---------
            Property--net                                           484,146            460,391            471,898
                                                                   ---------          ---------         ---------
GOODWILL AND OTHER ASSETS                                            61,105             61,288             60,704
                                                                   ---------          ---------         ---------
                TOTAL                                           $ 1,076,974         $  962,549        $ 1,025,130
                                                                  =========           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                          $   190,005         $  167,929        $   184,989
      Short-term borrowings                                            --               12,000             10,000
      Employee compensation and benefits                             73,749             73,067             72,353
      Taxes payable                                                  27,383             30,115             43,700
      Current portion of long-term debt and guarantee
            of Profit Sharing Plan debt                               3,015              4,193              1,758
      Other                                                          29,140             26,965             26,183
                                                                   ---------          ---------         ---------
            Total current liabilities                               323,292            314,269            338,983
                                                                   ---------          ---------         ---------
LONG-TERM DEBT                                                       56,641             13,944             14,253

DEFERRED INCOME TAXES AND
OTHER LONG-TERM LIABILITIES                                          32,269             33,169             33,055
                                                                   ---------          ---------         ---------

STOCKHOLDERS' EQUITY:

      Common stock (39,296,000, 38,907,000,
            and 38,946,000 shares outstanding)                       19,649             19,453             19,473
      Additional capital                                            132,910            118,195            119,961
      Common stock contribution to Profit Sharing Plan                  --                 --               9,834
      Guarantee of Profit Sharing Plan debt                             --              (3,533)              (911)
      Retained earnings                                             512,213            467,052            490,482
                                                                   ---------          ---------         ---------
            Total stockholders' equity                              664,772            601,167            638,839
                                                                   ---------          ---------         ---------
                TOTAL                                           $ 1,076,974         $  962,549        $ 1,025,130
                                                                  =========          ==========         =========

See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                     For the Two Quarters Ended
                                                                                     JULY 29,          July 30,
                                                                                      1999              1998
                                                                                    --------------------------
                                                                                    --------(Thousands)-------
OPERATING ACTIVITIES:

      Net income                                                                  $    32,714        $     29,040
      Adjustments to reconcile net income to net cash
            provided by operating activities:
                Depreciation and amortization                                          26,513              24,239
                Deferred income taxes and other                                         2,211              (1,648)
                Restricted stock awards                                                 1,437               1,229
                Common stock contribution to benefit plan and
                  tax benefits credited to stockholders' equity                           838                 218
                Changes in assets and liabilities:
                      Pharmacy and other receivables                                     (976)              3,137
                      Merchandise inventories                                          23,728              31,005
                      Other current assets                                             (2,409)                857
                      Current liabilities                                              (6,946)            (22,642)
                                                                                     ----------        ----------

                            Net cash provided by operating activities             $    77,110        $     65,435
                                                                                     ==========        ==========

INVESTING ACTIVITIES:

      Payments for property additions and other assets                                (51,027)            (96,313)
      Receipts from property dispositions                                              11,865                 862
                                                                                     ----------        ----------

            Net cash used in investing activities                                     (39,162)            (95,451)
                                                                                     ----------        ----------

FINANCING ACTIVITIES:

      Dividend payments                                                               (10,987)            (10,883)
      Proceeds from borrowings, net                                                    34,554              12,000
      Payments on long-term debt                                                            -                (260)
      Sale (repurchase) of common stock to (from) Profit Sharing Plan                   1,020              (3,418)
                                                                                     ----------        ----------

            Net cash provided by (used in) financing activities                        24,587              (2,561)
                                                                                     ----------        ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                            62,535             (32,577)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            14,976              48,552
                                                                                     ----------        ----------

CASH AND EQUIVALENTS AT END OF PERIOD                                             $    77,511        $     15,975
                                                                                     ==========        ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

      Assumption of liabilities related to Pacific Northwest acquisition                    -        $     11,161



See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 28, 1999 and Two Quarters Ended July 29, 1999


                                                                             COMMON STOCK
                                                                             CONTRIBUTIONS  GUARANTEE
                                                 COMMON STOCK                  TO PROFIT    OF PROFIT                 TOTAL
                                               ----------------  ADDITIONAL     SHARING      SHARING      RETAINED  STOCKHOLDERS'
(Thousands)                                    SHARES    AMOUNT    CAPITAL       PLAN       PLAN DEBT     EARNINGS    EQUITY

---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1998                     38,629  $19,315    $110,466      $9,856       ($4,371)    $448,877    $584,143
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                  63,358      63,358

Dividends  ($.56 per share)                                                                                (21,783)    (21,783)

Profit Sharing Plan:

   Issuance of stock for FY98 contributions        309      154       9,902      (9,856)                                   200

   Stock portion of FY99 contribution                                             9,834                                  9,834

   Purchase of stock from plan                    (105)     (52)     (3,365)                                            (3,417)

   Reduction of plan debt                                                                       3,460                    3,460

Restricted stock awards, net                       113       56       2,597                                              2,653

Tax benefits related to stock awards                                    361                                                361

Tax benefits related to employee stock plans                                                                    30          30


---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JANUARY 28, 1999                    38,946  $19,473    $119,961      $9,834         ($911)    $490,482    $638,839
---------------------------------------------------------------------------------------------------------------------------------

UNAUDITED:

Net income                                                                                                  32,714      32,714

Dividends  ($.28 per share)                                                                                (10,987)    (10,987)

Profit Sharing Plan:

   Issuance of stock for FY99 contributions        268      135       9,699      (9,834)                                     0

   Sale of stock to plan                            30       15       1,005                                              1,020

   Reduction of plan debt                                                                         911                      911

Restricted stock awards, net                        52       26       1,411                                              1,437

Tax benefits related to stock awards                                    834                                                834

Tax benefits related to employee stock plans                                                                     4           4


---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JULY 29, 1999                       39,296  $19,649    $132,910          $0            $0     $512,213    $664,772
---------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 28, 1999, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The Condensed Consolidated Financial Statements for the periods ended July 29, 1999 and July 30, 1998 are unaudited. The Condensed Consolidated Balance Sheet at January 28, 1999, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 28, 1999.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3.      The financial statements have been prepared using the Last-In-First-Out
        (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $148.0 million at July 29, 1999, $144.3 million at July 30, 1998, and $146.6 million at January 28, 1999. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $65.0 million at prevailing interest rates which expires on August 31, 2002. There were no borrowings on the line of credit and $10.1 million restricted for letters of credit at July 29, 1999. The line of credit contains quarterly and annual financial covenants which require minimum tangible net worth and various financial ratios. The Company has complied with restrictions and limitations included in the provisions of the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Second quarter sales increased 12.4% to $884.5 million and year-to-date sales increased 13.9% to $1.75 billion. Pacific Northwest (PNW) stores incremental nine weeks of sales accounted for 3.0% of total sales growth.

Total same store sales posted a strong 8.7% growth for the second quarter with pharmacy same store sales increasing 14.3% and front-end same store sales increasing 5.4%.

Increases in the number of prescriptions filled and industry trend of increase in the average prescription price contributed to a 17.7% growth in pharmacy sales for the second quarter. Pharmacy represented 39.3% of total sales in the second quarter, up from 37.5% in the prior year. Third party as a percentage of pharmacy sales increased from 84.0% in the prior year quarter to 84.6% of sales for the second quarter of fiscal 2000.

Front-end sales growth of 9.2% for the second quarter was partly fueled by the PNW acquisition, which contributed 2.9% of front-end sales growth. Solid performance in core categories, specifically cosmetics, also contributed to solid front-end sales growth.

Year-to-date pharmacy sales were up 20.5% with front-end sales up 9.9%. Year-to-date same store pharmacy sales were up 16.0% and year-to-date same store front-end sales were up 4.6%.

GROSS MARGINS

Gross profit dollars (including LIFO) increased 10.3% to $232.8 million in the second quarter. Gross profit percent as a percent of sales decreased to 26.3% from 26.8% in the prior year. The decrease is primarily due to the continued decline in pharmacy margins and lower margins from the Pacific Northwest stores relative to chain averages. Due to lower margins in pharmacy, growth in pharmacy sales to 39.3% of total sales negatively impacts total gross margin as a percent of sales.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $500,000 for the second quarter compared to $600,000 in the prior year quarter. Year-to-date the LIFO provision was $900,000 compared to $5.2 million for the same period last year.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses (excluding net interest) as a percent of sales dropped 51 basis points, from 23.72% to 23.21% for the second quarter, benefiting from good leverage on sales increases and cost reduction efforts. Year-to-date operating and administrative expenses as a percent of sales dropped 53 basis points, from 23.72% to 23.19%.

Included in operating and administrative expenses are costs for the Year 2000
(Y2K) remediation effort. The effort is proceeding according to plan with $669,000 expensed during the second quarter and $2.1 million year-to-date. Y2K expenses planned for the remainder of the fiscal year will be approximately $346,000, bringing the total Y2K project expense to $9.2 million. The Company plans that systems will be fully remediated and tested by the end of the third quarter, including end-to-end testing with all of our vendor partners with whom we exchange information electronically.

INCOME BEFORE TAXES/NET INCOME

Strong sales and reduced operating expenses as a percent of sales resulted in a 9.8% increase in income before taxes for the second quarter. Income before taxes as a percent of sales were flat to prior year.

The Company's effective tax rate for the second quarter was 39.3% compared to 39.5% in the second quarter prior year. The decrease in the effective tax rate was due to the increased business in Washington and Nevada, states without income tax.

Net income grew 10.2% to $16.4 million for the second quarter. Diluted earnings per share increased 9.6% to $.42 per share compared to $.38 in the prior year.

Year-to-date net income increased 12.7% to $32.7 million. Year-to-date diluted earnings per share increased 11.6% to $0.84 per share compared to $0.75 per share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities for the two quarters increased $11.7 million compared to prior year primarily due to increased income and inventory increasing at a lesser rate than sales.

Cash used in investing activities for the two quarters decreased $56.3 million compared to the prior year primarily due to the acquisition of 20 stores in the Pacific Northwest last year.

The number of stores in operation increased by five from 373 to 378 since second quarter last year. The Company expects to open 19 stores in fiscal year 2000, ending the year with 387 stores, three of which will replace smaller pharmacies that were purchased when the Company committed to these new communities.

The Company opened four stores during the second quarter, two of which were replacement stores. The second quarter also reflects the closure of five additional stores, which were part of an exchange with Rite Aid. The Company acquired two stores as well as the pharmacy files of six other Rite Aid stores. In return, Rite Aid received three stores and the pharmacy files of two other Longs Drug stores. The five stores the Company disposed of were under-performing the Company's financial goals. The stores the Company received will strengthen markets in which we are already strong.

Capital expenditures for the year are expected to be between $80 and $85 million supporting the increase in new stores and continued investment in technology.

At quarter end, the Company had no borrowings outstanding on a $65 million unsecured revolving line of credit. Drawdowns on this line incur interest at a LIBOR-based rate.

Expenditures for capital projects, dividends, and stock repurchases are expected to continue to be funded from operations, cash reserves, and borrowings as deemed necessary.

YEAR 2000 COMPLIANCE

In 1996 the Company established a Year 2000 Project Team, headed by the Company's Chief Information Officer, to coordinate the Company's year 2000 efforts. The project team is staffed by the Company's

Management Information Services (MIS) personnel and outside consultants on an as-needed basis. The Chief Information Officer reports regularly on the status of year 2000 to the Company's senior officers, and to the Company's board of directors.

An assessment of the Company's MIS and non-MIS systems was completed to determine which mission- critical systems are at risk, and a plan was developed for replacing and remediating both operating systems and business applications to achieve year 2000 compliance. The implementation of the plan is underway and the applications and operating systems are being modified or replaced based on the level of priority. Management estimates all of the activities with respect to assessment, clean up, remediation, testing and implementation are about 80% complete for MIS and about 50% complete for non-MIS systems. The Company estimates that all critical and non-critical systems and applications will be year 2000 compliant by October 1999.

Vendor Certification is in progress. First priority testing is given to key vendors with direct connection switches into Point of Sale and Pharmacy, as well as all financial settlement vendors. All vendor certification testing is expected to be completed by October 1999. Although the Company is assessing the year 2000 status of outside parties, there is no assurance that outside parties will attain year 2000 compliance on a timely basis; if they do not, year 2000 problems may have a material impact on the Company's operations.

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

Contingency planning is in process to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000 related systems failure. Comprehensive contingency plans have been developed to mitigate risks.

At the request of the board of directors, an external consulting group conducted independent reviews of the Company's year 2000 efforts. Three year 2000 project assessments were conducted--the first in September 1998, the second in March 1999 and the third in July 1999. The results and recommendations were reviewed and addressed.

The Company expensed $669,000 for year 2000 efforts in the second quarter and $2.1 million year-to-date. The Company estimates it will incur an additional $346,000, bringing the total year 2000 project cost to $9.2 million, which includes the estimated costs of all modifications, testing and consulting fees.

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

                           PART II - OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


            (a) On May 18, 1999, the Annual Meeting of Shareholders of the Company was held in Walnut Creek, California.

            (b) The following directors were elected:


                                         Votes in Favor     Votes Withheld
                                        ----------------   ----------------

                   R. M. Brooks            36,310,572          867,291
                   W. L. Chenevich         36,293,690          884,173
                   W. G. Combs             36,315,175          862,688
                   D. L. Sorby, Ph.D.      36,309,090          868,773

                  There were no abstentions and no broker non-votes.

            (c) Other directors whose term of office as a director continued after the Annual Meeting:

                        E. E. Johnston                   G. H. Saito
                        R. M. Long                       H. R. Somerset
                        M. S. Metz                       T. R. Sweeney
                        R. A. Plomgren                   F. E. Trotter
                        S. D. Roath


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Reports on Form 8-K

                   There have been no reports on Form 8-K filed during the quarter ended July 29, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           LONGS DRUG STORES CORPORATION
                                       ----------------------------------------
                                                   (REGISTRANT)


Date   September 13, 1999                          /s/ G. L. White
     ------------------------          ----------------------------------------
                                       G. L. White
                                       Vice President, Controller
                                       (Principal Accounting Officer)





                                                  /s/ R. A. Plomgren
                                       ----------------------------------------
                                       R. A. Plomgren
                                       Senior Vice President, Development
                                       (Chief Financial Officer)