Form 10-Q
period 1999-10-28
LONGS DRUG STORES CORP
filed 1999-12-13
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended October 28, 1999


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

There were 39,346,281 shares of common stock outstanding as of December 1, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)


                                                        For the                                For the Three
                                                      Quarter Ended                            Quarters Ended

                                          OCTOBER 28,             October 29,           OCTOBER 28,           October 29,
                                             1999                    1998                  1999                  1998
                                          ----------              ----------            ----------            ----------
                                          --------------------------(Thousands Except Per Share)------------------------

SALES                                      $   866,851           $   808,285           $ 2,620,799           $ 2,347,879


COSTS AND EXPENSES:

     Cost of merchandise sold                  634,914               594,529             1,927,598             1,721,053
     Operating and administrative              211,094               195,215               617,764               560,470
     Interest expense                            1,057                   573                 2,882                 1,131
     Interest income                              (590)                  (16)               (1,435)                 (599)
                                           -----------           -----------           -----------           -----------

INCOME BEFORE TAXES ON INCOME                   20,376                17,984                73,990                65,824

TAXES ON INCOME                                  8,000                 7,000                28,900                25,800
                                           -----------           -----------           -----------           -----------

NET INCOME                                 $    12,376           $    10,984           $    45,090           $    40,024
                                           ===========           ===========           ===========           ===========

NET INCOME PER COMMON SHARE:

     BASIC                                 $       .32           $       .28           $      1.16           $      1.04

     DILUTED                               $       .32           $       .28           $      1.15           $      1.03

     DIVIDENDS                             $       .14           $       .14           $       .42           $       .42

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:

     BASIC                                      39,021                38,546                38,955                38,515

     DILUTED                                    39,119                38,728                39,079                38,692


See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    OCTOBER 28,         October 29,         January 28,
                                                       1999                1998                1999
                                                    ----------          ----------          ----------
                                                    -------------------(Thousands)--------------------
ASSETS

CURRENT ASSETS:

      Cash and equivalents                          $   29,269          $   18,479          $   14,976
      Pharmacy and other receivables                    84,302              64,063              68,072
      Merchandise inventories                          429,764             386,796             382,248
      Deferred income taxes                             21,135              25,895              25,388
      Other                                              8,392               1,831               1,844
                                                    ----------          ----------          ----------

            Total current assets                       572,862             497,064             492,528
                                                    ----------          ----------          ----------

PROPERTY:

      Land                                              97,207              93,897              95,359
      Buildings and leasehold improvements             416,442             387,475             392,967
      Equipment and fixtures                           360,564             316,730             321,998
      Beverage licenses                                  7,570               7,511               7,569
                                                    ----------          ----------          ----------

            Total property-at cost                     881,783             805,613             817,893

      Less accumulated depreciation                    364,662             337,996             345,995
                                                    ----------          ----------          ----------

            Property-net                               517,121             467,617             471,898
                                                    ----------          ----------          ----------

GOODWILL                                               130,530              42,679              44,209
OTHER ASSETS                                            15,458              16,840              16,495
                                                    ----------          ----------          ----------

                  TOTAL                             $1,235,971          $1,024,200          $1,025,130
                                                    ==========          ==========          ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                             $   234,278          $   197,854           $   184,989
      Short-term borrowings                                  -                    -                10,000
      Employee compensation and benefits                76,340               77,259                72,353
      Taxes payable                                     32,132               31,687                43,700
      Current portion of long-term debt and
            guarantee of Profit Sharing Plan debt        3,027                3,351                 1,758
      Other                                             33,671               27,207                26,183
                                                   -----------          -----------           -----------

            Total current liabilities                  379,448              337,358               338,983
                                                   -----------          -----------           -----------

LONG-TERM DEBT                                         151,422               13,682                14,253

DEFERRED INCOME TAXES AND
OTHER LONG-TERM LIABILITIES                             32,699               64,880                33,055
                                                   -----------          -----------           -----------

STOCKHOLDERS' EQUITY:

      Common stock (39,346,000, 38,947,000,
            and 38,946,000 shares outstanding)          19,673               19,474                19,473
      Additional capital                               133,642              118,887               119,961
      Common stock contribution to Profit
            Sharing Plan                                     -                    -                 9,834
      Guarantee of Profit Sharing Plan debt                  -               (2,677)                 (911)
      Retained earnings                                519,087              472,596               490,482
                                                   -----------          -----------           -----------

            Total stockholders' equity                 672,402              608,280               638,839
                                                   -----------          -----------           -----------

                  TOTAL                            $ 1,235,971          $ 1,024,200           $ 1,025,130
                                                   ===========          ===========           ===========


See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                    For the Three Quarters Ended
                                                                                    OCTOBER 28,       October 29,
                                                                                      1999              1998
                                                                                    -----------------------------
                                                                                    ---------(Thousands)---------

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

      Net income                                                                    $  45,090           $  40,024
      Adjustments to reconcile net income to net cash
            provided by operating activities:
                Depreciation and amortization                                          40,238              37,642
                Deferred income taxes and other                                         3,896              (3,126)
                Restricted stock awards                                                 2,193               1,941
                Common stock contribution to benefit plan and
                      tax benefits credited to stockholders' equity                       838                 225
                Changes in assets and liabilities:
                      Pharmacy and other receivables                                  (16,230)               (833)
                      Merchandise inventories                                         (28,545)            (16,945)
                      Other current assets                                             (6,548)                276
                      Current liabilities                                              35,563              13,316
                                                                                    ---------           ---------

                            Net cash provided by operating activities               $  76,495           $  72,520
                                                                                    =========           =========

INVESTING ACTIVITIES:

      Payments for property additions, store acquisitions and other assets           (193,920)           (115,872)
      Receipts from property dispositions                                              17,836               1,563
                                                                                    ---------           ---------

            Net cash used in investing activities                                    (176,084)           (114,309)
                                                                                    ---------           ---------

FINANCING ACTIVITIES:

      Dividend payments                                                               (16,489)            (16,330)
      Proceeds from borrowings, net                                                   129,351              31,463
      Sale (repurchase) of common stock to (from) the Profit Sharing Plan               1,020              (3,417)
                                                                                    ---------           ---------

            Net cash provided by financing activities                                 113,882              11,716
                                                                                    ---------           ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                            14,293             (30,073)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                            14,976              48,552

                                                                                    ---------           ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                               $  29,269           $  18,479
                                                                                    =========           =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

      Assumption of liabilities related to Pacific Northwest acquisition                    -           $  11,161

      Incurred current liabilities related to the 31-store acquisition              $  13,633                   -




See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 28, 1999 and Three Quarters Ended October 28, 1999

                                                                             COMMON STOCK
                                                                             CONTRIBUTIONS  GUARANTEE
                                                 COMMON STOCK                  TO PROFIT    OF PROFIT                  TOTAL
                                               ----------------  ADDITIONAL     SHARING      SHARING     RETAINED    STOCKHOLDERS'
                                               SHARES    AMOUNT    CAPITAL        PLAN      PLAN DEBT    EARNINGS       EQUITY
(Thousands)


BALANCE AT JANUARY 29, 1998                     38,629  $19,315    $110,466      $9,856       ($4,371)    $448,877    $584,143

Net income                                                                                                  63,358      63,358

Dividends  ($.56 per share)                                                                                (21,783)    (21,783)

Profit Sharing Plan:

   Issuance of stock for FY98 contributions        309      154       9,902      (9,856)                                   200

   Stock portion of FY99 contribution                                             9,834                                  9,834

   Purchase of stock from plan                    (105)     (52)     (3,365)                                            (3,417)

   Reduction of plan debt                                                                       3,460                    3,460

Restricted stock awards, net                       113       56       2,597                                              2,653

Tax benefits related to stock awards                                    361                                                361

Tax benefits related to employee stock plans                                                                    30          30


 BALANCE AT JANUARY 28, 1999                    38,946  $19,473    $119,961      $9,834         ($911)    $490,482    $638,839

UNAUDITED:

Net income                                                                                                  45,090      45,090

Dividends  ($.42 per share)                                                                                (16,489)    (16,489)

Profit Sharing Plan:

   Issuance of stock for FY99 contributions        268      135       9,699      (9,834)                                     0

   Sale of stock to plan                            30       15       1,005                                              1,020

   Reduction of plan debt                                                                         911                      911

Restricted stock awards, net                       102       50       2,143                                              2,193

Tax benefits related to stock awards                                    834                                                834

Tax benefits related to employee stock plans                                                                     4           4


 BALANCE AT OCTOBER 28, 1999                    39,346  $19,673    $133,642      $    0        $    0     $519,087    $672,402


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 28, 1999, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The Condensed Consolidated Financial Statements for the periods ended October 28, 1999 and October 29, 1998 are unaudited. The Condensed Consolidated Balance Sheet at January 28, 1999, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 28, 1999.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3.       The financial statements have been prepared using the Last-In-First-Out
         (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $149.3 million at October 28, 1999, $144.5 million at October 29, 1998, and $146.6 million at January 28, 1999. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. During third quarter fiscal 2000, the Company replaced its $65 million unsecured revolving line of credit with a $130 million unsecured line of credit at LIBOR-based rates which expires on October 14, 2004. Borrowings do not require repayment for 5 years. As of the end of third quarter fiscal 2000, there was $95 million outstanding under the line of credit with a weighted average interest rate of 6.35%. During fourth quarter fiscal 2000, the Company completed a long-term private placement financing of $70 million which was used to reduce the borrowings on the line of credit.
         These amounts are classified as long-term debt based on estimated repayments extending more than one year.

         The line of credit contains quarterly financial covenants which require maximum debt to capitalization and minimum fixed charge coverage ratios. The Company has complied with restrictions and limitations included in the provisions of the line of credit.

5. During the first quarter of fiscal 2000, the Company completed a private placement financing in which $45 million in senior notes were issued. The debt consisted of $15 million of 5.85% fully amortized notes due through 2006 and $30 million of 6.19% fully amortized notes due through 2014. Interest is paid every six months. The note agreements include various financial and non-financial covenants, including limitations on debt level. The Company has complied with restrictions and limitations included in the note agreements.

6. Subsequent to the end of the third quarter, the Company completed a private placement financing in which $70 million in senior notes were issued. The debt consists of $33 million of 7.71% interest only notes due at maturity in November 2004 and $37 million of 7.85% interest only notes due at maturity in November 2006. Interest will be paid every six months. The proceeds from these notes will be used to repay short-term borrowings and for general corporate purposes. The note agreements include various financial covenants, including maximum debt to capitalization and adjusted capitalization rates including rents. The Company has complied with restrictions and limitations included in the note agreements.

7. Subsequent to the end of the third quarter of fiscal 2000, the Board of Directors authorized a plan to repurchase up to two million shares of the Company's outstanding common stock. This authorization replaces a previous authorization that expired November 1999. There were no repurchases of common stock from the open market during fiscal year 1999 or through third quarter fiscal year 2000.

8. As of the end of the third quarter fiscal 2000, the Company acquired the first 27 Rite Aid stores, of which 19 were opened for business, 7 were in the conversion process and 1 was closed as planned. Results of operations for the acquired stores were not significant and are included with those of the company. When completed, the total purchase price of the acquisition will be approximately $149 million. The goodwill of $99 million associated with this transaction is being amortized over 25 years using the straight-line method.

9. As previously reported, the Company is a defendant in a purported class action lawsuit alleging that the Company improperly characterized certain employees as managers to avoid the obligation of paying them the overtime premium required for non-exempt employees. The Company has engaged in discussions with the counsel for the purported class representatives about the case and the possible terms on which it could be resolved. It is not clear, as a result of these discussions, that the case can be resolved short of litigating the substantive and procedural matters of the case, which process could extend over many months and years. Nonetheless, if the case were to be resolved short of completing such litigation, this resolution could occur at virtually any time and the Company could incur a charge in the quarter in which the resolution occurs. In addition, the Company may be required to utilize cash to fund any such resolution. The Company is not able at this time to predict the outcome of completed litigation of this matter and does intend to vigorously defend itself in this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

31-STORE ACQUISITION

In September 1999, the Company reached an agreement with the Rite Aid Corporation to purchase up to 38 stores located in California. Thirty-two stores were acquired by the first week of November 1999 and 1 closed as planned, resulting in a net acquisition of 31 stores. The acquisition of the remaining 6 stores is pending Rite Aid Corporation's ability to resolve outstanding lease assignments.

As of the end of third quarter fiscal 2000, 19 stores were fully opened for business and 7 stores were in the conversion process. The acquisition of the remaining 5 stores took place in the first week of the fourth quarter, netting the total acquisition to 31 new stores. During the three-day conversion process, stores were temporarily closed with the exception of the pharmacies to allow for the installation of the Company's point-of-sale and pharmacy technology systems, new checkstands, and cleaning and painting, along with remerchandising to the Company's standards. Up to 3 stores per day opened beginning on October 17, 1999, and all stores were fully opened by November 2, 1999.

The total purchase price of the Rite Aid acquisition will be approximately $149 million. The goodwill of $99 million associated with this transaction is being amortized over 25 years using the straight-line method.

SALES

Third quarter sales increased 7.3% to $866.9 million and year-to-date sales increased 11.6% to $2.6 billion. Front-end and total sales growth were slightly below recent trends due to two factors-the comparison to very strong 60th anniversary promotional activity in the same quarter of the prior year and fewer net new stores when compared to prior periods. Excluding the former Rite Aid stores, the number of new stores increased for the year by 8, with 22 new stores and 14 store closures. The contribution to sales from the "31-store" acquisition was minimal, as only 19 of these stores were operating as a Longs store by quarter end and were acquired in the last two weeks of the third quarter.

Pharmacy sales increased 14.5% for the quarter and 18.4% year-to-date, led by increases in the average retail price of a prescription and increases in script volume. Pharmacy represented 40.2% of total sales in the third quarter and 39.8% for the year, up just over two percentage points from the prior year quarter and fiscal year. The percentage of pharmacy sales sold through a third party plan increased to 85.9% for the quarter and 84.6% for the year, compared to 84.1% of sales for both the prior year quarter and fiscal year. Same store sales increases for pharmacy were 13.7% in the third quarter and 15.2% year-to-date.

Total same store sales increased 6.0% for the third quarter and 7.9% year-to-date, reflecting strong same store increases in pharmacy and modest increases in front-end same store sales. Front-end sales increased 2.9% for the quarter and 7.5% year-to-date. Sales growth for the quarter was off slightly from trend due to cycling significant promotional sales relating to Longs' 60th Anniversary celebration in the third quarter last year. Also, sales from the Pacific Northwest stores acquired in July 1998 represented significant incremental sales growth until the acquisition `cycled' with the beginning of the third quarter fiscal 2000. Offsetting this impact was strong sales growth for the third quarter in core categories of cosmetics, over-the-counter medications and photo processing. Same store sales increases in front-end sales were 1.4% in the third quarter and 3.5% year-to-date.

GROSS MARGINS

Gross margin as a percent of sales (including LIFO) increased to 26.76% from 26.45% in the prior year quarter. Strong front-end margins continue to offset declining pharmacy percentage margins. Increases in front-end margin in the third quarter were a result of increasing sales in higher margin core categories and heavy 60th anniversary promotional sales with lower margins in the prior year. Also, margin increases in the Pacific Northwest stores that were acquired in July 1998 were the result of increases in sales of higher margin categories introduced to these stores in the current year. Pharmacy margins as a percent of sales continued to decline due to the average retail price of a prescription growing at a greater rate than the gross margin dollars on a per script basis. Also, increases in sales reimbursed through lower margin third party plans now represent 85.9% of total pharmacy sales versus 84.1% in the same quarter prior year. The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $1.8 million for the third quarter compared to $200 thousand in the prior year. The year-to-date LIFO provision was $2.7 million compared to $5.4 million for the same period last year.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating expenses (excluding net interest) were 24.35% of sales for the third quarter compared to 24.15% of sales in the same quarter prior year. Year-to-date operating expenses were 23.57% of sales versus 23.87% of sales prior year. This year-to-date decrease of 30 basis points is in line with the company goal to decrease operating expenses 20 basis points year over year.

Third quarter operating expenses as a percentage of sales increased 19 basis points. Expenses as a percentage of sales would have been more in line with the prior quarters, however, were offset by the conversion costs associated with the 31-store acquisition that occurred late in the third and early fourth quarters. With the bulk of this work being done very late in the quarter and only a minimal sales contribution from these stores, the incremental expenses negatively impacted expenses as a percentage of sales for the third quarter and year-to-date.

Included in operating and administrative expenses are costs for the Year 2000
(Y2K) remediation effort. This effort is winding up with $443 thousand expensed in the third quarter compared to $1.3 million in the same quarter prior year. Y2K expenses planned for the remainder of the fiscal year will be approximately $180 thousand, bringing the total to date Y2K project expenditures to $9.5 million.

INCOME BEFORE TAXES/NET INCOME

The Company's effective tax rate for the third quarter was 39.3% compared to 38.9% in the same quarter prior year. The increase in the effective tax rate reflected loss of the tax deduction for the dividends used to pay down ESOP debt.

Net income grew 12.7% to $12.4 million for the third quarter. Diluted earnings per share increased 11.5% to $0.32 per share compared to $0.28 in the same quarter prior year. Net income as a percent of sales remained consistent with the prior year quarter at 1.4%.

Year-to-date net income increased 12.7% to $45.1 million. Year-to-date diluted earnings per share increased 11.5% to $1.15 per share compared to $1.03 in the same quarter prior year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities for the three quarters increased $4.0 million compared to prior year due to improvements in operating results.

Cash used in investing activities for the three quarters increased $61.8 million compared to the prior year due to completion of several capital projects. The first 27 stores of the 31-store acquisition from Rite Aid was completed during the quarter. Investment in new stores is planned next year, including costs for 6 stores opening in fourth quarter fiscal 2000 and 24 stores opening in fiscal 2001. The installation of mailing centers in 70 stores compared with 12 in the prior year brings the total number of mailing centers to 82 with 70 more planned for next year. One-hour mini-lab photo processing capability in stores and the fixture remodels to facilitate the remerchandising of 20 Pacific Northwest stores were other capital projects for third quarter.

The Company opened 27 stores during the third quarter, including 19 former Rite Aid stores and 2 replacement stores. This increased the number of stores in operation from 375 to 402 since third quarter last year. In addition to completing the acquisition of the remaining Rite Aid stores, current plans are to open 6 more stores in the fourth quarter and the Company expects to end the year with 414 stores.

Capital expenditures for fiscal year 2000 and other projects are expected to total $240 million, including the 31-store acquisition, continued investment in technology and 19 new stores. Estimated capital expenditures for next fiscal year will be approximately $100 million, including new stores, technology investment and other projects.

Expenditures for capital projects, dividends, and stock repurchases are expected to continue to be funded from operations, cash reserves, and additional short-term borrowings as deemed necessary.

The company completed a $130 million five-year revolving syndicated credit agreement that was used for the 31-store acquisition and other short-term cash needs. It replaced a $65 million revolving facility. Bank of America, as agent, is in the process of syndicating this revolving line and will involve several other banks with the same terms and conditions. At quarter end, there was $95.0 million outstanding on the $130.0 million five-year unsecured revolving line of credit. Draw-downs on this line incur interest at a LIBOR-based rate.

In November 1999, a private placement of $70 million Senior Notes, under Longs' master note purchase agreement, was completed. The proceeds were used to reduce outstanding amounts under a short-term bridge line of credit. These notes have terms from three to five years and interest rates from 7.10% to 7.85%.

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

An assessment of the Company's MIS and non-MIS systems was completed to determine which mission-critical systems are at risk, and a plan was developed for replacing and remediating both operating systems and business applications to achieve year 2000 compliance. The implementation of the plan is complete and the applications and operating systems have been modified or replaced. All activities with respect to assessment, clean up, remediation, testing and implementation are 100% complete for MIS and non-MIS systems. All critical and non-critical systems and applications are year 2000 compliant.

Vendor certification was completed in October with key vendors with direct connection switches into Point of Sale and Pharmacy, as well as all financial settlement vendors. Although the Company is assessing the year 2000 status of outside parties, there is no assurance that outside parties will attain year 2000 compliance on a timely basis; if they do not, year 2000 problems may have a material impact on the Company's operations.

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

Contingency planning is complete and business disruption and recovery plans are in place to mitigate risk and to ensure that the Company's core business operations are able to continue in the event of a year 2000 related systems failure.

At the request of the board of directors, an external consulting group conducts independent reviews of the Company's year 2000 efforts. Three year 2000 project assessments were conducted-the first in September 1998, the second in March 1999 and the third in July 1999. The results and recommendations were reviewed and addressed.

The Company expensed $443,000 for year 2000 efforts in the third quarter and $2.5 million year-to-date. The Company estimates it will incur an additional $180,000, bringing the total year 2000 project cost to $9.5 million, which includes the estimated costs of all modifications, testing and consulting fees.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Reports on Form 8-K

                  There have been no reports on Form 8-K filed during the quarter ended October 28, 1999.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       LONGS DRUG STORES CORPORATION
                                  ----------------------------------------
                                          (REGISTRANT)


Date     December 13, 1999           /s/   G. L. White
       ---------------------      ----------------------------------------
                                     G. L. White
                                     Vice President, Controller



                                     /s/   R. A. Plomgren
                                  ----------------------------------------
                                     R. A. Plomgren
                                     Senior Vice President, Development
                                     and Chief Financial Officer and Director