Form 10-K405
period 2000-01-27
LONGS DRUG STORES CORP
filed 2000-04-13
CIK 764762

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

================================================================================

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended January 27, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                          LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            Maryland                                                            68-0048627
------------------------------------------------------------------                      ----------------------------
                 (STATE OR OTHER JURISDICTION OF                                             (I.R.S. EMPLOYER
                 INCORPORATION OR ORGANIZATION)                                             IDENTIFICATION NO.)

                      141 North Civic Drive
                    Walnut Creek, California                                                       94596
------------------------------------------------------------------                      ----------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                            (ZIP CODE)


Registrant's telephone number, including area code:  (925) 937-1170

Securities registered pursuant to Section 12(g) of the Act:  None

================================================================================

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


                           (Cover page 1 of 2 pages)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on April 4, 2000, was approximately $907,870,619.

There were 39,259,270 shares of common stock outstanding as of April 4, 2000.



                       DOCUMENTS INCORPORATED BY REFERENCE

The Longs Drug Stores Corporation Annual Report to Shareholders for the year ended January 27, 2000, (hereinafter referred to as the Annual Report), has been incorporated by reference into:

                          Part I       -     Items 1 and 3
                          Part II      -     Items 5, 6, 7, and 8
                          Part IV      -     Item 14(a)(1)

The definitive proxy statement dated April 14, 2000, as filed with the Commission on April 13, 2000, involving the election of directors, has been incorporated by reference into Part III, Items 10, 11, 12, and 13.


                           (Cover page 2 of 2 pages)

                                     PART I

ITEM 1.           BUSINESS

Longs Drug Stores, founded in 1938 in Oakland, California, is the sixth largest drug store chain in North America, ending the year with 416 stores in California, Colorado, Hawaii, Nevada, Washington and Oregon.

Pharmacy is the cornerstone of Longs' business, accounting for about 39% of sales, with script volume per day per store among the leaders in the industry. Complementing the pharmacy business are the core categories of over-the-counter medications, health care products, photo and photo processing, cosmetics, and greeting cards. The Company's decentralized philosophy allows store managers to enhance the product mix of their store based on customer preference in the communities they serve. Longs sells nationally advertised name-brand merchandise along with private label merchandise that provides extra value to customers.

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

The remainder of the information required by this item is contained in the Annual Report under the headings "Management's Discussion and Analysis" (PAGES 7-10), "Significant Accounting Policies" and "Employee Compensation and Benefits" (PAGES 15-17)).

ITEM 2.       PROPERTIES

As of January 27, 2000, Longs operates 416 stores; 338 in California, 32 in Hawaii, 14 in Nevada, 11 in Colorado, 19 in Washington, and 2 in Oregon. Our stores vary in size, with the majority ranging from 15,000 to 30,000 square feet, approximately 70% of which is devoted to selling space. The average size of the stores opened this past fiscal year is 29,000 square feet. The 2 corporate offices, 2 warehouses, and 132 of our stores are Company-owned buildings on Company-owned land; 50 stores are Company-owned buildings on leased land; and 234 are totally leased. The Company's properties are consistently maintained, updated and are in good condition.

ITEM 3.       LEGAL PROCEEDINGS

As described in the Annual Report under the heading "Legal Matters" (PAGE 19), a purported class action has been filed against Longs on behalf of certain management-level employees: department managers, senior department managers, assistant managers, and second assistant managers. The lawsuit was filed in the United States District Court for the Northern District of California on March 10, 1999. Plaintiffs allege that Longs violated the Federal Labor Standards Act ("FLSA") and state law (of California, Colorado, Nevada, Hawaii, Oregon, and Washington) by classifying these employees as exempt and failing to pay them the overtime premium required for non-exempt employees at one and one-half times their regular rate. The lawsuit also claims that Longs violated ERISA by failing to maintain adequate records, and that the alleged failure to pay overtime and keep adequate records constitutes an unfair business practice, in violation of
Section 17200 of the California Business and Professions Code. Plaintiffs seek damages and penalties in unspecified amounts, injunctive and declaratory relief, and costs of litigation, including attorney fees. The Company will defend itself vigorously. At this time it is not known what financial impact this action may have on the Company's financial results.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter period covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are now executive officers of the Company and the Board of Directors intends to reelect them to their current offices.

                                                                                                         POSITION
                                                                                                           HELD
         NAME                AGE                PRIMARY EXECUTIVE POSITION WITH REGISTRANT              SINCE(1)(2)
-----------------------   ----------  ---------------------------------------------------------------  --------------

R. M. Long                   61       Chairman of the Board (3)                                            1991

S. D. Roath                  58       President                                                            1991
                                      and Chief Executive Officer (3)                                      2000

B. M. Brandon                61       Senior Vice President and Regional Manager                           1988

M. A. Bennett                49       Senior Vice President - Marketing                                    2000

T. D. Burnside               51       Senior Vice President - Marketing                                    1998
                                      and Business Development                                             2000

J. L. Famini                 51       Senior Vice President and Regional Manager                           2000

D. J. Fong                   51       Senior Vice President - Pharmacy                                     1995

O. D. Jones                  61       Senior Vice President - Properties                                   1987
                                      and Secretary                                                        1976

B. E. Kilcourse              48       Senior Vice President and Chief Information Officer                  1997

R. E. Lovelady               53       Senior Vice President                                                1997
                                      and Regional Manager                                                 1999

G. H. Saito                  55       Senior Vice President and Hawaii District Manager (3)                1995

D. R. Wilson                 58       Senior Vice President - Pharmacy                                     1988
                                      and Business Development                                             2000

G. L. White                  59       Vice President, Controller, and Assistant Secretary                  1988

C. E. Selland                43       Vice President, Treasurer, and Assistant Secretary                   1994

----------------------------------------------------------------------------------------------------------------

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

                                     PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The principal market on which the Company's common stock is traded is the New York Stock Exchange under the symbol "LDG." The number of shareholders as of April 6, 2000, was 16,376. The additional information required by this item is contained in the Annual Report under the headings "Statements of Consolidated Stockholders' Equity" (PAGE 14), "Stockholders' Equity" (PAGE 18), and "Quarterly Financial Data (Unaudited)" (PAGE 19). Such information is hereby incorporated by reference and filed herewith.

ITEM 6.       SELECTED FINANCIAL DATA

Information required by this item is contained in the Annual Report under the heading "Five Year Selected Financial Data" (PAGE 20). Such information is hereby incorporated by reference and filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is contained in the Annual Report under the heading "Management's Discussion and Analysis" (PAGES 7-10). Such information is hereby incorporated by reference and filed herewith.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Information required by this item is contained in the Annual Report under the heading "Management's Discussion and Analysis" (PAGE 10). Such information is hereby required by reference and filed herewith.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is contained in the Annual Report (PAGES 11-20). Such information is hereby incorporated by reference and filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item with respect to directors is contained in a definitive proxy statement dated April 14, 2000, as filed with the Securities and Exchange Commission on April 13, 2000. Such information is hereby incorporated by reference. Certain information relating to executive officers of the Company is reported in Part I, Item 4 (PAGE 2) of this report, entitled "Executive Officers of the Registrant."

Information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth in the definitive proxy statement dated April 14, 2000, as filed with the Commission on April 13, 2000, and is hereby incorporated by reference.

Items 11, 12, and 13 are omitted since the Company filed on April 13, 2000, with the Securities and Exchange Commission a definitive proxy statement dated April 14, 2000, involving the election of directors, for the Annual Meeting on May 16, 2000. Such information is hereby incorporated by reference.

                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                8-K

(a)(1)          FINANCIAL STATEMENTS
                ----------------------------------------------------------------

                The following financial statements and independent auditors' report appearing in the Annual Report on pages 11 through 20 are incorporated herein by reference: Independent Auditors' Report.

                              Statements of Consolidated Income for the fiscal years ended January 27, 2000, January 28, 1999, and January 29, 1998.

                              Consolidated Balance Sheets as of January 27, 2000, and January 28, 1999.

                              Statements of Consolidated Cash Flows for the fiscal years ended January 27, 2000, January 28, 1999, and January 29, 1998.

                              Statements of Consolidated Stockholders' Equity for the fiscal years ended January 27, 2000, January 28, 1999, and January 29, 1998.

                              Notes to Consolidated Financial Statements.


(a)(2)          Not applicable.


(a)(3)          EXHIBITS
                ----------------------------------------------------------------

                Exhibit                                                                                        Page
                No.                                                                                           Number
                -------                                                                                       ------

                3.      Articles of Incorporation and By-Laws

                         a.    Restated  Articles of  Incorporation,  amended June 3, 1997, as  incorporated herein by reference,  as previously filed with the Commission on September 12,
                               1997, as Exhibit 1 to Form 10-Q.

                         b.    By-Laws of Longs Drug  Stores  Corporation,  amended  February  25,  1997,  is incorporated  herein by reference as previously  filed with the  Commission on
                               April 17, 1997, as Exhibit 1 to Form 10-K.

                10.     Material Contracts





                Exhibit                                                                                        Page
                No.:                                                                                          Number
                -------                                                                                       ------
                         a.    The  1995  Long-Term  Incentive  Plan of  Longs  Drug  Stores  Corporation  is
                               incorporated  herein by reference as previously  filed with the  Commission on
                               August 5, 1994, on Form S-8, Registration No. 033-54959.

                         b.    The  Longs  Drug  Stores  Corporation  Deferred  Compensation  Plan of 1995 is
                               incorporated  herein by reference as previously  filed with the  Commission on
                               June 6, 1995, on Form S-8, Registration No. 033-60005.

                         c.    Renewal of the Agreements for Termination Benefits dated August 22, 1996, are incorporated herein by reference as Exhibit 1, as executed by the Chairman,
                               CEO, and President; Exhibit 2, as executed by the Senior Vice Presidents,
                               District Managers, and Treasurer; Exhibit 3, as executed by Select Key
                               Executives and Store Managers as previously filed with the Commission on
                               December 6, 1996.

                         d.    Shareholder  Rights  Agreement of Longs Drug Stores  Corporation  dated August
                               20, 1996, is  incorporated  herein by reference as  previously  filed with the
                               Commission on September 16, 1996, as Exhibit 1 to Form 8-K.

                         e.    Credit  Agreement  dated October 14, 1999, is  incorporated  herein as Exhibit
                               10e to Form 10-K.

                13.     Annual Report..............................................................(Enclosed)

                21.     Subsidiary  of the  Registrant  - Longs Drug Stores  California,  Inc.,  a California
                        Corporation

                23.     Independent Auditors' Consent..............................................................8

                27.     Financial Data Schedule.

(b)             REPORTS ON FORM 8-K

                There have been no reports on Form 8-K filed during the quarter ended January 27, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               LONGS DRUG STORES CORPORATION
                                        --------------------------------------
                                                      (REGISTRANT)

Date     April 14, 2000                   /s/    G. L. White
       --------------------------       --------------------------------------
                                         (G. L. White)
                                         Vice President - Controller
                                         (PRINCIPAL ACCOUNTING OFFICER)


Date     April 14, 2000                   /s/    C. E. Selland
       --------------------------       --------------------------------------
                                        (C. E. Selland)
                                        Vice President and Treasurer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Date                      Signature
       ------                    -----------

   April 14, 2000          By    /s/    R. M. Long
--------------------          -----------------------------------------------
                                (R. M. Long)
                                Chairman of the Board and Director

   April 14, 2000          By   /s/     S. D. Roath
--------------------          -----------------------------------------------
                               (S. D. Roath)
                               President, Chief Executive Officer and Director

        Date                      Signature
       ------                    -----------
   April 14, 2000          By      /s/      R. M. Brooks
-----------------------       ----------------------------------------------
                                  (R. M. Brooks)
                                  Director

   April 14, 2000          By      /s/      W. L. Chenevich
-----------------------       ----------------------------------------------
                                  (W. L. Chenevich)
                                  Director

   April 14, 2000          By      /s/      W. G. Combs
-----------------------       ----------------------------------------------
                                  (W. G. Combs)
                                  Retired Vice President and Director

   April 14, 2000          By      /s/      M. S. Metz
-----------------------       ----------------------------------------------
                                  (M. S. Metz, Ph.D)
                                  Director

   April 14, 2000          By      /s/      R. A. Plomgren
-----------------------       ----------------------------------------------
                                  (R. A. Plomgren)
                                  Retired Senior Vice President and Director

   April 14, 2000          By      /s/      G. H. Saito
-----------------------       ----------------------------------------------
                                  (G. H. Saito)
                                  Director

   April 14, 2000          By      /s/      H. R. Somerset
-----------------------       ----------------------------------------------
                                  (H. R. Somerset)
                                  Director

   April 14, 2000          By      /s/      D. L. Sorby
-----------------------       ----------------------------------------------
                                  (D. L. Sorby, Ph.D.)
                                  Director

   April 14, 2000          By      /s/      T. R. Sweeney
-----------------------       ----------------------------------------------
                                  (T. R. Sweeney)
                                  Director

   April 14, 2000          By      /s/      F. E. Trotter
-----------------------       ----------------------------------------------
                                  (F. E. Trotter)
                                  Director

   April 14, 2000          By      /s/      A. G. Wagner
-----------------------       ----------------------------------------------
                                  (A. G. Wagner)
                                  Director