Form 10-Q
period 2000-04-27
LONGS DRUG STORES CORP
filed 2000-06-09
CIK 764762

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                      FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended April 27, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period from . . . . . . . .  to  . . . . . . . .


Commission file number 1-8978


                             LONGS DRUG STORES CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  Maryland                                     68-0048627
     -------------------------------------                  ----------------
       (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


             141 North Civic Drive
            Walnut Creek, California                             94596
     -------------------------------------                  ---------------
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

                                   Yes   X       No
                                        ---          ---
There were 37,776,521 shares of common stock outstanding as of May 25, 2000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)              For the Quarters Ended

                                                                 APRIL 27,            April 29,
                                                                  2000                  1999
                                                               ------------          ------------
                                                               ---(Thousands Except Per Share)--

SALES                                                            $ 955,731              $ 869,430

COSTS AND EXPENSES:

      Cost of merchandise sold                                     709,337                640,915
      Operating and administrative                                 223,055                201,363
      Interest expense                                               3,575                    853
      Interest income                                                 (202)                  (351)
                                                               ------------           ------------

INCOME BEFORE TAXES ON INCOME                                       19,966                 26,650

TAXES ON INCOME                                                      8,000                 10,300
                                                               ------------           ------------

NET INCOME                                                       $  11,966              $  16,350
                                                               ============           ============

NET INCOME PER COMMON SHARE:

      BASIC                                                      $     .31              $     .42

      DILUTED                                                    $     .31              $     .42

      DIVIDENDS                                                  $     .14              $     .14


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:

      BASIC                                                         39,123                 38,797

      DILUTED                                                       39,184                 38,926


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                              April 27,              April 29,               January 27,
                                                2000                   1999                     2000
                                            -------------           ------------            -------------
ASSETS                                      -------------(Thousands Except Share Information)------------

                                             ---------(Unaudited)---------

CURRENT ASSETS:

      Cash and equivalents                  $   40,739            $   58,127                 $  16,404
      Pharmacy and other receivables            88,157                75,901                    94,417
      Merchandise inventories                  429,746               371,298                   433,082
      Deferred income taxes                     26,453                23,167                    24,695
      Other                                      8,195                 2,134                    13,577
                                            ----------            ----------                 ----------

            Total current assets               593,290               530,627                   582,175
                                            ----------            ----------                 ----------

PROPERTY:

      Land                                     105,930                95,893                   105,688
      Buildings and leasehold improvements     435,174               397,263                   428,822
      Equipment and fixtures                   377,699               328,661                   361,313
      Beverage licenses                          8,010                 7,576                     7,985
                                            ----------            ----------                 ----------

            Total property at cost             926,813               829,393                   903,808

      Less accumulated depreciation            384,091               353,077                   374,798
                                            ----------            ----------                 ----------

            Property, net                      542,722               476,316                   529,010

GOODWILL, NET                                  138,416                39,730                   136,665

OTHER ASSETS                                    21,522                21,155                    22,473
                                            ----------            ----------                 ----------

            TOTAL                           $1,295,950            $1,067,828                 $1,270,323
                                            ==========            ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                         $  225,913            $  183,384                 $  187,835
   Employee compensation and benefits           74,863                71,561                     74,648
   Taxes payable                                44,196                40,607                     53,026
   Current portion of long-term debt
      and guarantee of Profit Sharing
      Plan debt                                  3,058                 3,910                      3,042
   Other                                        32,890                28,473                     33,344
                                            ----------            ----------                 ----------
            Total current liabilities          380,920               327,935                    351,895
                                            ----------            ----------                 ----------

LONG-TERM DEBT                                 188,793                56,921                    181,180

DEFERRED INCOME TAXES AND OTHER
      LONG-TERM LIABILITIES                     33,542                31,752                     34,554
                                            ----------            ----------                 ----------

STOCKHOLDERS' EQUITY:

   Common stock (39,226,000, 39,265,000,
      and 39,385,000 shares outstanding)        19,613                19,633                     19,692
   Additional capital                          141,675               131,152                    135,358
   Common stock contribution to Profit
      Sharing Plan                                   -                     -                     10,181
   Guarantee of Profit Sharing Plan debt             -                  (911)                         -
   Retained earnings                           531,407               501,346                    537,463
                                            ----------            ----------                 ----------

            Total stockholders' equity         692,695               651,220                    702,694
                                            ----------            ----------                 ----------

                  TOTAL                     $1,295,950            $1,067,828                 $1,270,323
                                            ==========            ==========                 ==========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)



                                                                      For the Quarters Ended
                                                                      April 27,      April 29,
                                                                        2000           1999
                                                                    -----------------------------
                                                                    ---------(Thousands)---------

OPERATING ACTIVITIES:

      Net income                                                     $  11,966          $  16,350
      Adjustments to reconcile net income to net cash
            provided by operating activities:
                  Depreciation and amortization                         16,435             13,238
                  Deferred income taxes and other                       (2,770)               918
                  Restricted stock awards                                  783                683
                  Tax benefits credited to stockholders' equity             61                  4
                  Changes in assets and liabilities:
                        Pharmacy and other receivables                   6,260             (7,829)
                        Merchandise inventories                          4,251             10,950
                        Other current assets                             5,382               (290)
                        Current liabilities                             29,012             (2,367)
                                                                     ---------          ---------

                         Net cash provided by operating activities   $  71,380          $  31,657
                                                                     =========          =========


INVESTING ACTIVITIES:

      Payments for property additions and other assets                 (34,320)           (20,045)
      Receipts from property dispositions                                1,251              2,209
                                                                     ---------          ---------

            Net cash used in investing activities                      (33,069)           (17,836)
                                                                     ---------          ---------

FINANCING ACTIVITIES:

      Proceeds from borrowings, net                                      8,833             34,820
      Repurchase of common stock                                       (15,174)                 -
      Sale of stock to Profit Sharing Plan                               1,053                  -
      Repurchase of stock from Profit Sharing Plan                      (3,120)                 -
      Dividend payments                                                 (5,568)            (5,490)
                                                                     ---------          ---------

            Net cash provided by (used in) financing activities        (13,976)            29,330
                                                                     ---------          ---------

INCREASE IN CASH AND EQUIVALENTS                                        24,335             43,151

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             16,404             14,976
                                                                     ---------          ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                $  40,739          $  58,127
                                                                     =========          =========




SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 27, 2000 and Quarter Ended April 27, 2000

                                                                                      GUARANTEE
                                     COMMON STOCK                 PROFIT SHARING      OF PROFIT                         TOTAL
                                 ------------------   ADDITIONAL      PLAN             SHARING        RETAINED      STOCKHOLDERS'
(Thousands)                      SHARES      AMOUNT     CAPITAL   CONTRIBUTIONS       PLAN DEBT       EARNINGS         EQUITY

BALANCE AT JANUARY 28, 1999      38,946      $19,473   $119,961    $  9,834            $(911)          $490,482       $638,839

Net income                                                                                               68,974         68,974

Dividends  ($.56 per share)                                                                             (21,997)       (21,997)

Profit Sharing Plan:

   Issuance of stock                269          134      9,700      (9,834)                                                 0
   for FY99 contribution

   Stock portion of                                                  10,181                                             10,181
   FY00 contribution

   Sale of stock to plan             70           35      1,981                                                          2,016


   Reduction of plan debt                                                                911                               911

Restricted stock awards, net        100           50      2,882                                                          2,932


Tax benefits related                                        834                                                            834
to stock awards

Tax benefits related to
employee stock plans                                                                                          4              4



 BALANCE AT JANUARY 27, 2000     39,385       19,692    135,358      10,181               0             537,463        702,694

UNAUDITED:                                                                                               11,966         11,966

Net income

Dividends ($.14 per share)                                                                               (5,568)        (5,568)

Profit Sharing Plan:

   Issuance of stock
   for FY00 contribution            550          275      9,906     (10,181)                                                 0

   Sale of stock to plan             46           23      1,030                                                          1,053

   Purchase of stock
   from plan                       (165)         (82)    (3,038)                                                        (3,120)

Restricted stock awards, net        166           83        700                                                            783

Tax benefits related
to stock awards                                              61                                                             61

Repurchase of common stock         (756)        (378)    (2,342)                                        (12,454)       (15,174)

 BALANCE AT APRIL 27, 2000       39,226      $19,613   $141,675    $      0            $  0            $531,407       $692,695



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 27, 2000, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The Condensed Consolidated Financial Statements for the periods ended April 27, 2000, and April 29, 1999, are unaudited. The Condensed Consolidated Balance Sheet at January 27, 2000, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 27, 2000.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3.     The financial statements have been prepared using the Last In First Out
       (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $154.8 million at April 27, 2000, $147.0 million at April 29, 1999, and $151.0 million at
       January 27, 2000. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $130.0 million which expires on October 14, 2004, and accrues interest at LIBOR based rates. Borrowings do not require repayment for five years. As of the end of first quarter fiscal 2000, there was $65.0 million outstanding under the line of credit with a weighted average interest rate of 6.78%. The amount outstanding has been included in long-term debt, as the Company does not intend to pay down the line of credit over the next twelve-month period. The line of credit contains various financial covenants which require maximum debt to capitalization and minimum fixed charge coverage ratios. The Company has complied with restrictions and limitations included in the note agreement.

5. During the first quarter of fiscal 2001, the Company repurchased 756,000 shares of common stock from the open market at market values totaling $15.2 million and 165,000 shares of common stock from the Profit Sharing Plan at market values totaling $3.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

First quarter fiscal 2001 sales increased 9.9% to $955.7 million compared to $869.4 million last year. Incremental sales from the 32-store acquisition (one additional store was acquired during the quarter) contributed 7.0% of total sales growth. A pharmacy system issue in which cost increases were not reflected in our sales price impacted sales by $1.6 million. This issue has been resolved and will not effect future quarters. Total same-store sales increased 2.5% for the first quarter reflecting the negative impact of the pharmacy system issue, reduced sales in our Pacific Northwest stores and a mild flu season.

Pharmacy sales increased 14.9% for the first quarter led by a 9.8% increase in the average retail price of a prescription and a 4.9% increase in script volume. Pharmacy sales from the 32-store acquisition represented 6.6% of total pharmacy sales growth. Pharmacy same-store sales growth of 8.7% increased compared to double-digit growth experienced in prior quarters due to the system issue and milder flu season mentioned previously. Pharmacy represented 41.8% of total sales in first quarter, up from 40.0% in the prior year. The percentage of pharmacy sales sold through third party plans increased to 87.8% compared to 83.2% in the prior year.

Front-end sales increased 6.6% for the first quarter and same-store front-end sales decreased 1.6% compared to prior year. Front-end sales from the 32-store acquisition represented 7.3% of total front-end sales growth. Same-store sales growth in the core categories of cosmetics and photo processing outperformed the total front-end same-store sales growth. The Company installed 18 mailing centers and 22 in-store photo labs in the first quarter, bringing project totals to 102 mailing centers and 262 in-store photo labs helping to fuel front-end sales.

GROSS MARGINS

Gross profit dollars for the first quarter increased 7.8% to $246.4 million, however, gross margin as a percent of sales (including LIFO) decreased to 25.78% from 26.28% in the prior year. The increase in gross margin dollars was primarily driven by new stores and stores acquired last year, as well as a small contribution from the stores open for at least a full year. Gross margin percent was reduced by $1.6 million due to the Pharmacy system issue mentioned above and by the write off of $1.6 million in aged vendor allowances that it had determined to be uncollectible. In addition, the growth of lower margin pharmacy sales to 41.8% of total sales negatively impacted total gross margin as a percent of sales.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $3.8 million for the first quarter compared to $0.4 million in the prior year. The LIFO increase was primarily driven by cost increases in pharmacy, cosmetics and toiletries.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses as a percent of sales increased from 23.16% to 23.34% for the first quarter. New stores and stores acquired during the past year primarily accounted for the increase in operating expenses, which was partially offset by positive variances in advertising and year 2000 expenses.

INCOME BEFORE TAXES/NET INCOME

Income before taxes decreased from $26.7 million to $20.0 million for the first quarter. Net interest expense for first quarter was $3.4 million compared to $0.5 million in the prior year due to increased borrowings for acquired stores, new stores opened last year and stock repurchases.

The Company's effective tax rate for the first quarter was 40.1%, up from 38.6% in the prior year. The increase in the effective tax rate reflected loss of the tax deduction for dividends used by the Employee Stock Ownership Plan (ESOP) to pay down ESOP debt.

Net income decreased from $16.4 million to $12.0 million in the first quarter. Diluted earnings per share decreased to $0.31 per share compared to $0.42 per share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities increased by $39.7 million compared to prior year primarily due to a decrease in warehouse inventories and an increase in current liabilities.

Cash used in investing activities for the first quarter increased $15.2 million compared to prior year due to additional payments for property additions.

The Company opened two new stores, including one acquired store, and closed one store during the first quarter and expects to open up to 22 additional new stores during the year.

Net capital expenditures for the quarter were $33.1 million. The Company estimates its capital expenditures for the fiscal year to be approximately $150 million, supporting the increase in new stores and continued investment in technology.

Expenditures for capital projects, dividends and stock repurchases are expected to be funded from operations, cash reserves and borrowings as deemed necessary.

Financing activities in first quarter included 756,000 shares of common stock purchased from the open market at market values totaling $15.2 million and 165,000 shares of common stock purchased from the Profit Sharing Plan at market values totaling $3.1 million. Stock repurchases are made at the discretion of the Board of Directors and are dependent upon market stock price and available cash flow.

Subsequent to the end of the first quarter, on May 25, 2000, the Company purchased 1,315,790 shares of common stock from the estate of Vera M. Long. The total purchase was $25 million or $19 per share. The per share price for the transaction was supported by Merrill Lynch & Co., Inc. and was approved by the Board of Directors. This purchase was not part of the 2,000,000 share repurchase program approved by the Board of Directors in the fourth quarter of last year. The Company has 1,243,800 shares still available for repurchase under that authorization.

During the first quarter fiscal 2000, bank borrowings of $65.0 million were outstanding on the Company's $130 million line of credit with a weighted average interest rate of 6.78%. The line of credit expires on October 14, 2004, and accrues interest at LIBOR-based rates. Borrowings do not require repayment for five years. The $65.0 million outstanding has been included in long-term debt, as the Company does not intend to pay down the line of credit over the next twelve-month period.

FORWARD LOOKING INFORMATION

Certain information in this form 10-Q, as well as in other public filings, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescriptions margins, number of store openings and the level of capital expenditures; as well as those that include or are preceded by the words "expects, " "estimates," "believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Reports, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payors to reduce prescription drug costs; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

                          PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Reports On Form 8-K

             There have been no reports on Form 8-K filed during the quarter ended April 27, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LONGS DRUG STORES CORPORATION
                                          -----------------------------
                                                (REGISTRANT)

Date          June 9, 2000                 /s/ Grover L. White
          --------------------            -----------------------------
                                          Grover L. White
                                          Vice President, Controller
                                               (PRINCIPAL ACCOUNTING OFFICER)

                                           /s/ Steven F. McCann
                                          -----------------------------
                                          Steven F. McCann
                                          Senior Vice President
                                          - Chief Financial Officer and
                                          Treasurer
                                               (CHIEF FINANCIAL OFFICER)