Form 10-Q
period 2000-07-27
LONGS DRUG STORES CORP
filed 2000-09-11
CIK 764762

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
===============================================================================

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Quarterly Period Ended July 27, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the Transition Period from . . . . . . . .  to  . . . . . . . .

Commission file number 1-8978

                          LONGS DRUG STORES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Maryland                           68-0048627
-------------------------------      --------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

       141 North Civic Drive
     Walnut Creek, California                  94596
-------------------------------      --------------------------
    (ADDRESS OF PRINCIPAL                   (ZIP CODE)
      EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  (925) 937-1170
                                                   -----------------
===============================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X     No
                               --------    --------

There were 37,383,582 shares of common stock outstanding as of August 24, 2000.

                                          PART I - FINANCIAL INFORMATION

ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)


                                                                      For the                            For the
                                                                   Quarter Ended                   Two Quarters Ended

                                                              JULY 27,        July 29,          JULY 27,        July 29,
                                                                2000            1999              2000            1999
                                                           ---------------  --------------    --------------  --------------
                                                          --------------------(Thousands Except Per Share)--------------------


SALES                                                      $    991,117     $    884,518      $1,946,848      $  1,753,948

COSTS AND EXPENSES:

     Cost of merchandise sold                                   729,876          651,769         1,439,213       1,292,684
     Operating and administrative                               232,233          205,307           455,288         406,670
     Legal settlements and other disputes                        (3,891)              --            (3,891)             --
     Interest expense                                             4,221              972             7,796           1,825
     Interest income                                               (141)            (494)             (343)           (845)
                                                           ---------------  --------------    --------------  --------------

INCOME BEFORE TAXES ON INCOME                                    28,819           26,964            48,785          53,614

TAXES ON INCOME                                                  11,600           10,600            19,600          20,900
                                                           ---------------  --------------    --------------  --------------

NET INCOME                                                 $     17,219     $     16,364      $     29,185    $     32,714
                                                           ===============  ==============    ==============  ==============

NET INCOME PER COMMON SHARE:

     BASIC                                                 $        .46     $        .42      $        .76    $        .84

     DILUTED                                               $        .46     $        .42      $        .76    $        .84

DIVIDENDS PER COMMON SHARE                                 $        .14     $        .14      $        .28    $        .28

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:

     BASIC                                                       37,633           38,801            38,378          38,901

     DILUTED                                                     37,836           38,950            38,510          39,040




See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       JULY 27,             July 29,           January 27,
                                                                         2000                 1999                 2000
                                                                   -----------------    -----------------    -----------------
                                                                  ------------------------ (Thousands)------------------------


ASSETS
CURRENT ASSETS:

     Cash and equivalents                                          $       29,496       $       77,511       $       16,404
     Pharmacy and other receivables                                       108,936               69,048               94,417
     Merchandise inventories                                              410,121              358,520              433,082
     Deferred income taxes                                                 28,958               22,391               24,695
     Other                                                                  8,694                4,253               13,577
                                                                   -----------------    -----------------    -----------------
         Total current assets                                             586,205              531,723              582,175
                                                                   -----------------    -----------------    -----------------

PROPERTY:

     Land                                                                 109,660               94,762              105,688
     Buildings and leasehold improvements                                 446,251              405,105              428,822
     Equipment and fixtures                                               397,407              334,425              361,313
     Beverage licenses                                                      8,038                7,570                7,985
                                                                   -----------------    -----------------    -----------------
         Total property at cost                                           961,356              841,862              903,808

     Less accumulated depreciation                                        395,060              357,716              374,798
                                                                   -----------------    -----------------    -----------------
         Property, net                                                    566,296              484,146              529,010

GOODWILL                                                                  137,725               40,110              136,665
OTHER ASSETS                                                               21,208               20,995               22,473
                                                                   -----------------    -----------------    -----------------

              TOTAL                                                $    1,311,434       $    1,076,974       $    1,270,323
                                                                   =================    =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Accounts payable                                              $      222,548       $      190,005       $      187,835
     Employee compensation and benefits                                    75,267               73,749               74,648
     Taxes payable                                                         48,014               27,383               53,026
     Current portion of long-term debt and guarantee
         of Profit Sharing Plan debt                                        3,064                3,015                3,042
     Other                                                                 26,692               29,140               33,344
                                                                   -----------------    -----------------    -----------------
         Total current liabilities                                        375,585              323,292              351,895
                                                                   -----------------    -----------------    -----------------

LONG-TERM DEBT                                                            233,656               56,641              181,180

DEFERRED INCOME TAXES AND
       OTHER LONG-TERM LIABILITIES                                         31,917               32,269               34,554
                                                                   -----------------    -----------------    -----------------

STOCKHOLDERS' EQUITY:

     Common stock (37,385,000, 39,296,000
         and 39,385,000 shares outstanding)                                18,693               19,649               19,692
     Additional capital                                                   136,133              132,910              135,358
     Common stock contribution to Profit Sharing Plan                          --                   --               10,181
     Retained earnings                                                    515,450              512,213              537,463
                                                                   -----------------    -----------------    -----------------
         Total stockholders' equity                                       670,276              664,772              702,694
                                                                   -----------------    -----------------    -----------------
              TOTAL                                                $    1,311,434       $    1,076,974       $    1,270,323
                                                                   =================    =================    =================


See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                     For The Two Quarters Ended
                                                                                   JULY 27,               July 29,
                                                                                     2000                   1999
                                                                                ----------------       ---------------
                                                                                -------------(Thousands)--------------

OPERATING ACTIVITIES:

     Net income                                                                 $       29,185         $      32,714
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                                             33,539                26,513
              Deferred income taxes and other                                           (6,900)                2,211
              Amortization of restricted stock awards                                    1,633                 1,437
              Common stock contribution to benefit plan and
                  tax benefits credited to stockholders' equity                             61                   838
              Changes in assets and liabilities:
                  Pharmacy and other receivables                                       (14,519)                 (976)
                  Merchandise inventories                                               23,876                23,728
                  Other current assets                                                   4,883                (2,409)
                  Current liabilities                                                   23,671                (6,946)
                                                                                ----------------       ---------------
            Net cash provided by operating activities                           $       95,429         $      77,110
                                                                                ----------------       ---------------

INVESTING ACTIVITIES:

     Payments for property additions and acquisitions                                  (74,482)              (51,027)
     Receipts from property dispositions                                                 1,740                11,865
                                                                                ----------------       ---------------

         Net cash used in investing activities                                         (72,742)              (39,162)
                                                                                ----------------       ---------------

FINANCING ACTIVITIES:

     Dividend payments                                                                 (10,857)              (10,987)
     Proceeds from borrowings, net                                                      53,702                34,554
     Repurchase of common stock                                                        (47,534)                   --
     Sale (repurchase) of common stock to (from) Profit Sharing Plan                    (4,906)                1,020
                                                                                ----------------       ---------------

         Net cash (used in) provided by financing activities                            (9,595)               24,587
                                                                                ----------------       ---------------

INCREASE IN CASH AND EQUIVALENTS                                                        13,092                62,535

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             16,404                14,976
                                                                                ----------------       ---------------

CASH AND EQUIVALENTS AT END OF PERIOD                                           $       29,496         $      77,511
                                                                                ================       ===============




See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 27, 2000 and Two Quarters Ended July 27, 2000


                                                                                 COMMON STOCK  GUARANTEE
                                                 COMMON STOCK                   CONTRIBUTIONS OF PROFIT              TOTAL
                                               ----------------    ADDITIONAL    TO PROFIT     SHARING  RETAINED  STOCKHOLDERS'
(Thousands)                                    SHARES    AMOUNT     CAPITAL     SHARING PLAN  PLAN DEBT EARNINGS    EQUITY
-------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT JANUARY 28, 1999                  38,946    $19,473   $119,961       $9,834       ($911)  $490,482     $638,839
-------------------------------------------------------------------------------------------------------------------------------


  Net income                                                                                             68,974      68,974
  Dividends  ($.56 per share)                                                                            (21,997)    (21,997)
  Profit Sharing Plan:

    Issuance of stock for FY99 contributions      269        134      9,700       (9,834)                                  0
    Stock portion of FY00 contribution                                            10,181                              10,181
    Sale of stock to plan                          70         35      1,981                                            2,016
    Reduction of plan debt                                                                       911                     911
  Restricted stock awards, net                    100         50      2,882                                            2,932
  Tax benefits related to stock awards                                  834                                              834
  Tax benefits related to employee stock plans                                                                 4           4

-------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT JANUARY 27, 2000                  39,385     19,692    135,358        10,181          0     537,463     702,694
-------------------------------------------------------------------------------------------------------------------------------
  UNAUDITED:

  Net income                                                                                              29,185      29,185
  Dividends  ($.14 per share)                                                                            (10,857)    (10,857)
  Profit Sharing Plan:
    Issuance of stock for FY00 contributions      550        275      9,906      (10,181)                                  0
    Sale of stock to plan                          46        23       1,030                                            1,053
    Purchase of stock from plan                  (298)      (149)    (5,810)                                          (5,959)
  Restricted stock awards, net                    165         83      1,550                                            1,633
  Tax benefits related to stock awards                                   61                                               61
  Repurchase of common stock                   (2,463)    (1,231)    (5,962)                             (40,341)    (47,534)

-------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT JULY 27, 2000                     37,385    $18,693   $136,133           $0          $0    $515,450   $670,276
-------------------------------------------------------------------------------------------------------------------------------



See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and ransactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 27, 2000, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The Condensed Consolidated Financial Statements for the periods ended July 27, 2000 and July 29, 1999 are unaudited. The Condensed Consolidated Balance Sheet at January 27, 2000, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 27, 2000.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3. The financial statements have been prepared using the Last-In-First-Out (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $156.1 million at July 27, 2000, $148.0 million at July 29, 1999, and $151.0 million at January 27, 2000. A final valuation of inventory under the LIFO method can be made only after year-end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. Borrowings do not require repayment for five years. At the end of the second quarter fiscal 2001, there were $110.0 million outstanding under the line of credit with a weighted average interest rate of 7.49%. The amount outstanding has been included in long-term debt, as the Company does not intend to pay down the line of credit over the next twelve-month period. Additionally, the Company has other long-term debt associated with an equity investment in RX America and private placement financing which amount to approximately $124.0 million and mature at various dates from 2003 to 2017. Debt agreements contain various quarterly financial covenants that limit maximum debt to capitalization and minimum fixed charge coverage ratios. At July 27, 2000, the Company has complied with restrictions and limitations included in these provisions. To ensure liquidity availability, the Company engaged in negotiating two additional unsecured and uncommitted lines of credit subsequent to the end of the second quarter at $10 million each, as well as an additional open-ended promissory note program for multiple loans priced at time of placement. The $10 million lines of credit will expire on December 10, 2000 and February 7, 2001, respectively.

5. During the second quarter of fiscal 2001, the Company repurchased 1,840,070 shares of common stock for a total of $35.2 million. These repurchases included 1.3 million shares from the Vera M. Long Estate, as well as other shares repurchased from the T.J. Long Foundation and the Company's Profit Sharing Plan. Stock repurchases for the two quarters were 2,761,025 shares of common stock for a total of $53.5 million. In addition, the Company sold 45,688 shares of common stock back to the Profit Sharing Plan for $1.1 million, resulting in total stock repurchases of $52.4 million. Stock repurchases are made at the discretion of the Board of Directors and are dependent upon the market price and available cash flow.

6. The following is a reconciliation of the number of shares (denominator) used in the Company's basic and diluted net income per share computations (shares in thousands):


                                           FOR THE QUARTER ENDED                       FOR THE TWO QUARTERS ENDED
                                           ---------------------                       --------------------------
                                    JULY 27, 2000          JULY 29, 1999          JULY 27, 2000           JULY 29, 1999
                                    -------------          -------------          -------------           -------------
                                           EARNINGS               EARNINGS                 EARNINGS               EARNINGS
                                 SHARES    PER SHARE    SHARES    PER SHARE     SHARES     PER SHARE    SHARES    PER SHARE
                                 -------   ----------   -------   ----------   --------   ----------    ------    ---------


  Basic ....................      37,633         $.46    38,801         $.42     38,378         $.76    38,901         $.84
  Effect of Dilutive
  Restricted Stock Awards...         188            -       149            -        124            -       139            -
  Effect of Dilutive
  Stock Options.............          15            -         -            -          8            -         -            -
  Diluted...................      37,836         $.46    38,950         $.42     38,510         $.76    39,040         $.84


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Second quarter fiscal 2001 sales increased 12.1% to $991.1 million compared to $884.5 million in the same quarter prior year. Incremental sales from the 32 stores acquired last year represented 7.5% of total sales growth. Total same-store sales increased 3.2% for the second quarter, which is an improvement over the first quarter increase of 2.5%.

Second quarter pharmacy sales increased 17.6% over the comparable period in the prior year, led by a 9.6% increase in same-store pharmacy sales. The same-store pharmacy sales increase resulted from both increases in the average retail price of a prescription and in script volume. Additionally, pharmacy sales from the 32 acquired stores contributed 7.0% of the overall increase in pharmacy sales, with new stores representing the remaining 1.0%. Pharmacy represented 41.3% of total sales in second quarter, up from 39.3% in the prior year. The percentage of prescription sales sold through third party plans increased to 88.1% compared to 84.6% in the prior year same quarter.

Front-end sales increased 8.5% in the second quarter with sales from the 32 acquired stores representing 7.9% of the front-end sales growth. Same-store front-end sales decreased 0.9% compared to prior year, an improvement over the first quarter's decrease of 1.6%.

The Company installed 23 mailing centers and 30 in-store photo labs in the second quarter, bringing project totals to 125 mailing centers and 294 in-store photo labs which will help to fuel front-end sales.

Year-to-date total sales rose 11.0% to $1.95 billion compared to $1.75 billion in the prior year. Year-to-date same-store total sales increased 2.8%.

Year-to-date pharmacy sales increased 16.4% and front-end sales increased 7.6%. Year-to-date same-store pharmacy sales were up 9.1%, with front-end same-store sales down 1.3%.

GROSS MARGINS

Gross margin dollars (including LIFO) in the second quarter increased 12.2% to $261.2 million from $232.7 million in the same quarter last year. Same stores contributed approximately one-half of the $28.5 million increase in gross margin dollars. Second quarter gross margin as a percent of sales was 26.36%, a slight increase over prior year's 26.31%. The strong growth of lower margin pharmacy sales negatively impacts total gross margin as a percent of sales. Pharmacy margins increased slightly to 23.80% from 23.70% in the same quarter prior year due to improvements in the buying process and stabilization of margins on third party plans.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $1.4 million for the second quarter compared to $0.5 million in the same quarter of the prior year. Year-to-date LIFO provision was $5.2 million compared to $0.9 million for the same period last year. The LIFO increase was primarily driven by cost increases in pharmacy, cosmetics, and toiletries.

OPERATING AND ADMINISTRATIVE EXPENSES

The Company's operating and administrative expenses (excluding legal settlement gain and net interest expense) as a percent of sales were 23.43% versus 23.21% for the same quarter last year. Second quarter expenses benefited from the Company's efforts to reduce wages and advertising costs. These improvements were offset by higher occupancy and facilities expenses related to new and acquired stores.

Included in second quarter results was a positive pre-tax net benefit of $3.9 million. The benefit was comprised of the Company's share of the Brand Name Prescription Drug Antitrust Litigation settlement partially offset by the settlement of the previously reported class action lawsuit regarding the employment classification of certain employees and the resolution of a contractual dispute with a vendor. Additionally, the Company incurred a larger than expected loss of $826,000 due to inventory adjustments in the Company's Rx America joint venture. The joint venture contributed a small gain of $79,000 in the same quarter last year.

Excluding the above noted net settlement benefit, the loss related to the joint venture and net interest expense, the Company's operating expenses as a percent of sales were 23.35% versus 23.22% for the same quarter last year.

Year-to-date operating and administrative expenses (excluding net interest expense) as a percent of sales were flat at 23.19% compared to the same period last year. Year-to-date operating and administrative expenses (excluding net legal settlement gain and net interest expenses) as a percent of sales were 23.39% versus 23.19% in the same period last year.

INCOME BEFORE TAXES/NET INCOME

Income before taxes increased to $28.8 million from $27.0 million for the same quarter prior year. Net interest expense for the second quarter was $4.1 million compared to $0.5 million in the same quarter last year. The increase in interest is related to increased borrowings for stores acquired last year, new stores opened since the second quarter of last year and stock repurchases.

The Company's effective tax rate for the first six months of fiscal 2001 40.2%, up from 39.0% in the same period last year. The increase in the effective tax rate reflected loss of the tax deduction for dividends used by the Employee Stock Ownership Plan (ESOP) to pay down ESOP debt.

Net income increased to $17.2 million from $16.4 million for the second quarter last year. Diluted earnings per share increased to $0.46 per share compared to $0.42 in the same period last year.

Second quarter fiscal 2001 earnings before interest, income taxes, depreciation and amortization (EBITDA) increased 22.8% to $50.0 million compared to $40.7 million for the same period last year.

Year-to-date net income decreased 10.8% to $29.2 million from $32.7 million for the same period last year. Year-to-date diluted earnings per share decreased 9.5% to $0.76 per share compared to $0.84 per share for the same period last year.

Year-to-date EBITDA increased 10.7% to $89.8 million compared to $81.1 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities for the two quarters increased by $18.3 million compared to prior year primarily due to increases in current liabilities with partial offsets in pharmacy and other receivables.

Cash used in investing activities for the two quarters increased by $33.6 million compared to prior year due to additional payments for property additions.

The Company opened three new stores and closed one store during the second quarter and intends to open an additional twelve new stores during the remainder of the year, bringing the total new stores for this fiscal year to seventeen. The total number of stores at the end of the fiscal year is estimated to be 430 stores.

Net capital expenditures for the two quarters were $72.7 million. The Company estimates its capital expenditures for the fiscal year to be approximately $150 million, supporting the increase in new stores and continued investment in technology.

Expenditures for capital projects, dividends, and stock repurchases are expected to be funded from operations, cash reserves, and borrowings as deemed necessary.

During the second quarter, the Company repurchased 1,840,070 shares of common stock for a total of $35.2 million. These repurchases included 1.3 million shares from the Vera M. Long Estate, as well as other shares repurchased from the T.J. Long Foundation and the Company's Profit Sharing Plan. Stock repurchases for the two quarters were 2,761,025 shares of common stock for a total of $53.5 million. In addition, the Company sold 45,688 shares of common stock back to the Profit Sharing Plan for $1.1 million, resulting in total net stock repurchases of $52.4 million. Stock repurchases are made at the discretion of the Board of Directors and are dependent upon the market price and available cash flow.

The Company has an unsecured revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. Borrowings do not require repayment for five years. At the end of the second quarter fiscal 2001, there were $110.0 million outstanding under the line of credit with a weighted average interest rate of 7.49%. The amount outstanding has been included in long-term debt, as the Company does not intend to pay down the line of credit over the next twelve-month period. Additionally, the Company has other long-term debt associated with an equity investment in RX America and private placement financing which amount to approximately $124.0 million and mature at various dates from 2003 to 2017. Debt agreements contain various quarterly financial covenants that limit maximum debt to capitalization and minimum fixed charge coverage ratios. At July 27, 2000, the Company has complied with restrictions and limitations included in these provisions. To ensure liquidity availability, the Company engaged in negotiating two additional unsecured and uncommitted lines of credit subsequent to the end of the second quarter at $10 million each, as well as an additional open-ended promissory note program for multiple loans priced at time of placement. The $10 million lines of credit will expire on December 10, 2000 and February 7, 2001, respectively.

FORWARD LOOKING INFORMATION

Certain information in this form 10-Q, as well as in other public filings, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number of store openings and the level of capital expenditures; as well as those that include or are preceded by the words "expects," "estimates," "believes," or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following factors, in addition to those discussed elsewhere in this Form 10-Q and in our Annual Reports, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by the company; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third party payors to reduce prescription drug costs; the availability and cost of real estate and construction; accounting policies and practices; the company's ability to hire and retain pharmacists and other store and management personnel; the company's relationships with its suppliers; the company's ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. The company assumes no obligation to update its forward-looking statements to reflect subsequent events or circumstances.

                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) On May 16, 2000, the Annual Meeting of Shareholders of the Company was held in Walnut Creek, California.

              (b)  The following directors were elected:


                                                  Votes in Favor          Votes Withheld
                                              ----------------------  ----------------------


                         M.S. Metz                 30,393,307               5,455,409
                         S.D. Roath                30,279,299               5,569,417
                         G.H. Saito                30,281,811               5,566,905
                         T.R. Sweeney              30,194,356               5,654,360
                         A.G. Wagner               30,397,472               5,451,244


                    There were no abstentions and no broker non-votes.

              (c) Other directors whose term of office as a director continued after the Annual Meeting:

                         R.M. Brooks                          R.A. Plomgren
                         W.L. Chenevich                       H.R. Somerset
                         W.G. Combs                           D.L. Sorby
                         R.M. Long                            F.E. Trotter

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibit 10.1

                    Employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer, and Treasurer, dated April 17, 2000.

              (b)   Reports on Form 8-K

                    There have been no reports on Form 8-K filed during the quarter ended July 27, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LONGS DRUG STORES CORPORATION
                                      --------------------------------
                                              (REGISTRANT)

Date:    September 11, 2000           /s/ Grover White
      --------------------------      ---------------------------------
                                      Grover White
                                      Vice President, Controller
                                      (Principal Accounting Officer)

                                      /s/       Steve McCann
                                      ---------------------------------
                                      Steve McCann
                                      Senior Vice President - Financial Officer
                                      and Treasurer
                                      (Chief Financial Officer)