Form 10-Q
period 2000-10-26
LONGS DRUG STORES CORP
filed 2000-12-11
CIK 764762

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

===============================================================================

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended October 26, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from . . . . . . . . to . . . . . . . .


Commission file number 1-8978



                          LONGS DRUG STORES CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Maryland                                          68-0048627
-----------------------------------                 ----------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


          141 North Civic Drive
        Walnut Creek, California                                94596
-----------------------------------------           ----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


Registrant's telephone number, including area code:  (925) 937-1170
                                                     --------------


===============================================================================

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X     No
                                   ---        ---

There were 37,380,386 shares of common stock outstanding as of November 23, 2000.

                         PART I - FINANCIAL INFORMATION


ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STATEMENTS OF CONDENSED CONSOLIDATED INCOME (UNAUDITED)


                                                                      For the                            For the
                                                                   Quarter Ended                  Three Quarters Ended

                                                            OCTOBER 26,      October 28,       OCTOBER 26,     October 28,
                                                                2000            1999              2000            1999
                                                           ---------------  --------------    --------------  --------------
                                                            ------------------(Thousands Except Per Share)-----------------
SALES                                                      $    973,763     $     866,851     $  2,920,611    $  2,620,799

COSTS AND EXPENSES:

     Cost of merchandise sold                                   724,675          634,914         2,163,888       1,927,598
     Operating and administrative                               233,587          211,094           688,875         617,764
     Legal settlements and other disputes                        (2,940)              --            (6,831)             --
     Loss on partial sale of joint venture assets                 1,600               --             1,600              --
     Interest expense                                             4,600            1,057            12,396           2,882
     Interest income                                               (145)            (590)             (488)         (1,435)
                                                           ---------------  --------------    --------------  --------------

INCOME BEFORE TAXES ON INCOME                                    12,386           20,376            61,171          73,990

TAXES ON INCOME                                                   4,700            8,000            24,300          28,900
                                                           ---------------  --------------    --------------  --------------

NET INCOME                                                 $      7,686     $     12,376      $     36,871    $     45,090
                                                           ===============  ==============    ==============  ==============


NET INCOME PER COMMON SHARE:

     BASIC                                                 $        .21     $        .32      $        .97    $       1.16

     DILUTED                                               $        .21     $        .32      $        .97    $       1.15

DIVIDENDS PER COMMON SHARE                                 $        .14     $        .14      $        .42    $        .42

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING:

     BASIC                                                       36,986           39,021            37,914          38,955

     DILUTED                                                     37,134           39,119            38,050          39,079




See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     OCTOBER 26,          October 28,          January 27,
                                                                         2000                 1999                 2000
                                                                   -----------------    -----------------    -----------------
                                                                   ----------------------- (Thousands) -----------------------
ASSETS

CURRENT ASSETS:

     Cash and equivalents                                          $       29,906       $       29,269       $       16,404
     Pharmacy and other receivables                                       102,879               84,302               94,417
     Merchandise inventories                                              450,914              429,764              433,082
     Deferred income taxes                                                 28,958               21,135               24,695
     Other                                                                  9,405                8,392               13,577
                                                                   -----------------    -----------------    -----------------
         Total current assets                                             622,062              572,862              582,175
                                                                   -----------------    -----------------    -----------------

PROPERTY:

     Land                                                                 110,065               97,207              105,688
     Buildings and leasehold improvements                                 458,028              416,442              428,822
     Equipment and fixtures                                               413,119              360,564              361,313
     Beverage licenses                                                      8,111                7,570                7,985
                                                                   -----------------    -----------------    -----------------
         Total property, at cost                                          989,323              881,783              903,808

     Less accumulated depreciation                                        410,070              364,662              374,798
                                                                   -----------------    -----------------    -----------------
         Property, net                                                    579,253              517,121              529,010

GOODWILL                                                                  136,189              130,530              136,665

OTHER ASSETS                                                               20,704               15,458               22,473
                                                                   -----------------    -----------------    -----------------
              TOTAL                                                $    1,358,208       $    1,235,971       $    1,270,323
                                                                   =================    =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                              $      245,479       $      234,278       $      187,835
     Short-term borrowings                                                 20,000                   --                   --
     Employee compensation and benefits                                    77,903               76,340               74,648
     Taxes payable                                                         52,045               32,132               53,026
     Current portion of long-term debt                                      3,081                3,027                3,042
     Other                                                                 31,041               33,671               33,344
                                                                   -----------------    -----------------    -----------------
         Total current liabilities                                        429,549              379,448              351,895
                                                                   -----------------    -----------------    -----------------

LONG-TERM DEBT                                                            223,316               151,422             181,180

DEFERRED INCOME TAXES AND
     OTHER LONG-TERM LIABILITIES                                           32,399               32,699               34,554
                                                                   -----------------    -----------------    -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Common stock (37,381,000, 39,346,000
         and 39,385,000 shares outstanding)                                18,691               19,673               19,692
     Additional capital                                                   136,351              133,642              135,358
     Common stock contribution to Profit Sharing Plan                          --                   --               10,181
     Retained earnings                                                    517,902              519,087              537,463
                                                                   -----------------    -----------------    -----------------
         Total stockholders' equity                                       672,944              672,402              702,694
                                                                   -----------------    -----------------    -----------------
              TOTAL                                                $    1,358,208       $    1,235,971       $    1,270,323
                                                                   =================    =================    =================


See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                    For the Three Quarters Ended
                                                                                  OCTOBER 26,           October 28,
                                                                                     2000                   1999
                                                                                ----------------       ---------------
                                                                                 -------------(Thousands)-----------
OPERATING ACTIVITIES:

     Net income                                                                 $       36,871         $      45,090
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation                                                              46,060                38,388
              Amortization                                                               4,925                 1,850
              Deferred income taxes and other                                           (6,418)                3,896
              Amortization of restricted stock awards                                    2,092                 2,193
              Common stock contribution to benefit plan and
                  tax benefits credited to stockholders' equity                           (182)                  838
              Changes in assets and liabilities:
                  Pharmacy and other receivables                                        (8,462)              (16,230)
                  Merchandise inventories                                              (16,917)              (28,545)
                  Other current assets                                                   4,172                (6,548)
                  Current liabilities                                                   57,617                35,563
                                                                                ----------------       ---------------
         Net cash provided by operating activities                              $      119,758         $      76,495
                                                                                ----------------       ---------------
INVESTING ACTIVITIES:
     Payments for property additions and acquisitions                                 (103,210)             (193,920)
     Receipts from property dispositions                                                 2,105                17,836
                                                                                ----------------       ---------------
         Net cash used in investing activities                                        (101,105)             (176,084)
                                                                                ----------------       ---------------
FINANCING ACTIVITIES:
     Dividend payments                                                                 (16,091)              (16,489)
     Proceeds from borrowings, net                                                      63,380               129,351
     Repurchase of common stock                                                        (47,534)                   --
     Sale (repurchase) of common stock to (from) Profit Sharing Plan                    (4,906)                1,020
                                                                                ----------------       ---------------
         Net cash (used in) provided by financing activities                            (5,151)              113,882
                                                                                ----------------       ---------------
INCREASE IN CASH AND EQUIVALENTS                                                        13,502                14,293

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             16,404                14,976
                                                                                ----------------       ---------------
CASH AND EQUIVALENTS AT END OF PERIOD                                           $       29,906         $      29,269
                                                                                ================       ===============


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

Incurred current liabilities related to the Rite Aid asset acquisition                     --                $13,633



See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
For the Year Ended January 27, 2000 and Three Quarters Ended October 26, 2000


                                                                                  COMMON
                                                                                  STOCK      GUARANTEE
                                                 COMMON STOCK                 CONTRIBUTIONS  OF PROFIT               TOTAL
                                               ----------------    ADDITIONAL   TO PROFIT     SHARING  RETAINED   STOCKHOLDERS'
  (Thousands)                                  SHARES    AMOUNT     CAPITAL    SHARING PLAN  PLAN DEBT EARNINGS      EQUITY
-------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT JANUARY 28, 1999                  38,946    $19,473   $119,961      $ 9,834       $(911)  $490,482     $638,839
-------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                             68,974       68,974
  Dividends ($.56 per share)                                                                            (21,997)     (21,997)
  Profit Sharing Plan:
    Issuance of stock for FY99 contributions      269        134      9,700       (9,834)                                  0
    Stock portion of FY00 contribution                                            10,181                              10,181
    Sale of stock to plan                          70         35      1,981                                            2,016
    Reduction of plan debt                                                                       911                     911
  Restricted stock awards, net                    100         50      2,882                                            2,932
  Tax benefits related to stock awards                                  834                                              834
  Tax benefits related to employee stock plans                                                                4            4

-------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT JANUARY 27, 2000                  39,385     19,692    135,358       10,181           0    537,463      702,694
-------------------------------------------------------------------------------------------------------------------------------
  UNAUDITED:

  Net income                                                                                             36,871       36,871
  Dividends ($.42 per share)                                                                            (16,091)     (16,091)
  Profit Sharing Plan:
    Issuance of stock for FY00 contributions      550        275      9,906      (10,181)                                  0
    Sale of stock to plan                          46         23      1,030                                            1,053
    Purchase of stock from plan                  (298)      (149)    (5,810)                                          (5,959)
  Restricted stock awards, net                    161         81      2,011                                            2,092
  Tax benefits related to stock awards                                 (182)                                            (182)
  Repurchase of common stock                   (2,463)    (1,231)    (5,962)                            (40,341)     (47,534)

-------------------------------------------------------------------------------------------------------------------------------
  BALANCE AT OCTOBER 26, 2000                  37,381    $18,691   $136,351      $     0       $   0   $517,902     $672,944
-------------------------------------------------------------------------------------------------------------------------------




See NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   The Condensed Consolidated Financial Statements include Longs Drug
     Stores Corporation (Company) and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the Commission on Form 10-K for the year ended January 27, 2000, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods presented. The Condensed Consolidated Financial Statements for the periods ended October 26, 2000, and October 28, 1999, are unaudited. The Condensed Consolidated Balance Sheet at January 27, 2000, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 27, 2000.

2. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3.   The financial statements have been prepared using the Last-In-First-Out
     (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $157.7 million at October 26, 2000, $149.3 million at October 28, 1999, and $151.0 million at January 27, 2000. A final valuation of inventory under the LIFO method can be made only after year end based on ending inventory levels and inflation rates for the year. Interim LIFO calculations are based on management's estimates of year-end inventory levels and inflation rates for the year.

4. The Company has an unsecured committed revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. At the end of the third quarter fiscal 2001, $100.0 million was outstanding under this line of credit with a weighted average interest rate of 7.54%. The amount outstanding has been included in long-term debt, as the Company does not plan to pay down this line of credit over the next twelve-month period. The Company also has available two unsecured and uncommitted lines of credit each with a $10 million credit limit which expire December 10, 2000, and February 7, 2001, respectively. Also, an additional open-ended promissory note program is available to the Company for multiple loans priced at the time of placement. At the end of third quarter fiscal 2001, $20.0 million was outstanding under these facilities and has been classified as short-term borrowings. Additionally, the Company has other long-term debt associated with an equity investment in Rx America and private placement financing which amount to approximately $123.3 million and mature at various dates from 2003 to 2017 at interest rates ranging from 5.85% to 7.85%. Debt agreements contain various quarterly financial covenants that limit maximum debt to capitalization and minimum fixed charge coverage ratios. At October 26, 2000, the Company was in compliance with restrictions and limitations included in these provisions.

5. The Company authorized the repurchase of up to 2,000,000 shares of its common stock in November 1999. The authorization provided for a maximum expenditure of $80 million and expires in November 2004. The Company authorized the acquisition of an additional $35 million of common stock in February 2000, and authorization for such purchases expired June 30, 2000. As of the third quarter of fiscal 2001, 2,761,025 shares of common stock were repurchased year-to-date with a total cost of $53.5 million. In addition, the Company sold 45,688 shares of common stock back to the Profit Sharing Plan for $1.1 million, resulting in net stock repurchases of $52.4 million. There were no stock repurchases during the third quarter of fiscal 2001. Stock repurchases are made at the discretion of the Board of Directors and are dependent upon the market price and available cash.

6. The following is a reconciliation of the number of shares (denominator) used in the Company's basic and diluted net income per share computations (shares in thousands):


                                           For the Quarter Ended                      For the Three Quarters Ended
                                           ---------------------                      ----------------------------
                                  October 26, 2000       October 28, 1999        October 26, 2000       October 28, 1999
                                  ----------------       ----------------        ----------------       ----------------
                                           Earnings               Earnings                Earnings                Earnings
                                 Shares   Per Share    Shares     Per Share    Shares     Per Share    Shares    Per Share
                                 ------   ---------    ------     ---------    ------     ---------    ------    ---------
     Basic .....................  36,986     $.21      39,021        $.32      37,914       $.97       38,955      $1.16
     Effect of Dilutive
     Restricted Stock Awards....     145       --          98          --         130         --          124       (.01)

     Effect of Dilutive
     Stock Options..............       3       --          --          --           6         --           --         --
     Diluted....................  37,134     $.21      39,119        $.32      38,050       $.97       39,079      $1.15




7.   New Accounting Pronouncement

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until the Company's fiscal year 2002. The FASB further amended SFAS No. 133 to address implementation issues by issuing SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," in June 2000. The Company expects to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 26, 2001.

     The Company is currently evaluating the effect that SFAS No. 133 will have on the consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

Third quarter fiscal 2001 sales increased 12.3% to $973.8 million compared to $866.9 million in the same quarter prior year. Incremental sales from the stores acquired in fiscal 2000 contributed 7.5% of total sales growth. Total same store sales increased 3.6% as compared to the corresponding quarter of fiscal 2000, an improvement over the second quarter's growth over the corresponding quarter of 3.2%.

Pharmacy sales increased 18.1% for the third quarter led by a 7.7% increase in the average retail price per prescription and a 9.7% increase in script volume. Pharmacy sales from the acquired stores represented 7.1% of total pharmacy sales growth. Pharmacy same store sales increased 10.1% over the same quarter of the prior fiscal year. Pharmacy sales represented 42.3% of total sales in the third quarter, up from 40.2% in the same quarter prior year. The percentage of pharmacy sales sold through third party plans (including the Longs 65 Plus Senior Savings Program) increased to 90.1% compared to 85.9% in the same quarter prior year.

Front-end sales increased 8.5% for the third quarter with sales from the acquired stores representing 7.8% of the front-end sales growth. Same store front-end sales as compared to the corresponding quarter of fiscal 2000 decreased 0.7% compared to the corresponding prior year period.

Year-to-date total sales rose 11.4% to $2.9 billion compared to $2.6 billion in the prior year. Year-to-date same store total sales increased 3.1%. Total sales from the acquired stores represented 7.3% of the year-to-date total sales growth.

Year-to-date pharmacy sales were up 16.9% with front-end sales up 7.9%. The acquired stores represented 6.9% of the year-to-date pharmacy sales growth and 7.7% of the year-to-date front-end sales growth. Year-to-date same store pharmacy sales were up 9.5% with front-end same store sales down 1.1%.

GROSS MARGINS

Gross margin dollars (including LIFO) for the third quarter increased 7.4% to $249.1 million from $231.9 million in the same quarter last year. Gross margin as a percent of sales declined to 25.58% versus 26.76% for the third quarter prior year. The overall margin decline was due primarily to lower pharmacy margins, resulting in part from a sharp increase in third-party reimbursed pharmacy sales as a percentage of total sales, lower front-end store margins and the performance decline of third-party warehouse operations caused primarily by operational and staffing issues.

The Company uses the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $1.6 million for the third quarter compared to $1.8 million in the same period prior year. Year-to-date, the LIFO provision was $6.8 million compared to $2.7 million for the same period last year.

OPERATING AND ADMINISTRATIVE EXPENSES

In third quarter fiscal 2001, operating and administrative expenses (excluding interest, legal settlements, and partial sale of joint venture assets) decreased as a percent of sales to 24.0% from 24.4% for the third quarter of the prior fiscal year. This reduction reflected the Company's efforts to reduce wages, advertising, supplies, and miscellaneous expenses. These improvements were partially offset by higher occupancy and facility expenses related to new and acquired stores. Year-to-date operating and administrative expenses (excluding interest, legal settlements and partial sale of joint venture assets) were flat to prior year at 23.6%.

Third quarter results included a $2.9 million pre-tax benefit resulting from the reduction of a reserve for legal settlements established in the second quarter. This amount was partially offset by a $1.6 million loss on the partial sale of joint venture assets. Year-to-date results include a $5.2 million pre-tax benefit comprised of the Company's share of the Brand Name Prescription Drug Antitrust Litigation settlement partially offset by the settlement of the previously reported class action lawsuit regarding the employment classification of certain employees and the loss from the partial sale of joint venture assets.

INCOME BEFORE TAXES/NET INCOME

Income before taxes decreased to $12.4 million from $20.4 million for the same quarter prior year. Net interest expense for the third quarter was $4.5 million compared to $0.5 million in the same quarter last year. Interest expense increased compared to prior year due to growth in borrowings for acquired stores, new stores opened last year and stock repurchases.

The Company's effective tax rate for the third quarter was 37.95% compared to 39.26% in the same quarter last year. The decline in tax rate was primarily caused by increased tax credits on a lower taxable income base.

Net income decreased to $7.7 million compared to $12.4 million for the third quarter last year. Diluted earnings per share were $0.21 per share compared to $0.32 per share last year.

Year-to-date net income decreased 18.0% to $36.9 million compared to $45.1 million for the first three quarters of the prior fiscal year. Year-to-date diluted earnings per share decreased 15.7% to $0.97 per share compared to $1.15 per share last year.

LIQUIDITY AND CAPITAL RESOURCES

CASH POSITION

Cash provided by operating activities for the first three quarters of fiscal 2001, ending October 26, 2000, increased by $43.3 million compared to the prior fiscal year primarily due to an increase in accounts payable.

Cash used in investing activities for the three quarters of fiscal 2001, ending October 26, 2000, decreased by $75.0 million primarily due to the prior year acquisition of stores from Rite Aid Corporation, partially offset by current year expenditures related to the development of the Company's e-retailing initiative.

During third quarter of fiscal 2001, the Company opened eight new stores and closed one store. The Company intends to open an additional five new stores during the remainder of the year, bringing the total number of new stores to eighteen for fiscal 2001. As of the end of fiscal 2001, the total number of stores is expected to be 431.

Net capital expenditures for the three quarters were $101.0 million. The Company estimates its capital expenditures for fiscal 2001 to be approximately $150 million, supporting the increase in new stores and continued investment in technology.

The Company authorized the repurchase of up to 2,000,000 shares of its common stock in November 1999. The authorization provided for a maximum expenditure of $80 million and expires in November 2004. The Company authorized the acquisition of an additional $35 million of common stock in February 2000, and authorization for such purchases expired June 30, 2000. The Company made no stock repurchases during the third quarter. Total net stock repurchases for the first three quarters of this fiscal year were 2,715,337 shares of common stock at $52.4 million. These repurchases included 1.3 million shares from the Vera M. Long Estate, as well as other shares repurchased from the T.J. Long Foundation, the Company's Profit Sharing Plan, and open market purchases. Stock repurchases are made at the discretion of the Board of Directors and are dependent upon the market price and available cash.

The Company has an unsecured committed revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. At the end of the third quarter fiscal 2001, $100.0 million was outstanding under this line of credit with a weighted average interest rate of 7.54%. The amount outstanding has been included in long-term debt, as the Company does not plan to pay down this line of credit over the next twelve-month period. The Company also has available two unsecured and uncommitted lines of credit each with a $10 million credit limit, which expire December 10, 2000, and February 7, 2001, respectively. An additional open-ended promissory note program is available to the Company for multiple loans priced at the time of placement. At the end of third quarter fiscal 2001, $20 million was outstanding under these facilities and has been classified as short-term borrowings. Additionally, the Company has other long-term debt associated with an equity investment in Rx America and private placement debt financing which aggregate to approximately $123.3 million and mature at various dates from 2003 to 2017 at interest rates ranging from 5.85% to 7.85%. Debt agreements contain various quarterly financial covenants that include limiting maximum debt to capitalization and minimum fixed charge coverage ratios. At October 26, 2000, we were in compliance with restrictions and limitations included in these provisions.

FORWARD-LOOKING INFORMATION

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy sales trends, prescription margins, margin improvement, third-party warehouse performance, number of store openings, and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, among other things, changes in economic conditions generally or in the markets served by us; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payors to reduce prescription drug costs; the availability and cost of real estate and construction; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; relationships with our suppliers; our ability to successfully implement new computer systems and technology; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarter report, our annual report, or any other SEC filing. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

                           PART II - OTHER INFORMATION



ITEM 2.       CHANGES IN SECURITIES

              The Company's buyback of shares caused Ariel Capital Management, Inc., to own greater than 15% of the outstanding Common Stock of the Company. Therefore, the Company amended its Rights Agreement to allow for ownership by Ariel Capital Management, Inc. of up to
              (i) 5,700,000 shares of Common Stock of the Corporation, or (ii) 15% of the total number of outstanding shares of Common Stock of the Corporation, whichever is more.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              3(a)  Bylaws, as amended.

              4(a) Amendment to Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 15, 2000, between the Company and Chase Mellon Shareholder Services, L.L.C.

              (a) There have been no reports on Form 8-K filed during the quarter ended October 26, 2000.

                            SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    LONGS DRUG STORES CORPORATION
                             ----------------------------------------------
                                           (REGISTRANT)



Date:   December 11, 2000        /s/       Grover L. White
       -------------------   ----------------------------------------------
                                 Grover L. White
                                 Vice President, Controller
                                 (Principal Accounting Officer)



                                /s/       Steven F. McCann
                             ----------------------------------------------
                                 Steven F. McCann
                                 Senior Vice President -- Financial Officer
                                 and Treasurer
                                 (Chief Financial Officer)