Form 10-K405
period 2001-01-25
LONGS DRUG STORES CORP
filed 2001-04-13
CIK 764762

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-8978

LONGS DRUG STORES CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	68-0048627 (I.R.S. Employer Identification No.)
141 North Civic Drive Walnut Creek, California (Address of principal executive offices)	94596 (Zip Code)

Registrant's telephone number, including area code: (925) 937-1170

Securities registered pursuant to Section 12(b) of the Act:

Common Stock            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on March 22, 2001, was approximately $1,077,236,000

    There were 37,703,456 shares of common stock outstanding as of March 22, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of our definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy sales trends, prescription margins, margin improvement, third-party warehouse performance, number of store openings, and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, among other things, changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims; and other factors discussed in this annual report, or any of our other SEC filings. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.  Business

    Longs Drug Stores, founded in 1938 in Oakland, California, is the sixth largest drug store chain in North America, with 430 stores in California, Colorado, Hawaii, Nevada, Washington and Oregon at the end of fiscal 2001. We plan on opening at least 20 new stores in fiscal 2002. We employed approximately 22,100 full-time and part-time employees at the end of fiscal 2001, and we believe that our relationship with our employees is good.

    We operate in a single segment, retail drug stores. Pharmacy is the cornerstone of our business, accounting for approximately 41% of sales in fiscal 2001, up from approximately 39% in fiscal 2000 and approximately 37% in fiscal 1999. We expect pharmacy sales trends to continue primarily due to the availability of new drugs and demographic changes such as the aging population.

    Complementing the pharmacy business are the core categories of over-the-counter medications, health care products, photo and photo processing, cosmetics and greeting cards. Our decentralized philosophy allows store managers to modify the product mix of their stores based on customer preference and needs in the communities they serve. We sell nationally advertised name-brand merchandise and private label merchandise.

    We compete in the retail drug industry with local and national chains as well as with independent merchants. Merchandise similar to what we sell can be found in variety stores, discount stores, supermarkets, and other retail facilities. Price, quality of goods and services, product mix and customer convenience represent a few principal elements of competition. Our business is seasonal, peaking in the fourth quarter due to the holiday season and cold and flu season. Seasonality is consistent with competitors in the retail drug industry.

    Due to the nature of the retail drugstore business, sales are principally for cash, check or credit card. However, 88% of prescription sales were covered by third-party payers. No customer accounts for ten percent or more of our consolidated sales, and the loss of any one customer would not have a material effect on us.

    In July 1998, we completed the acquisition of Western Drug Distributors, Inc. As a Drug Emporium franchise, Western operated 20 stores, 18 in Washington (mainly in the greater Seattle/Tacoma area), and two in the Portland, Oregon area. The transaction was accounted for as a purchase and results of operations for the former Western stores are included with those of ours since completion of the acquisition.

    In October 1999, we completed the net acquisition of 31 (32 stores were acquired and one was closed) stores located in California from the Rite Aid Corporation. We acquired two additional stores in the first quarter of fiscal 2001 under the terms which governed the October 1999 acquisition. We immediately sold one of these two locations as part of a prearranged transaction.

    We introduced our internet pharmacy refill business during fiscal 2001. Our website, longs.com, provides service and information to internet customers and provides an important new sales channel by blending online and in-store shopping. We intend to add approximately 8,000 over-the-counter and toiletry items to our website early in the first quarter of fiscal 2002 to complement our pharmacy offering.

    In February 2001, we announced the formation of a joint venture with Bergen Brunswig to operate our first automated central prescription fill center which is expected to be operational during fiscal 2002. We expect this venture to increase productivity while addressing the industry-wide issue of a shortage of pharmacists.

    The remainder of the information required by this item is contained elsewhere in this Form 10-K.

Item 2.  Properties

    As of January 25, 2001, Longs operates 430 stores: 346 in California, 32 in Hawaii, 16 in Nevada, 12 in Colorado, 22 in Washington and 2 in Oregon. Our stores vary in size, with the majority ranging from 15,000 to 30,000 square feet, approximately 70% of which is devoted to selling space. The average size of the stores opened fiscal 2001 is 20,050 square feet. The 2 corporate offices, 3 warehouses and 135 stores are company-owned buildings on company-owned land; 49 stores are company-owned buildings on leased land, and 246 stores are leased from third parties. Our properties are consistently maintained and updated and are in good condition.

Item 3.  Legal Proceedings

    We are subject to various lawsuits and claims arising out of our businesses. In the opinion of management, after consultation with counsel, the disposition of these matters is not likely to have a material adverse effect, individually or in the aggregate, on us.

Item 4.  Submission of Matters to a Vote of Stockholders

    There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2001.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

    The New York Stock Exchange is the principal market for our common stock which is traded under the symbol "LDG." The approximate number of shareholders as of March 22, 2001, was 13,632. Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, together with dividend information and other key select financial data are shown below:

Quarter Ended	Sales	Gross Profit	Net Income	Earnings Per Diluted Share	Dividends Per Share	Stock Price Range
	(Thousands)	(Thousands)	(Thousands)
04/27/00	$955,731	$246,394	$11,966	$0.31	$.14	$16.56 - 24.88
07/27/00	991,117	261,241	17,219	0.46	.14	18.81 - 24.56
10/26/00	973,763	249,088	7,686	0.21	.14	18.44 - 21.38
01/25/01	1,106,521	292,987	8,013	0.21	.14	18.88 - 24.13

FYE 2001	$4,027,132	$1,049,710	$44,884	$1.19	$.56	$16.56 - 24.88

04/29/99	$869,430	$228,515	$16,350	$0.42	$.14	$28.75 - 39.38
07/29/99	884,518	232,749	16,364	0.42	.14	33.81 - 36.81
10/28/99	866,851	231,937	12,376	0.32	.14	26.19 - 34.94
01/27/00	1,051,614	281,443	23,884	0.60	.14	21.50 - 27.69

FYE 2000	$3,672,413	$974,644	$68,974	$1.76	$.56	$21.50 - 39.38

Item 6.  Selected Financial Data

Five Year Selected Financial Data

Thousands except per share data

	Fiscal
	2001	2000	1999	1998	1997
Sales	$4,027,132	$3,672,413	$3,266,904	$2,952,921	$2,828,338
Net Income	44,884	68,974	63,358	57,726	58,612
Net Income per Diluted Share	1.19	1.76	1.64	1.49	1.50
Dividends per Share	.56	.56	.56	.56	.56
Total Assets	1,353,667	1,270,323	1,025,130	946,289	879,649
Long Term Debt	198,060	181,180	14,253	14,219	—

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    In fiscal 2001 our sales exceeded $4 billion for the first time, although net income was below our expectations as a result of several challenges. Importantly, we saw encouraging signs in January, 2001 that the actions we have taken are showing positive results.

    Our gross margins were under pressure due to a number of factors including the poor performance of our warehouse operations. Also, we got off to a slow start with the stores we acquired from a competitor in late fiscal 2000. This group of acquired stores, however, provided a positive operating margin for the full year. We have taken actions to correct the situations which gave rise to the poor performance of our warehouse operations.

Seasonal Business

    The retail drug store business is seasonal, peaking in the fourth quarter with front-end sales benefiting from the holiday season. Pharmacy sales and over-the-counter medications, which are part of front-end sales, benefit from the winter cold and flu season.

Sales

	Fiscal
	2001	2000	1999
Sales (Thousands)	$4,027,132	$3,672,413	$3,266,904
Sales Growth	9.7%	12.4%	10.6%
Same Store Sales Growth	3.3%	7.5%	7.2%
New Stores / Closed Stores Sales Growth	6.4%	4.9%	3.4%
New Stores	17	19	16
Closed Stores	(3)	(15)	(4)
Store acquisitions	—	31	20
Number of Stores	430	416	381

     Sales increased 9.7% in fiscal 2001 and 12.4% in fiscal 2000. Sales growth was attributable to increased same-store sales and contribution from new stores and acquisitions, including a full year of sales from the 31-store net acquisition in California (32 stores were acquired and one store was closed) in October 1999. Incremental sales from this acquisition contributed 5.2% of total sales growth in fiscal 2001 and 2.0% in fiscal 2000. Same-store sales growth of 3.3% in fiscal 2001 benefited from growth in same-store pharmacy sales. During fiscal 2001, 17 new stores were opened. Three stores were closed, one of which was replaced by a new store.

Pharmacy Sales

	Fiscal
	2001	2000	1999
Pharmacy Sales Growth	15.2%	19.4%	19.5%
Same Store Pharmacy Sales Growth	9.4%	15.0%	15.9%
Pharmacy as a % of Total Sales	41.1%	39.1%	36.8%
Managed Care as a % of Pharmacy Sales	88.1%	85.1%	84.1%

    Pharmacy sales increased 15.2% in fiscal 2001, led by increases in the average script price and in the number of prescriptions filled. The average price of a script continues to grow due to increased utilization of newer, more costly drugs. Both factors contributed to the increase in same-store pharmacy sales. Pharmacy sales are growing at a faster rate than front-end sales. As a result, pharmacy sales as a percentage of total sales grew from 39.1% in fiscal 2000 and 36.8% in fiscal 1999 to 41.1% of total sales in fiscal 2001. Pharmacy sales reimbursed through managed care arrangements (third-party sales) were 88.1% up from 85.1% in fiscal 2000 and 84.1% in fiscal 1999 and continue to increase as a percentage of pharmacy sales.

Front-End Sales

	Fiscal
	2001	2000	1999
Front-End Sales Growth	6.1%	8.3%	7.3%
Same-Store Front-End Sales Growth/(Decline)	(0.7%)	3.2%	2.7%
Front-End as a % of Total Sales	58.9%	60.9%	63.2%

    Front-end same-store sales declined 0.7% in fiscal 2001 compared to the prior year. The decline was caused by distribution issues related to our third-party warehouse operator, increased competition from national drug store chains and supermarket pharmacy business, and soft holiday sales.

Gross Margin

	Fiscal
	2001	2000	1999
Gross Margin % (last-in first-out)	26.1%	26.5%	26.6%
Gross Margin % (first-in first-out)	26.2%	26.7%	26.8%
LIFO Provision (Thousands)	$4,700	$4,400	$7,500

    Gross margin as a percent of sales (LIFO and FIFO) in fiscal 2001 and fiscal 2000 decreased slightly compared to the prior years. Pharmacy margins continue to decline throughout the drug store industry with increases in the average retail price of a prescription and increases in sales reimbursed through third-party plans. These lower margin pharmacy sales became a greater portion of total sales in fiscal 2001, fiscal 2000 and fiscal 1999. The LIFO provision fluctuates with inflation rates and year-end inventory mix. The LIFO provision for fiscal 2001 was $4.7 million and is included in the cost of merchandise sold. For fiscal 2001 inventory quantities on a first-in, first-out (FIFO) basis were lower than fiscal 2000 causing a liquidation of certain LIFO inventory layers, the after-tax effect of which increased net income by $1.5 million or $0.04 per diluted share.

Operating and Administrative Expenses

	Fiscal
	2001	2000	1999
Operating and Administrative Expenses (Thousands)	$959,149	$856,126	$765,058
Operating and Administrative Expenses as a Percent of Sales	23.82%	23.31%	23.42%
Unusual items (Thousands)	$20,369	$—	$—
Y2K Project Expenses (Thousands)	$—	$2,699	$5,463
Operating and Administrative Expenses as a Percent of Sales (Excluding Unusual items and Y2K expenses)	23.31%	23.24%	23.25%

    In fiscal 2001, operating and administrative expenses as a percent of sales increased from 23.31% to 23.82%. Operating and administrative expenses for fiscal year 2001 included $20.4 million of unusual items. Unusual items include $25.6 million associated with the closing of 15 underperforming stores (which is separately discussed) and the $1.6 million loss on the partial sale of joint venture assets, offset by a net $6.8 million benefit from the settlement of various legal issues. These unusual items, net, were 0.51% of total sales. Operating and administrative expenses included $6.4 million, $3.2 million and $1.6 million for amortization of goodwill in fiscal 2001, 2000, and 1999. The remaining increase was caused primarily by increased expenditures associated with the investment in e-commerce and facility charges associated with the increase in new stores.

    In fiscal 2000, operating and administrative expenses as a percent of sales decreased 11 basis points from 23.42% to 23.31%. Exclusive of Y2K expenses, operating and administrative expenses as a percent of sales for fiscal 2000 were relatively flat with fiscal 1999

Provision for Store Closures

    In January 2001, our board of directors approved a plan to close 15 underperforming stores ("2001 Closure Plan"). We recorded expenses associated with the closure of these stores of $25.6 million comprised of the following:

Description	Amount
Millions
Loss on disposition of fixed assets	$7.7
Write-off of goodwill	5.6
Real estate related expenses	11.2
Other closing costs	1.1

Total	$25.6

    In accordance with accounting rules applicable for store closures, the 2001 Closure Plan does not include expected employee-related severance costs of approximately $1.7 million and losses expected to be incurred on the sale of inventory of approximately $2.3 million. The charge for the employee-related costs will be recorded in the first quarter of fiscal 2002, the period that severance packages were communicated to the affected employees. The expected loss on the sale of inventory will be recorded as the inventory is sold or otherwise disposed of.

    Additionally, consistent with prior years, we will continue to make decisions to close stores, as warranted by operating and other business factors, in the normal course of business. During fiscal 2001, we recorded expenses of $2.8 million related to the closure of stores not included in the 2001 Closure Plan. In fiscal 2000, we accrued expenses of $4.9 million related to the store closures. There was no significant provision made in fiscal 1999. The actual costs incurred for stores closed in fiscal 2000 approximates the amounts accrued in that period.

Income

	Fiscal
	2001	2000	1999
Operating income (Thousands)	$90,561	$118,518	$104,202
Net Interest Expense (Thousands)	$16,277	$4,644	$1,144
Effective Income Tax Rate	39.6%	39.4%	38.5%
Net Income (Thousands)	$44,884	$68,974	$63,358
Earnings Per Diluted Share	$1.19	$1.76	$1.64
Operating Income as a Percent of Sales	2.25%	3.23%	3.19%
Net Income as a Percent of Sales	1.11%	1.88%	1.94%

    Operating income as a percent of sales was 2.25% for fiscal 2001, compared to 3.23% in fiscal 2000 and 3.19% in fiscal 1999. The decrease is a result of the provision for store closures, declining gross margins caused by the shift in sales mix to pharmacy sales, which generate lower gross margins, increased warehouse expenses, increased competition, and soft holiday season sales, in the fourth quarter.

Net Interest Expense

    In fiscal 2001, 2000 and 1999, we incurred net interest expense of $16.3 million, $4.6 million and $1.1 million on short-term bank borrowings and private placement financings. These borrowings were primarily used for stock repurchases, the acquisition of 31 stores in California in fiscal 2000 and the acquisition of 20 stores in the Pacific Northwest in fiscal 1999. In addition, borrowings were used for the investment in new stores and technology.

Effective Income Tax Rate

    Our effective income tax rates were 39.6% in fiscal 2001, 39.4% in fiscal 2000 and 38.5% in fiscal 1999. We benefited in fiscal 1999 from a new California law retroactively reinstating the deductibility of dividends paid on shares held by the profit sharing plan used for repayments on the Employee Stock Ownership Plan (ESOP) note, which reduced the effective tax rate by 0.3%. Our ESOP note was paid off in the first quarter of fiscal 2000; therefore, the deductibility of the dividends paid relating to these shares was no longer available. We benefited in fiscal 2001 from employment tax credits, which reduced the effective tax rate by 0.8%.

Net Income

    Net income as a percent of sales was 1.11% in fiscal 2001, which declined from 1.88% in fiscal 2000 and 1.94% in fiscal 1999. Net income reflected $6.4 million, $3.2 million and $1.6 million for amortization of goodwill expense in fiscal 2001, 2000, and 1999. Net income in fiscal 2001 also reflected the charge against income for underperforming stores, the impact of a full year of interest expense on debt incurred in third quarter 2000 to finance store acquisitions and stock repurchases.

Earnings per Diluted Share

    Earnings per diluted share were $1.19 for fiscal 2001, $1.76 for fiscal 2000 and $1.64 for fiscal 1999. Fiscal 2001 earnings decreased $0.57 per share from fiscal 2000 principally because of the items discussed above. The $25.6 million provision for store closures had a net after-tax effect on earnings of $0.42 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position

	Fiscal
	2001	2000	1999
	Thousands
Cash and Equivalents at Fiscal Year End	$44,692	$16,404	$14,976

    Cash and equivalents in fiscal 2001 increased due to reductions in inventory levels and increases in short-term borrowings and accounts payable. Fiscal 2000 cash and equivalents included decreased cash from operations offset by proceeds from borrowings used to finance capital expenditures and capital needs for the 31-store acquisition.

Cash from Operations

	Fiscal
	2001	2000	1999
	Thousands
Cash provided by Operating Activities	$192,688	$103,471	$115,014

    Cash provided by operating activities in fiscal 2001 increased due to increases in trade accounts payable and an increase in non-cash charges associated with depreciation and amortization expense. Debt incurred for the 31-store acquisition in fiscal 2000 included the purchase of inventories. As that inventory was sold, accounts payable increased as a result of the replenishment of that inventory. Accounts payable also includes the reserve for store closures. Fiscal 2000 cash provided by operating activities decreased primarily due to investment in inventory and expenses from the 31-store acquisition in California and 19 new stores.

Investing Activities

	Fiscal
	2001	2000	1999
	Thousands
Cash used in Investing Activities	$(128,780)	$(239,980)	$(133,424)

    Capital expenditures in fiscal 2001 decreased from fiscal 2000, which included the 31-store acquisition of approximately $151 million. Fiscal 2001 included expenditures related to e-commerce and new store technology totaling approximately $28.8 million. Fiscal 2000 expenditures exceeded the amount in fiscal 1999 because of the 31-store acquisition. Fiscal 1999 capital expenditures included the acquisition of 20 stores in the Pacific Northwest. Capital expenditures also included amounts related to the opening of 17, 19 and 16 new stores in fiscal 2001, 2000 and 1999.

    We currently expect net capital expenditures for fiscal 2002 to be approximately $100 million with investment in new stores, store improvements and technology.

Financing Activities

	Fiscal
	2001	2000	1999
	Thousands
Cash provided by (used in) Financing Activities	$(35,620)	$137,937	$(15,166)

    Cash used in financing activities in fiscal 2001 was primarily for stock repurchases and dividend payments. Fiscal 2000 included proceeds from private placement financings of $115 million in addition to other long-term borrowings. We used these amounts primarily for our 31-store acquisition. Net fiscal 2001 borrowings were significantly less than fiscal 2000, as working capital was primarily used. Fiscal 2001 included net stock repurchases of $52.4 million. No open market repurchases were made in fiscal 2000 and 1999. Fiscal 1999 cash flow used in financing activities was principally for dividend payments.

    We have available two unsecured and uncommitted lines of credit, each with a $10 million credit limit, which expire on March 1, 2001, and August 7, 2001. At the end of fiscal 2001, $20.0 million was outstanding under these facilities.

    We have an unsecured committed revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. At the end of fiscal 2001, $75.0 million was outstanding under this line of credit with a weighted average interest rate of 7.23%. The amount outstanding has been included in long-term debt, as we do not plan to pay down this line of credit over the next 12-month period.

    Additionally, we have other long-term debt associated with an equity investment in Rx America, private placement financings and other equipment financing agreements which amount to approximately $126.2 million and mature at various dates from 2004 to 2017 at interest rates ranging from 5.85% to 7.85%.

    Debt agreements contain various quarterly financial covenants that limit maximum debt to capitalization and minimum fixed charge coverage ratios. The agreements were amended to exclude the $25.6 million unusual item associated with the provision for underperforming stores in the computation of the fixed charge. We are in compliance with restrictions and limitations included in these provisions.

    The board of directors authorized the repurchase of up to 2,000,000 shares of our common stock in November 1999. The authorization provided for a maximum expenditure of $80 million and expires in November 2004. During fiscal 2001, 1,445,235 shares were purchased under this authorization at a total cost of $28.5 million. We also repurchased 1,315,790 shares of common stock from the Estate of Vera M. Long at a total cost of $25.0 million. This purchase was made pursuant to a separate authorization by the board of directors in February 2000. This authorization expired in June 2000. In addition, we sold 45,688 shares of common stock back to the Profit Sharing Plan for $1.1 million, resulting in net stock repurchases of $52.4 million. Stock repurchases are made at the discretion of the board of directors and are dependent upon the market price and available cash.

    We believe that cash on hand, together with cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

New Accounting Pronouncements

    In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. We will adopt SFAS No. 133 no later than the first quarter of fiscal 2002. Adoption of the new method of accounting for derivatives and hedging activities is not expected to have a material impact on our financial position.

Factors Affecting Our Future Prospects

    You should carefully read the following factors affecting our future prospects.

    The markets in which we operate are very competitive, and further increases in competition could adversely affect us.

    We face intense competition with local, regional, and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers. We may not be able to compete effectively against them. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which would require us to increase our sales volume and to sell higher margin products and services at reduced prices in order to remain competitive. We cannot assure you that we will be able to continue to compete effectively in our markets or increase our sales volume or margins in response to further increased competition.

    Changes in third-party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on us.

    We are reimbursed by third-party payors for approximately 88% of all the prescription drugs that we sell. These third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, Medicare may cover some of the prescriptions drugs that we now sell at retail prices, and we may be reimbursed at prices lower than our current retail prices. If third-party payors reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced, and the profitability of our business could be adversely affected.

    We are substantially dependent on a single supplier of pharmaceutical products and our other suppliers to sell products to us on satisfactory terms.

    We obtain approximately 95% of our pharmaceutical supplies from a single supplier, Bergen Brunswig, pursuant to a long-term supply contract. Pharmacy sales represented approximately 41% of our total sales during fiscal 2001, and therefore our relationship with Bergen is significant to us. Any significant disruptions in our relationships with our major suppliers, particularly our relationship with Bergen, could have a material adverse effect on us.

    In March 2001 Bergen Brunswig and AmeriSource announced that the boards of directors have approved a deal to merge which is subject to regulatory approval.

    Although we do not expect the merger to enhance the risk described above, the impact is not known to us at this time.

    We are subject to governmental regulations, procedures, and requirements; our noncompliance or their significant change could have an material adverse affect on us.

    Our pharmacy business is subject to several federal, state and local regulations. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties and could adversely affect us. Furthermore, our pharmacies could be affected by federal and state reform programs, such as healthcare reform initiatives, and any new federal or state programs could also adversely affect us.

    Certain risks are inherent in the provision of pharmacy services, and our insurance may not be adequate to cover any claims against us.

    Pharmacies are exposed to risks inherent in the packaging and distributions of pharmaceuticals and other healthcare products. Although we maintain professional liability and errors and omissions liability insurance, we cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will maintain this insurance on acceptable terms in the future.

    Any adverse change in general economic conditions can adversely affect consumer-buying practices and reduce our sales of front-end products, which are our higher margin products.

    If the economy continues to slow and unemployment increases or inflationary conditions worry consumers, consumers may decrease their purchases, particularly of products other than pharmaceutical products that they need for health reasons. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any decrease in our sales of front-end products will decrease our profitability.

    Our ability to attract and retain pharmacy personnel and other key personnel is important to the continued success or our business.

    There is currently a shortage of licensed pharmacists in the markets where we operate. We have recently entered into a joint venture agreement with Bergen Brunswig to operate fill centers in an initial response to this shortage. The success of the fill center is important to our ability to meet the shortage of pharmacists. Additionally, the economy has made it difficult to retain key management personnel. Our inability to attract and retain pharmacists and other key personnel could adversely affect us.

    The energy crisis in the state of California may result in increases in operating and administrative expenses in fiscal 2002.

    We currently operate 346 stores in state of California. We are currently experiencing an energy shortage which has caused power outages and significant increases in energy costs. We have taken steps such as reducing store lighting in an effort to conserve energy, but the volatility of energy rates may result in increases which would cause an increase in our operating and administrative expenses.

Item 7a.  Quantitative and Qualitative Disclosures of Market Risk

Market Risk

    We do not undertake any specific actions to cover exposure to interest rate risk and we are not a party to any interest rate risk management transactions.

    We have not purchased and do not hold any derivative financial instruments.

    A 72 basis point move in interest rates (10% of our floating financial instruments) would have an immaterial effect on the our pretax income and cash flow over the next year. The 72 basis point move in interest rates would also have an immaterial effect on the fair value of our fixed rate financial instruments.

Item 8.  Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME

	For the Fiscal years Ended
	January 25, 2001	January 27, 2000	January 28, 1999
	(Thousands Except Per Share)
Sales:	$4,027,132	$3,672,413	$3,266,904
Cost and expenses:
Cost of merchandise sold	2,977,422	2,697,769	2,397,644
Operating and administrative	935,976	851,231	765,058
Provision for store closures	28,404	4,895	—
Legal settlements and other disputes	(6,831)	—	—
Loss on partial sale of joint venture assets	1,600	—	—
Interest expense	17,113	6,544	1,787
Interest income	(836)	(1,900)	(643)

Income before taxes on income	74,284	113,874	103,058
Taxes on income	29,400	44,900	39,700

Net income	$44,884	$68,974	$63,358

Net income per common share:
Basic	$1.19	$1.77	$1.64
Diluted	$1.19	$1.76	$1.64
Dividends	$0.56	$0.56	$0.56
Weighted average number of shares outstanding:
Basic	37,687	38,960	38,527
Diluted	37,843	39,090	38,717

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	For the Fiscal Years Ended
	January 25, 2001	January 27, 2000
	(Thousands)
Assets
Current Assets:
Cash and equivalents	$44,692	$16,404
Pharmacy and other receivables, net	104,306	94,417
Merchandise inventories	424,339	433,082
Deferred income taxes	26,891	24,695
Other	7,913	13,577

Total current assets	608,141	582,175

Property:
Land	108,459	105,688
Buildings and leasehold improvements	466,581	428,822
Equipment and fixtures	423,915	361,313
Beverage licenses	8,150	7,985

Total property at cost	1,007,105	903,808
Less accumulated depreciation	418,659	374,798

Property, net	588,446	529,010

Goodwill, net	134,594	136,665
Other assets	22,486	22,473

Total	$1,353,667	$1,270,323

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$253,338	$187,835
Short-term borrowings	20,000	—
Employee compensation and benefits	77,211	74,648
Taxes payable	59,789	53,026
Current portion of long term debt	3,101	3,042
Other	35,255	33,344

Total current liabilities	448,694	351,895

Long Term Debt	198,060	181,180
Deferred income taxes and other long term liabilities	23,118	34,554
Commitments and Contingencies (see note 6)
Stockholders' Equity:
Common stock (37,367,000 and 39,385,000 shares outstanding)	18,683	19,692
Additional capital	136,734	135,358
Common stock contribution to Profit Sharing Plan	7,695	10,181
Retained earnings	520,683	537,463

Total stockholders' equity	683,795	702,694

Total	$1,353,667	$1,270,323

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Fiscal Years Ended
	January 25, 2001	January 27, 2000	January 28, 1999
	(Thousands)
Operating Activities:
Net income	$44,884	$68,974	$63,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,683	52,658	49,187
Amortization	6,600	3,444	2,101
Deferred income taxes and other	(13,632)	2,192	(2,445)
Amortization of restricted stock awards	2,467	2,932	2,653
Common stock contribution to benefit plans	7,695	10,181	10,034
Tax benefits credited to stockholders' equity	(182)	838	391
Changes in assets and liabilities:
Pharmacy and other receivables	(9,889)	(26,345)	(4,842)
Merchandise inventories	9,658	(21,296)	(12,397)
Other current assets	5,664	(11,732)	263
Current liabilities	76,740	21,625	6,711

Net cash provided by operating activities	$192,688	$103,471	$115,014

Investing Activities:
Payments for property additions, store acquisitions and other assets	(134,093)	(258,427)	(140,734)
Receipts from property dispositions	5,313	18,447	7,310

Net cash used in investing activities	(128,780)	(239,980)	(133,424)

Financing Activities:
Proceeds on long-term borrowings	18,143	167,918	34
Proceeds from short-term borrowings	20,000	(10,000)	10,000
Sale (repurchase) of common stock to (from) Profit Sharing Plan	(4,906)	2,016	(3,417)
Repurchase of common stock	(47,534)	—	—
Dividend payments	(21,323)	(21,997)	(21,783)

Net cash (used in) provided by financing activities	(35,620)	137,937	(15,166)

Increase (decrease) in cash and equivalents	28,288	1,428	(33,576)
Cash and equivalents at beginning of year	16,404	14,976	48,552

Cash and equivalents at end of year	$44,692	$16,404	$14,976

Supplemental schedule of non-cash activities:
Income taxes paid	$40,048	$37,750	$48,648
Supplemental schedule of non-cash investing and financing activities:
Issuance of note payable for payment of equipment			$917
Assumption of liabilities related to Pacific Northwest acquisition			11,161

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

				Common Stock Contributions to Profit Sharing Plan
	Common Stock				Guarantee of Profit Sharing Plan Debt
			Additional Capital			Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(Thousands)
Balance at January 29, 1998	38,629	$19,315	$110,466	$9,856	$(4,371)	$448,877	$584,143

Net income						63,358	63,358
Dividends ($.56 per share)						(21,783)	(21,783)
Profit Sharing Plan:
Issuance of stock for FY98 contribution	309	154	9,902	(9,856)			200
Stock portion of FY99 contribution				9,834			9,834
Purchase of stock from plan	(105)	(52)	(3,365)				(3,417)
Reduction of plan debt					3,460		3,460
Restricted stock awards, net	113	56	2,597				2,653
Tax benefits related to stock awards			361				361
Tax benefits related to employee stock plans						30	30

Balance at January 28, 1999	38,946	19,473	119,961	9,834	(911)	490,482	638,839

Net income						68,974	68,974
Dividends ($.56 per share)						(21,997)	(21,997)
Profit Sharing Plan:
Issuance of stock for FY99 contributions	269	134	9,700	(9,834)			—
Stock portion of FY00 contribution				10,181			10,181
Sale of stock to plan	70	35	1,981				2,016
Reduction of plan debt					911		911
Restricted stock awards, net	100	50	2,882				2,932
Tax benefits related to stock awards			834				834
Tax benefits related to employee stock plans						4	4

Balance at January 27, 2000	39,385	19,692	135,358	10,181	—	537,463	702,694

Net income						44,884	44,884
Dividends ($.56 per share)						(21,323)	(21,323)
Profit Sharing Plan:
Issuance of stock for FY00 contribution	550	275	9,906	(10,181)			—
Stock portion of FY01 contribution				7,695			7,695
Sale of stock to plan	46	23	1,030				1,053
Purchase of stock from plan	(298)	(149)	(5,810)				(5,959)
Restricted stock awards, net	147	73	2,394				2,467
Tax expense related to stock awards			(182)				(182)
Repurchase of common stock	(2,463)	(1,231)	(5,962)			(40,341)	(47,534)

Balance at January 25, 2001	37,367	$18,683	$136,734	$7,695	—	$520,683	$683,795

See notes to consolidated financial statements.

1.  Significant Accounting Policies

    The consolidated financial statements include Longs Drug Stores Corporation and its wholly-owned subsidiary, Longs Drug Stores California, Inc. (collectively referred to as "Longs" or the "Company"). All inter-company accounts and transactions have been eliminated.

    Fiscal Year—The Company operates on a 52/53-week fiscal year ending on the last Thursday in January. The fiscal years ended January 25, 2001, January 27, 2000, and January 28, 1999, each contained 52 weeks of operations.

    Reclassifications have been made to certain fiscal year 2000 and 1999 amounts to make them comparable to fiscal year 2001.

    Nature of operations—The Company operates retail drug stores in California, Hawaii, Colorado, Nevada, Washington and Oregon, with a majority of the sales concentrated in California. Prescription drugs and "front-end" merchandise, including over-the-counter medications, health care products, photo and photo processing, cosmetics and greeting cards are the core merchandise categories. Additional significant categories include food, toiletries and seasonal merchandise. Items sold through promotional advertising represent a significant portion of sales.

    Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    Concentrations—The Company obtains approximately 95% of its pharmaceutical inventories from a single supplier, Bergen Brunswig, pursuant to a long-term supply contract. Pharmacy sales represented approximately 41% of the Company's total sales during fiscal 2001, and therefore its relationship with Bergen is significant to Longs Drugs. Any significant disruptions in the Company's relationships with Bergen, could have a material adverse effect on the Company's financial position and results of operations.

    Cash and equivalents include investments with original maturities of three months or less when purchased.

    Pharmacy and other receivables are stated net of an allowance for uncollectible accounts of $.4 million and $1.1 million as of January 25, 2001, and January 27, 2000, respectively. The balance primarily includes amounts due from third-party providers (e.g., pharmacy benefit managers, insurance companies, governmental agencies and vendors).

    Merchandise inventories are valued using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $155.6 and $151.0 million at the 2001 and 2000 fiscal year ends.

    For fiscal year 2001, inventory quantities on a first-in, first-out (FIFO) basis were lower than fiscal year 2000 causing a liquidation of certain LIFO inventory layers, the after-tax effect of which increased net income by $1.5 million or $0.04 per diluted share.

    Fair Value of Financial Instruments—The carrying value of the Company's current assets, current liabilities and long-term debt approximates the estimated fair value.

    Property is depreciated using the straight-line method with estimated useful lives of twenty to thirty-three years for buildings, the shorter of life of the lease or estimated useful life for leasehold improvements and three to twenty years for equipment, fixtures and beverage licenses. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

    The Company reviews long-lived assets for impairments, using its best estimates based on reasonable and supportable assumptions and projections, to ensure their current value can be recovered by the cash flows from future operations.

    Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Amortization of goodwill is calculated under a straight-line method over estimated useful lives of five to twenty-five years. Accumulated amortization was $13.5 million and $7.1 million as of January 25, 2001 and January 27, 2000, respectively. The Company evaluates goodwill for impairment and records an impairment loss whenever events or circumstances indicate that the carrying amount of the goodwill exceeds the expected undiscounted future cash flows.

    Other assets consists primarily of an investment in the RxAmerica joint venture accounted for under the equity method and purchased pharmacy customer files. Amortization of pharmacy customer files is calculated under a straight-line method over estimated useful lives ranging from one to five years.

    Sales returns are based upon the Company's estimate of actual returns at the end of the period. This estimate is calculated based on review of actual returns in the month following a reporting date.

    Advertising—Net advertising costs are expensed as incurred and were $23.0 million, $24.3 million and $24.0 million for fiscal years 2001, 2000, and 1999, respectively.

    New store opening costs—New store opening costs, primarily labor to stock shelves, pre-opening advertising and store supplies, are charged to expense as incurred.

    Income taxes—The Company accounts for its taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes are recorded based upon the differences between the financial statement and tax basis of assets and liabilities.

    Stock-based compensation—The Company accounts for stock based compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation."

    Net income per share—Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (stock awards and stock options) outstanding during the period. The following is a reconciliation of the number of shares (denominator) used in the Company's basic and diluted net income per share computations (shares in thousands):

	2001		2000		1999
	Fiscal
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Basic Net Income Per Share	37,687	$1.19	38,960	$1.77	38,527	$1.64
Effect of Dilution from:
Restricted Stock Awards	141	—	130	(.01)	190	—
Stock options	15	—	—	—	—	—

Diluted Net Income Per Share	37,843	$1.19	39,090	$1.76	38,717	$1.64

    Comprehensive income equals net income for all periods presented.

    Segment Information—The Company operates in one reportable segment, the operation of retail drug stores in six states.

    New Accounting Pronouncements—In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal 2002. Adoption of the new method of accounting for derivatives and hedging activities is not expected to have a material impact on the Company's financial position.

2.  Provision for Store Closures

    The Company accrues an estimate for the costs associated with closing stores in the period in which the store is identified and approved by management under a plan of termination which includes the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease or sub-lease on a property and the difference between book value and estimated recovery of fixed assets.

    In January 2001, the Board of Directors approved a plan to close 15 underperforming stores ("2001 Closure Plan"). The Company has recorded expenses associated with the closure of these stores of $25.6 million comprised of the following:

Description	Amount
Millions
Loss on disposition of fixed assets	$7.7
Write-off of goodwill	5.6
Real estate related expenses	11.2
Other closing costs	1.1

Total	$25.6

    In accordance with accounting rules applicable for store closures, the 2001 Closure Plan does not include certain employee-related severance costs of approximately $1.7 million and losses expected to be incurred on the sale of inventory of approximately $2.3 million. The charge for the employee-related costs will be recorded in the first quarter of fiscal 2002, the period that the severance packages were communicated to the affected employees. The expected loss on the sale of inventory will be recorded as the inventory is sold or otherwise disposed of.

    Additionally, consistent with prior years, the Company will make decisions to close stores in the normal course of business. During fiscal 2001, the Company recorded expenses of $2.8 million related to the closure of stores not included in the 2001 Closure Plan.

    In fiscal 2000, the Company accrued expenses of $4.9 million related to the closure of stores. There was no significant provision made in fiscal 1999. The actual costs incurred for stores closed in fiscal 2000 approximates the amounts accrued in that period.

3.  Acquisitions

    In July 1998, the Company completed its acquisition of Western Drug Distributors, Inc. (Western). As a Drug Emporium franchise, Western operated 20 stores, 18 in Washington (mainly in the greater Seattle/Tacoma area) and two in the Portland, Oregon area. The transaction was accounted for as a purchase and results of operations for the former Western stores are included with those of the Company since completion of the acquisition. The goodwill associated with the transaction is being amortization over twenty-five years using the straight-line method.

    In October 1999, the Company completed the net acquisition of 31 (32 stores were acquired and one was closed) stores located in California from the Rite Aid Corporation. Two additional stores were acquired in the first quarter of 2001 under the terms which governed the October 1999 acquisition. One of these two locations was immediately sold. These stores contributed approximately $269 and $66 million in sales to fiscal years 2001 and 2000, respectively. The total purchase price of the acquisition was approximately $151 million. Goodwill of $102 million associated with this transaction is being amortized over 25 years using the straight-line method.

4.  Short-Term Borrowings

    The Company has available two unsecured and uncommitted lines of credit, each with a $10 million credit limit, which expire on March 1, 2001, and August 7, 2001. At the end of fiscal 2001, $20.0 million was outstanding under these facilities.

5.  Long-Term Debt

    The Company has an unsecured committed revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. At the end of fiscal 2001, $75.0 million was outstanding under this line of credit with a weighted average interest rate of 7.23%. The amount outstanding has been included in long-term debt, as the Company does not plan to pay down this line of credit over the next 12-month period.

    Additionally, the Company has other long-term debt associated with an equity investment in Rx America, private placement financings and other equipment financing agreements which amount to approximately $126.2 million and mature at various dates from 2004 to 2017 at interest rates ranging from 5.85% to 7.85%.

    Debt agreements contain various quarterly financial covenants that limit maximum debt to capitalization and minimum fixed charge coverage ratios. The agreements were amended to exclude the $25.6 million unusual item associated with the 2001 Closure Plan in the computation of the fixed charge. The Company was in compliance with restrictions and limitations included in these provisions.

    Long-term debt at January 25, 2001 consists of the following (Thousands):

Long-term debt	$201,161
Less current portion	3,101

Long-term portion	$198,060

     Future minimum principal payments on long-term debt are as follows:

Fiscal Year 2002	$3,101
Fiscal Year 2003	3,064
Fiscal Year 2004	2,816
Fiscal Year 2005	113,365
Fiscal Year 2006	531
Thereafter	78,284

Total	$201,161

6.  Leases

    A significant portion of store properties are leased with original terms ranging from 2 to 26 years and renewal options covering up to 20 additional years in five-year to ten-year increments. Leases normally provide for minimum annual rent with provisions for additional rent based on a percentage of sales. Lease rentals for fiscal years 2001, 2000 and 1999, respectively, were $64.3, $53.7, and $43.9 million, of which $51.2, $41.6 and $35.2 million represent minimum payments.

    Total minimum rental commitments for non-cancelable leases in effect at fiscal 2001 year-end were $55.0, $54.8, $52.8, $50.2, and $47.0 million for fiscal years 2002 through 2006, respectively and $487.2 million thereafter.

7.  RxAmerica

    In November 1997, Longs and American Drug Stores, Inc. (now Albertson's) merged their pharmacy benefit management (PBM) subsidiaries and pharmacy mail order operations. The primary benefit of the joint venture is recognized on a per claim basis to the store filling a prescription. Remaining net operating income or losses are shared equally and was not material to operations in fiscal years 2001, 2000 or 1999. In consideration of Longs 50% interest in the joint venture, Longs contributed $5.0 million in cash, a note payable for $13.2 million and assets totaling $1.6 million.

    Rx America sold the mail order business during fiscal year 2001. The Company's share of the loss from the sale of the mail order business was $1.6 million.

8.  Employee Compensation and Benefits

    The Company had approximately 22,100 full-time and part-time employees as of January 25, 2001. Virtually all full-time employees are covered by medical, dental and life insurance programs paid primarily by the Company.

    Employees who meet the eligibility requirements are entitled to Profit Sharing Plan benefits that are funded entirely by the Company. The Company also has a 401(k) plan under which employees may make voluntary contributions. The Company matches a limited portion of the employee contributions each year.

    Contributions to the plans were $11.5 million for fiscal year 2001 and $11.0 million for fiscal years 2000 and 1999. Contributions are made in cash and treasury shares of Longs common stock. Matching contributions paid by the Company to the 401(k) plan and included above were $3.1 million, $1.8 million and $.9 million for fiscal years 2001, 2000 and 1999, respectively.

    In April 1995, the Board of Directors approved the Longs Drug Stores Corporation Deferred Compensation Plan of 1995. The plan provides eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on dates selected by the participants in accordance with the terms of the plan. The plan provides for the total deferred compensation obligation under the plan of $10.0 million. Deferred compensation was $8.1 million and $6.1 million at 2001 and 2000 fiscal year-ends.

9.  Taxes on Income

    Significant components of the Company's deferred tax assets and liabilities as of January 25, 2001 and January 27, 2000 are as follows:

	Fiscal Year
	2001	2000
	Thousands
Deferred Tax Assets:
Reserve for vacation pay	$11,901	$10,979
Reserve for underperforming stores	10,948	—
Reserve for workers' compensation	8,260	8,010
Reserve for deferred compensation	2,998	2,508
State income tax	2,593	2,484
Capitalized interest	2,264	2,824
Reserve for health benefits	1,789	2,107
Other	15,437	14,615

	56,190	43,527

Deferred Tax Liabilities:
Depreciation	20,744	25,911
Inventories	4,437	4,654
Basis of property	3,540	3,598
Other	11,433	8,780

	40,154	42,943

Net deferred tax asset	$16,036	$584

     Income tax expense is summarized as follows:

	Fiscal Year
	2001	2000	1999
	Thousands
Current
Federal	$38,755	$36,811	$35,760
State	6,097	7,794	8,514

	44,852	44,605	44,274
Deferred	(15,452)	295	(4,574)

Total	$29,400	$44,900	$39,700

     The reconciliation between the federal statutory tax rate and the Company's effective tax rates are as follows:

	Fiscal Year
	2001	2000	1999
	%	%	%
Federal income taxes at statutory rate	35.00	35.00	35.00
State income tax net of federal benefits	5.16	4.82	5.01
Benefits of wage credits	(0.83)	(0.38)	(0.24)
Benefits of ESOP dividends	—	(0.29)	(1.29)
Other	0.25	0.28	0.04

	39.58	39.43	38.52

10.  Stockholders' Equity

    Authorized capital stock consists of 120 million shares of common stock, $.50 par value, and 30 million shares of preferred stock. Each outstanding share of common stock has a Preferred Stock Purchase Right (expiring in September 2006) which is exercisable only upon the occurrence of certain change in control events. These new rights replaced previous rights which expired in September 1996. There have been no events that would allow these rights to be exercised.

    The Board of Directors authorized the repurchase of up to 2,000,000 shares of its common stock in November 1999. The authorization provided for a maximum expenditure of $80 million and expires in November 2004. During fiscal 2001, 1,445,235 shares were purchased under this authorization for a total cost of $28.5 million. The Company also repurchased 1,315,790 shares of its common stock from the Estate of Vera M. Long at a total cost of $25.0 million. This purchase was made pursuant to a separate authorization by the Board of Directors in February, 2000. This authorization expired in June 2000. In addition, the Company sold 45,688 shares of common stock back to the Profit Sharing Plan for $1.1 million, resulting in net stock repurchases of $52.4 million. Stock repurchases are made at the discretion of the Board of Directors and are dependent upon the market price and available cash.

11.  Stock Incentive Plans

    The Company has two separate plans under which it may grant options to purchase shares of the Company's common stock and other awards of common stock to key employees. The 1995 Long Term Incentive Plan authorized the issuance of 1,400,000 shares of common stock in the form of stock options, incentive stock options and stock awards. The Non-Executive Long-Term Incentive Plan authorized the issuance of 1,000,000 shares of common stock of the Company and contains similar provisions to those of the 1995 Long-Term Incentive Plan, except that it does not allow for incentive stock options or grants to owners or directors of the Company. There are 628,785 and 649,800 shares of common stock available for grant under the 1995 Long-Term Incentive Plan and Non-Executive Long-Term Incentive Plan, respectively.

    Generally, options are granted with an exercise price at not less than 100% of the closing market price on the date of the grant. The Company's options generally become exercisable in installments of 30% after the third year, 60% after the fourth year, and 100% after the fifth anniversary of the grant date and have a maximum term of 10 years. The Company's stock option award plans contain provisions for automatic vesting upon change of control.

    Stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period. Recipients have voting rights to the shares and dividends are credited to the shares during the restriction period. However, transfer of ownership of the shares is dependent on continued employment for periods of one to five years. The portion not yet expensed for this program ($4.5 million) at January 25, 2001 has been netted against Additional Capital. During fiscal years 2001, 2000 and 1999, the number of shares of common stock granted under the plans as stock awards were 176,400, 101,720 and 122,250, respectively.

Stock Options

    Following is a summary of option activity for the fiscal year ended January 25, 2001:

	Shares	Weighted Average Exercise Price
Outstanding at January 27, 2000	—	—
Granted	573,850	$20.10
Exercised	—	—
Forfeited	(4,600)	19.41

Outstanding at January 25, 2001	569,250	$20.10

    None of these shares were exercisable at January 25, 2001.

    Following is a summary of options outstanding and exercisable as of January 25, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$18.60 to $20.93	487,750	9.5	$19.58
$20.94 to $23.25	81,500	9.3	23.21

	569,250	9.5	$20.10	0	0

    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Fiscal Year 2001
Dividend yield	0.56%
Expected Volatility	29.21%
Risk-free interest rate	6.20%
Expected life (years)	4.1

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of this statement, the Company's pro forma net earnings and earnings per share would have been as follows:

Fiscal Year 2001
Net earnings (Thousands):
As reported	$44,884
Pro forma	44,768
Basic earnings per share:
As reported	$1.19
Pro forma	1.19
Diluted earnings per share:
As reported	$1.19
Pro forma	1.18

12.  Legal Matters

    The Company is subject to various lawsuits and claims arising out of its businesses. In the opinion of management, after consultation with counsel, the disposition of these matters is not likely to have a material adverse effect, individually or in the aggregate, on the Company's financial position, results of operations, or liquidity.

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230
Tel: (415) 783-4000
Fax: (415) 783-4329
www.us.deloitte.com

                                  Deloitte
                                  & Touche

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Longs Drug Stores Corporation
Walnut Creek, California

    We have audited the accompanying consolidated balance sheets of Longs Drug Stores Corporation and its subsidiary (the "Company") as of January 25, 2001 and January 27, 2000, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for each of the three fiscal years in the period ended January 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 25, 2001 and January 27, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 25, 2001 in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California
February 27, 2001

Deloitte
Touche
Tohmatsu

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Officers and Directors

    Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2001 annual meeting of stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

    Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2001 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2001 annual meeting of stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2001 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

    The Financial Statements which are filed with this Form 10-K at pages 12 to 25. No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

(a)
(1)  Not applicable

(a)
(2)  Not applicable.

(a)
(3)  EXHIBITS

Exhibit No.

3.	Articles of Incorporation and By-Laws
	a.	Restated Articles of Incorporation, amended June 3, 1997, as incorporated herein by reference, as previously filed with the Commission on September 12, 1997, as Exhibit 1 to Form 10-Q.
	b.	By-Laws of Longs Drug Stores Corporation, dated November 14, 2000, is incorporated herein as Exhibit 3(b) to Form 10-K.
10.	Material Contracts
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
	d.	Amendments to the Longs Drug Stores Corporation Deferred Compensation Plan of 1995.
e.
Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 20, 1996 is incorporated herein by reference as previously filed with the Commission on September 16, 1996, as Exhibit 1 to Form 8-K.
	f.	Credit Agreement dated October 14, 1999 is incorporated herein by reference as previously filed with the Commission on April 13, 2000, as Exhibit 10(h) to Form 10-K.
g.
Employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer, and Treasurer, dated April 17, 2000 is incorporated by reference as previously filed with the Commission on September 11, 2000, as Exhibit 10.1 to Form 10-Q.

h.
Amendment to Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 15, 2000, between the Company and Chase Mellon Shareholder Services, L.L.C. is incorporated herein by reference as previously filed with the Commission on December 11, 2000, as Exhibit 4(a) to Form 10-Q.
	i.	The Non-Executive Long-Term Incentive Plan.
21.	Subsidiary of the Registrant—Longs Drug Stores California, Inc., a California Corporation
23.	Independent Auditors' Consent
(b)
REPORTS ON FORM 8-K

      There have been no reports on Form 8-K filed during the quarter ended January 25, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)
Date	April 13, 2001	/s/ S. F. MCCANN (S. F. McCann) Senior Vice President, Chief Financial Officer, and Treasurer
Date	April 13, 2001	/s/ G. L. WHITE (G. L. White) Vice President—Controller and Assistant Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date		Signature

April 13, 2001	By	/s/ R. M. LONG (R. M. Long) Chairman of the Board and Director
April 13, 2001	By	/s/ S. D. ROATH (S. D. Roath) President, Chief Executive Officer and Director
April 13, 2001	By	/s/ R. M. BROOKS (R. M. Brooks) Director
April 13, 2001	By	/s/ W. L. CHENEVICH (W. L. Chenevich) Director

April 13, 2001	By	/s/ W. G. COMBS (W. G. Combs) Director
April 13, 2001	By	/s/ M. S. METZ, PH.D. (M. S. Metz, Ph.D) Director
April 13, 2001	By	/s/ R. A. PLOMGREN (R. A. Plomgren) Retired Senior Vice President and Director
April 13, 2001	By	/s/ G. H. SAITO (G. H. Saito) Director
April 13, 2001	By	/s/ H. R. SOMERSET (H. R. Somerset) Director
April 13, 2001	By	/s/ D. L. SORBY, PH.D. (D. L. Sorby, Ph.D.) Director
April 13, 2001	By	/s/ T. R. SWEENEY (T. R. Sweeney) Director
April 13, 2001	By	/s/ F. E. TROTTER (F. E. Trotter) Director
April 13, 2001	By	/s/ A. G. WAGNER (A. G. Wagner) Director

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Stockholders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures of Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Officers and Directors
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  Financial Statements and Schedules