Form 10-Q
period 2001-04-26
LONGS DRUG STORES CORP
filed 2001-06-11
CIK 764762

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 26, 2001

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

Yes /x/  No / /

    There were 37,784,561 shares of common stock outstanding as of May 24, 2001.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Statements of Condensed Consolidated Income (unaudited)

	For the Quarters Ended
	April 26, 2001	April 27, 2000
	(Thousands Except Per Share Amounts)
Sales	$1,032,063	$955,731
Cost and expenses:
Cost of merchandise sold	769,385	709,337
Operating and administrative	240,634	224,129
Provision for store closures, net	(982)	(1,074)
Interest expense	4,059	3,575
Interest income	(333)	(202)

Income before taxes on income	19,300	19,966
Taxes on income	7,700	8,000

Net income	$11,600	$11,966

Net income per common share:
Basic	$0.31	$0.31
Diluted	$0.31	$0.31
Dividends	$0.14	$0.14
Weighted average number of shares outstanding:
Basic	37,249	39,123
Diluted	37,578	39,184

See notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

	April 26, 2001	April 27, 2000	Janaury 25, 2001
	(Thousands Except Share Information)
	——————— (Unaudited) ———————
ASSETS
Current Assets:
Cash and equivalents	$59,014	$40,739	$44,692
Pharmacy and other receivables, net	105,697	88,157	104,306
Merchandise inventories	415,502	429,746	424,339
Deferred income taxes	26,192	26,453	26,891
Other	5,821	8,195	7,913

Total current assets	612,226	593,290	608,141

Property:
Land	108,355	105,930	108,459
Buildings and leasehold improvements	473,357	435,174	466,581
Equipment and fixtures	432,219	377,699	423,915
Beverage licenses	8,211	8,010	8,150

Total property at cost	1,022,142	926,813	1,007,105
Less accumulated depreciation	432,364	384,091	418,659

Property, net	589,778	542,722	588,446

Goodwill, net	127,415	136,665	134,594
Other assets	24,549	23,273	22,486

Total	$1,353,968	$1,295,950	$1,353,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$262,938	$225,913	$253,338
Short-term borrowings	10,000	—	20,000
Employee compensation and benefits	77,545	74,863	77,211
Taxes payable	43,724	44,196	59,789
Current portion of long-term debt	3,141	3,058	3,101
Other	30,098	32,890	35,255

Total current liabilities	427,446	380,920	448,694

Long-term debt	210,626	188,793	198,060
Deferred income taxes and other long-term liabilities	23,041	33,542	23,118
Commitments and Contingencies
Stockholders' Equity:
Common stock (37,783,000, 39,226,000 and 37,367,000 shares outstanding)	18,892	19,613	18,683
Additional capital	146,955	141,675	136,734
Common stock contribution to Profit Sharing Plan	—	—	7,695
Retained earnings	527,008	531,407	520,683

Total stockholders' equity	692,855	692,695	683,795

Total	$1,353,968	$1,295,950	$1,353,667

See notes to Condensed Consolidated Financial Statements.

Statements of Condensed Consolidated Cash Flows (unaudited)

	For the Quarters Ended
	April 26, 2001	April 27, 2000
	(Thousands)
Operating Activities
Net income	$11,600	$11,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,922	14,826
Amortization	1,679	1,609
Deferred income taxes and other	622	(2,770)
Amortization of restricted stock awards	509	783
Common stock contribution to benefit plans	2,085	—
Tax benefits credited to stockholders' equity	141	61
Changes in assets and liabilities:
Pharmacy and other receivables	(1,391)	6,260
Merchandise inventories	8,837	4,251
Other current assets	2,092	5,382
Current liabilities	(5,717)	29,012

Net cash provided by operating activities	37,379	71,380

Investing Activities:
Payments for property additions, store acquisitions and other assets	(23,774)	(34,320)
Proceeds from property dispositions	3,386	1,251

Net cash used in investing activities	(20,388)	(33,069)

Financing Activities:
Proceeds from long-term borrowings	12,606	8,833
Repayments of short-term borrowings	(10,000)	—
Repurchase of common stock from Profit Sharing Plan, net	—	(2,067)
Repurchase of common stock	—	(15,174)
Dividend payments	(5,275)	(5,568)

Net cash used in financing activities	(2,669)	(13,976)

Increase in cash and equivalents	14,322	24,335
Cash and equivalents at beginning of period	44,692	16,404

Cash and equivalents at end of period	$59,014	$40,739

Supplemental schedule of non-cash activities:
Income taxes paid	$15,494	$12,716

See notes to Condensed Consolidated Financial Statements.

Statements of Condensed Consolidated Stockholders' Equity

For the Year Ended January 25, 2001 and the Quarter Ended April 26, 2001

				Common Stock Contributions to Profit Sharing Plan
	Common Stock
(Thousands)			Additional Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 27, 2000	39,385	$19,692	$135,358	$10,181	$537,463	$702,694
Net income					44,884	44,884
Dividends ($.56 per share)					(21,323)	(21,323)
Profit Sharing Plan:
Issuance of stock for FY00 contribution	550	275	9,906	(10,181)		—
Stock portion of FY01 contribution				7,695		7,695
Sale of stock to plan	46	23	1,030			1,053
Purchase of stock from plan	(298)	(149)	(5,810)			(5,959)
Restricted stock awards, net	147	73	2,394			2,467
Tax expense related to stock awards			(182)			(182)
Repurchase of common stock	(2,463)	(1,231)	(5,962)		(40,341)	(47,534)
Balance at January 25, 2001	37,367	$18,683	$136,734	$7,695	$520,683	$683,795
Unaudited:
Net income					11,600	11,600
Dividends ($.14 per share)					(5,275)	(5,275)
Profit Sharing Plan:
Issuance of stock for FY01 contribution	287	144	7,551	(7,695)		—
Contribution of stock to 401(k) plan	73	37	2,048			2,085
Restricted stock awards, net	56	28	481			509
Tax expense related to stock awards			141			141
Balance at April 26, 2001	37,783	$18,892	$146,955	$—	$527,008	$692,855

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation ("Longs" or the "Company") and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company previously filed with the SEC on Form 10-K for the year ended January 25, 2001, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods. The Condensed Consolidated Financial Statements for the periods ended April 26, 2001, and April 27, 2000, are unaudited. The Condensed Consolidated Balance Sheet at January 25, 2001, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the year ended January 25, 2001.

2.
Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3.
In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company adopted SFAS No. 133 in the first quarter of fiscal 2002. The Company does not invest in derivative instruments as such term is defined under SFAS 133. Adoption of SFAS 133 had no impact on the Company's financial statements.

4.
The Company has an unsecured committed revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. At the end of first quarter fiscal 2002, $90.0 million was outstanding under this line of credit with a weighted average interest rate of 6.34%. The amount outstanding has been included in long-term debt as the Company does not plan to pay down this line of credit over the next 12-month period.

  Additionally, the Company has other long-term debt associated with an equity investment in Rx America, private placement financings, and other equipment financing agreements which amount to approximately $126.1 million and mature at various dates from 2004 to 2017 at interest rates ranging from 5.85% to 7.85%.

  Debt agreements contain various quarterly financial covenants that limit maximum debt to capitalization and minimum fixed charge coverage ratios. The agreements were amended to exclude a $25.6 million charge recorded in the fourth quarter of fiscal 2001 from the computation of the fixed charge. As of April 26, 2001, the Company was in compliance with restrictions and limitations included in these provisions.

5.
The following is a reconciliation of the number of shares (denominator) used in the Company's basic and diluted net income per share computations (shares in thousands):

	Quarter Ended April 26, 2001		Quarter Ended April 27, 2000
	Shares	Per Share	Shares	Per Share
Basic net income per share	37,249	$0.31	39,123	$0.31
Effect of dilution from:
Restricted stock awards	162	—	61	—
Stock options	167	—	—	—

Diluted net income per share	37,578	$0.31	39,184	$0.31

6.
The Company accrues an estimate for the costs associated with closing stores in the period in which the store is identified and approved by management under a plan of termination. This includes the method of disposition and the expected date of completion. Costs include direct costs to terminate a lease or sub-lease a property and the difference between book value and estimated recovery of fixed assets.

  In first quarter of fiscal 2002, the Company reduced the reserve for estimated expense for closed stores by $1.0 million. The first quarter of fiscal 2001 included a similar reduction of $1.1 million. The Company closed one store in the normal course of business in the first quarter of fiscal 2002.

  In January 2001 the Board of Directors approved a plan to close 15 underperforming stores ("2001 Closure Plan"). The Company closed 14 stores pursuant to the 2001 Closure Plan during the first quarter of fiscal 2002. A summary of the costs associated with the 2001 Closure Plan incurred to date and revisions to the original estimates are as follows:

	(In millions)
Description	Reserve Balance at January 25, 2001	Increases / (Decreases) to Reserve amount	Amounts charged against reserve	Reserve Balance at April 26, 2001
Loss on disposition of fixed assets	$7.7	$—	$(0.1)	$7.6
Write-off of goodwill	5.6	—	(5.6)	—
Real estate related expenses	11.2	—	(0.5)	10.7
Other closing costs	1.1	—	(0.3)	0.8
Employment related costs	—	1.0	(0.8)	0.2
Gain on sale of other assets	—	(1.0)	1.0	—

Total	$25.6	$—	$(6.3)	$19.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy sales trends, prescription margins, margin improvement, third-party warehouse performance, number of store openings, and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, but are not limited to, among other things, changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to successfully implement new computer systems and technology; the impact of rising energy costs on our operations; our ability to smoothly transition our California warehouse operations from third-party to self-operation; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarterly report under "Factors Affecting Our Future Prospects" and elsewhere or any of our other SEC filings. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances

Sales

    First quarter fiscal 2002 sales increased 8.0% to $1.032 billion compared to $956 million in the same quarter last year. Total same-store sales increased 6.6% as compared to the corresponding quarter of fiscal 2001.

    Pharmacy sales increased 15.6% for the quarter, led by a 9.0% increase in the average retail price per prescription and a 5.6% increase in script volume. Pharmacy same-store sales increased 14.3% over the same quarter of the prior fiscal year. Pharmacy sales represented 44.6% of total sales for the quarter, up from 41.8% in the same quarter last year and up from 41.1% of total sales for the preceding fiscal year. Pharmacy sales as a percent of total sales continue to increase as a result of new branded pharmaceuticals and aggressive direct-to-consumer advertising by drug manufacturers.

    Pharmacy sales reimbursed through managed care arrangements (third-party sales) increased to 89.1% compared to 87.8% in the same quarter last year.

    Front-end sales increased 2.6% for the quarter. Same-store front-end sales as compared to the corresponding quarter of fiscal 2000 increased 1.1%.

Gross Margins

    Gross margin dollars for the quarter increased 6.6% to $262.7 million from $246.4 million in the same quarter last year. Gross margin as a percent of sales for first quarter fiscal 2002 declined slightly to 25.45% from 25.78% for the same quarter last year. The overall margin decline was due primarily to inventory liquidation costs associated with our plan to close 15 underperforming stores and the continued increase in lower margin pharmacy sales.

    We use the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $2.0 million for the first quarter fiscal 2002 compared to $3.8 million in the same quarter last year.

Operating and Administrative Expenses

    In first quarter fiscal 2002, operating and administrative expenses decreased as a percent of sales to 23.32% from 23.45% for the same quarter last year. This reduction reflected our efforts to reduce wages, advertising and supplies expenses. These improvements were partially offset by higher facility expenses and e-retailing expenses.

Provision for Store Closures

    We accrue an estimate for the costs associated with closing stores in the period in which the store is identified and approved by management under a plan of termination. This includes the method of disposition and the expected date of completion. Costs include direct costs to terminate a lease or sub-lease a property and the difference between book value and estimated recovery of fixed assets.

    In first quarter of fiscal 2002, we reduced the reserve for estimated expense for closed stores by $1.0 million. The same quarter last year included a similar reduction of $1.1 million. We closed one store in the normal course of business during the first quarter of fiscal 2002.

    In January 2001 the board of directors approved a plan to close 15 underperforming stores ("2001 Closure Plan"). We closed 14 stores pursuant to the 2001 Closure Plan during the first quarter of fiscal 2002. A summary of the costs associated with the 2001 Closure Plan incurred to date and revisions to the original estimates are as follows:

	—(In millions)—
Description	Reserve Balance at January 25, 2001	Increases / (Decreases) to Reserve amount	Amounts charged against reserve	Reserve Balance at April 26, 2001
Loss on disposition of fixed assets	$7.7	$—	$(0.1)	$7.6
Write-off of goodwill	5.6	—	(5.6)	—
Real estate related expenses	11.2	—	(0.5)	10.7
Other closing costs	1.1	—	(0.3)	0.8
Employment related costs	—	1.0	(0.8)	0.2
Gain on sale of other assets	—	(1.0)	1.0	—

Total	$25.6	$—	$(6.3)	$19.3

Income Before Taxes/Net Income

    Income before taxes was $19.3 million compared to $20.0 million for the same quarter of last year. Net interest expense for the first quarter fiscal 2002 was $3.7 million compared to $3.4 million for the same quarter of last year. Net interest expense increased in first quarter fiscal 2002 compared to first quarter fiscal 2001 primarily from interest expense on debt incurred for stock repurchases in the second quarter of fiscal 2001.

    Net income was $11.6 million for the quarter compared to $12.0 million the same quarter of last year, a 3.3% decrease.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position

    Cash provided by operating activities for the first quarter of fiscal 2002 decreased by $34.0 million compared to the first quarter of the prior fiscal year, primarily due to reductions in accounts payable. Debt incurred for the acquisition of 31 stores in the third quarter of fiscal 2000 included the purchase of inventories. As that inventory was sold, accounts payable increased as a result of the replenishment of that inventory. That increase in accounts payable is reflected in cash provided by operating activities for the first quarter of fiscal 2001.

    Cash used in investing activities for the first quarter of fiscal 2002 decreased by $12.7 million compared to the same quarter last year, primarily due to decreases in capital expenditures. First quarter fiscal 2001 included capital expenditures for renovations of stores acquired in the third quarter of fiscal 2000, enhancing store technology and e-retailing costs.

    During the first quarter of fiscal 2002, we opened four new stores and closed fifteen stores. We currently intend on opening at least an additional 16 new stores in fiscal year 2002, bringing the total number of new stores to more than 20 for fiscal 2002. As of the end of fiscal 2002, the total number of stores is expected to be approximately 435.

    Net capital expenditures for the first quarter fiscal 2002 were $20.4 million. We estimate our capital expenditures for fiscal 2002 to be approximately $100 million, supporting the increase in new stores, continued investment in technology and in our existing store base.

    We have available an unsecured and uncommitted $10 million line of credit which expires on August 7, 2001. At the end of the first quarter of fiscal 2002, $10.0 million was outstanding under this facility.

    We have an unsecured committed revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. At the end of the first quarter fiscal 2002, $90.0 million was outstanding under this line of credit with a weighted average interest rate of 6.34%. The amount outstanding has been included in long-term debt, as we do not plan to pay down this line of credit over the next 12-month period.

    Additionally, we have other long-term debt associated with an equity investment in Rx America, private placement financings and other equipment financing agreements which amount to approximately $126.1 million and mature at various dates from 2004 to 2017 at interest rates ranging from 5.85% to 7.85%.

    Debt agreements contain various quarterly financial covenants that limit maximum debt to capitalization and minimum fixed charge coverage ratios. The agreements were amended to exclude a $25.6 million charge recorded in the fourth quarter of fiscal 2001 from the computation of the fixed charge. As of April 26, 2001, we were in compliance with restrictions and limitations included in these provisions.

    Our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock in November 1999. The authorization provided for a maximum expenditure of $80 million and expires in November 2004. We have purchased 1,146,868 shares to date under this authorization at a total cost of $22.5 million. No repurchases were made during the first quarter of fiscal 2002. Stock repurchases are made at the discretion of our board of directors and are dependent upon the market price and available cash.

    We believe that cash on hand, together with cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

New Accounting Pronouncements

    In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. We adopted SFAS

No. 133 in the first quarter of fiscal 2002. We do not invest in derivative instruments as such term is defined under SFAS 133. Adoption of SFAS 133 had no impact on us.

Factors Affecting Our Future Prospects

    You should carefully read the following factors affecting our future prospects.

The markets in which we operate are very competitive, and further increases in competition could adversely affect us.

    We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers. We may not be able to compete effectively against them. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which would require us to increase our sales volume and to sell higher-margin products and services at reduced prices to remain competitive. We cannot assure you that we will be able to continue to compete effectively in our markets or increase our sales volume or margins in response to further increased competition.

Changes in third-party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on us.

    We are reimbursed by third-party payors for approximately 89% of all the prescription drugs that we sell. These third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, Medicare may cover some of the prescriptions drugs that we now sell at retail prices, and we may be reimbursed at prices lower than our current retail prices. If third-party payors reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced and the profitability of our business could be adversely affected.

We are substantially dependent on a single supplier of pharmaceutical products and our other suppliers to sell products to us on satisfactory terms.

    We obtain approximately 95% of our pharmaceutical supplies from a single supplier, Bergen Brunswig, pursuant to a long-term supply contract. Pharmacy sales represented approximately 45% of our total sales during the first quarter of fiscal 2002, and therefore our relationship with Bergen is significant to us. Any significant disruptions in our relationships with our major suppliers, particularly our relationship with Bergen, could have a material adverse effect on us.

    In March 2001 Bergen Brunswig and AmeriSource announced that their boards of directors have approved a merger which is subject to regulatory approval. Although we do not expect the merger to enhance the risk described above, the impact is not known to us at this time.

We are subject to governmental regulations, procedures, and requirements; our noncompliance or their significant change could have a material adverse affect on us.

    Our pharmacy business is subject to several federal, state, and local regulations. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations and prohibitions against paid referrals of patients. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties and could adversely affect us. Furthermore, our pharmacies could be affected by federal and state reform programs, such as healthcare reform initiatives, and any new federal or state programs could also adversely affect us.

Certain risks are inherent in the provision of pharmacy services, and our insurance may not be adequate to cover all claims against us.

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

Any adverse change in general economic conditions can adversely affect consumer-buying practices and reduce our sales of front-end products, which are our higher-margin products.

    If the economy continues to slow and unemployment increases or inflationary conditions worry consumers, they may decrease their purchases, particularly of products other than pharmaceutical products that they need for health reasons. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any decrease in our sales of front-end products will decrease our profitability.

Our ability to attract and retain pharmacy personnel and other key personnel is important to the continued success or our business.

    There is currently a shortage of licensed pharmacists in the markets where we operate. We have recently entered into a joint venture agreement with Bergen Brunswig to operate prescription fill centers in an initial response to this shortage. The success of the prescription fill center, scheduled to open in June 2001, is important to our ability to meet the shortage of pharmacists. Additionally, the economy has made it difficult to retain key management personnel. Our inability to attract and retain pharmacists and other key personnel could adversely affect us.

The energy crisis may result in increases in operating and administrative expenses in fiscal 2002.

    We currently operate 347 stores in the state of California, which is currently experiencing an energy shortage that has caused power outages. California utility companies have announced significant increases in energy rates which will be reflected in our billings in the second quarter of fiscal 2002. These shortages may expand to other markets in which we operate. We have taken such steps as reducing store lighting in an effort to conserve energy, but the volatility of energy rates may result in increases which would cause an increase in our operating and administrative expenses.

Changes in the supply chain, including the transition from third-party warehouse distribution to self-distribution, could result in increased costs.

    We are reevaluating our entire supply chain which we believe puts us in a competitive disadvantage with our competitors in our cost of merchandise. These changes could result in significant investment in systems. We have reached agreement with our third-party warehouse operator in Northern and Southern California to terminate our operating agreement. We expect to assume operation of the warehouses by the third quarter of fiscal 2002. While we have experience in operating our Hawaii warehouse and mainland pharmacy distribution center, we may incur unanticipated start-up costs and other possible disruptions which may impact our operations.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Market Risk

    We do not undertake any specific actions to cover exposure to interest rate risk, and we are not a party to any interest rate risk management transactions.

    We have not purchased and do not hold any derivative financial instruments.

    A 63 basis point move in interest rates (10% of our floating financial instruments) would have an immaterial effect on our pretax income and cash flow over the next year. The 63 basis point move in interest rates would also have an immaterial effect on the fair value of our fixed rate financial instruments.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    On June 5, 2001 an Alameda County jury rendered a verdict in favor of six plaintiffs who were former employees of ours. The aggregate amount awarded to the plaintiffs was $300,000 related to their claims of intentional infliction of emotional distress. The judge has scheduled a hearing for June 18, 2001 to determine punitive damages, if any. We intend to rigorously defend ourselves against this action.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  There have been no reports on Form 8-K filed during the quarter ended April 26, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Longs Drug Stores Corporation (Registrant)
Date: June 11, 2001	/s/ STEVEN F. MCCANN Steven F. McCann Senior Vice President—Chief Financial Officer and Treasurer (Chief Financial Officer)
Date: June 11, 2001	/s/ GROVER L. WHITE Grover L. White Vice President, Controller (Principal Accounting Officer)

Longs Drug Stores Corporation

QuickLinks

Table of Contents
PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures of Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES