Form 10-Q
period 2001-07-26
LONGS DRUG STORES CORP
filed 2001-09-10
CIK 764762

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 26, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-8978

LONGS DRUG STORES CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	68-0048627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
141 North Civic Drive Walnut Creek, California	94596
(Address of principal executive offices)	(Zip Code)

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

Yes  X       No

There were 37,864,261 shares of common stock outstanding as of August 23, 2001.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Statements of Condensed Consolidated Income (unaudited)

	For the Quarter Ended		For the Two Quarters Ended
	July 26, 2001	July 27, 2000	July 26, 2001	July 27, 2000
	(Thousands Except Per Share Information)
Sales	$1,041,926	$991,117	$2,073,989	$1,946,848
Cost and expenses:
Cost of merchandise sold	771,862	729,876	1,541,247	1,439,213
Operating and administrative	247,837	228,342	488,471	452,471
Provision for store closures	—	—	(982)	(1,074)
Interest expense	3,801	4,221	7,860	7,796
Interest income	(220)	(141)	(553)	(343)

Income before taxes on income	18,646	28,819	37,946	48,785
Taxes on income	7,400	11,600	15,100	19,600

Net income	$11,246	$17,219	$22,846	$29,185

Net income per common share:
Basic	$0.30	$0.46	$0.61	$0.76
Diluted	$0.30	$0.46	$0.61	$0.76
Dividends	$0.14	$0.14	$0.28	$0.28
Weighted average number of shares outstanding:
Basic	37,432	37,633	37,340	38,378
Diluted	37,703	37,836	37,640	38,510

See notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

	July 26, 2001	July 27, 2000	January 25, 2001
	(Thousands Except Share Information)
	——————— (Unaudited) ———————
ASSETS
Current Assets:
Cash and equivalents	$61,521	$29,496	$44,692
Pharmacy and other receivables, net	101,475	108,936	104,306
Merchandise inventories	397,504	410,121	424,339
Deferred income taxes	27,911	28,958	26,891
Other	5,107	8,694	7,913

Total current assets	593,518	586,205	608,141

Property:
Land	108,948	109,660	108,459
Buildings and leasehold improvements	478,832	446,251	466,581
Equipment and fixtures	440,525	397,407	423,915
Beverage licenses	8,238	8,038	8,150

Total property at cost	1,036,543	961,356	1,007,105
Less accumulated depreciation	442,868	395,060	418,659

Property, net	593,675	566,296	588,446

Goodwill, net	125,881	137,725	134,594
Other assets	25,804	21,208	22,486

Total	$1,338,878	$1,311,434	$1,353,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$246,441	$222,548	$253,338
Short-term borrowings	10,000	—	20,000
Employee compensation and benefits	79,961	75,267	77,211
Taxes payable	45,172	48,014	59,789
Current portion of long-term debt	3,156	3,064	3,101
Other	30,147	26,692	35,255

Total current liabilities	414,877	375,585	448,694

Long-term debt	195,368	233,656	198,060
Deferred income taxes and other long-term liabilities	28,263	31,917	23,118
Commitments and contingencies
Stockholders' Equity:
Common stock (37,830,000, 37,385,000 and 37,367,000 shares outstanding)	18,915	18,693	18,683
Additional capital	148,491	136,133	136,734
Common stock contribution to Profit Sharing Plan	—	—	7,695
Retained earnings	532,964	515,450	520,683

Total stockholders' equity	700,370	670,276	683,795

Total	$1,338,878	$1,311,434	$1,353,667

See notes to Condensed Consolidated Financial Statements.

Statements of Consolidated Cash Flows (unaudited)

	For the Two Quarters Ended
	July 26, 2001	July 27, 2000
	(Thousands)
Operating Activities
Net income	$22,846	$29,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,171	30,279
Amortization	3,286	3,260
Deferred income taxes and other	4,125	(6,900)
Amortization of restricted stock awards	1,017	1,633
Common stock contribution to benefit plans	3,136	—
Tax benefits credited to stockholders' equity	141	61
Changes in assets and liabilities:
Pharmacy and other receivables	2,831	(14,519)
Merchandise inventories	26,835	23,876
Other current assets	2,806	4,883
Current liabilities	(12,800)	23,671

Net cash provided by operating activities	$88,394	$95,429

Investing Activities:
Payments for property additions, store acquisitions and other assets	(52,076)	(74,482)
Receipts from property dispositions	3,713	1,740

Net cash used in investing activities	(48,363)	(72,742)

Financing Activities:
Proceeds from (repayments on) long-term borrowings	(2,637)	53,702
Repayments of short-term borrowings	(10,000)	—
Repurchase of common stock from Profit Sharing Plan, net	—	(4,906)
Repurchase of common stock	—	(47,534)
Dividend payments	(10,565)	(10,857)

Net cash used in financing activities	(23,202)	(9,595)

Increase in cash and equivalents	16,829	13,092
Cash and equivalents at beginning of period	44,692	16,404

Cash and equivalents at end of period	$61,521	$29,496

Supplemental disclosure of cash flow information:
Income taxes paid	$15,494	$21,946

See notes to Condensed Consolidated Financial Statements.

Statements of Condensed Consolidated Stockholders' Equity
For the Year Ended January 25, 2001 and the Two Quarters Ended July 26, 2001

(Thousands)

	Common Stock Shares	Amount	Additional Capital	Common Stock Contributions to Profit Sharing Plan	Retained Earnings	Total Stockholders' Equity
Balance at January 27, 2000	39,385	$19,692	$135,358	$10,181	$537,463	$702,694
Net income					44,884	44,884
Dividends ($.56 per share)					(21,323)	(21,323)
Profit Sharing Plan:
Issuance of stock for FY00 contribution	550	275	9,906	(10,181)		—
Stock portion of FY01 contribution				7,695		7,695
Sale of stock to plan	46	23	1,030			1,053
Purchase of stock from plan	(298)	(149)	(5,810)			(5,959)
Restricted stock awards, net	147	73	2,394			2,467
Tax expense related to stock awards			(182)			(182)
Repurchase of common stock	(2,463)	(1,231)	(5,962)		(40,341)	(47,534)
Balance at January 25, 2001	37,367	$18,683	$136,734	$7,695	$520,683	$683,795
Unaudited:
Net income					22,846	22,846
Dividends ($.28 per share)					(10,565)	(10,565)
Profit Sharing Plan:
Issuance of stock for FY01 contribution	287	144	7,551	(7,695)		—
Contribution of stock to 401(k) plan	120	60	3,076			3,136
Restricted stock awards, net	56	28	989			1,017
Tax benefit related to stock awards			141			141
Balance at July 26, 2001	37,830	$18,915	$148,491	$—	$532,964	$700,370

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation ("Longs" or the "Company") and its wholly-owned subsidiary, Longs Drug Stores California, Inc. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report on Form 10-K of the Company previously filed with the Commission for the year ended January 25, 2001, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods presented. The Condensed Consolidated Financial Statements for the periods ended July 26, 2001, and July 27, 2000, are unaudited. The Condensed Consolidated Balance Sheet at January 25, 2001, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended January 25, 2001.

2.
Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

3.
The financial statements have been prepared using the Last-In-First-Out (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $159.0 million at July 26, 2001, $156.1 million at July 27, 2000, and $155.6 million at January 25, 2001. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.

4.
The Company has an unsecured committed revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. At the end of second quarter of fiscal 2002, $75.0 million was outstanding under this line of credit with a weighted average interest rate of 5.66%. The amount outstanding has been included in long-term debt, as the Company does not plan to pay down this line of credit over the next 12 months.

  Additionally, the Company has other long-term debt associated with its equity investment in RxAmerica, private placement financings and other equipment financing agreements which amounted to approximately $120.4 million at the end of the second quarter fiscal 2002 and mature at various dates from 2004 to 2017 at interest rates ranging from 5.85% to 7.85%.

  The unsecured committed revolving line of credit contains various quarterly financial covenants that limit maximum debt to capitalization and minimum fixed charge coverage ratios. The agreement was amended on January 25, 2001 to exclude a $25.6 million charge recorded in the fourth quarter of fiscal 2001 from the computation of the fixed charge. The Company was in compliance with restrictions and limitations included in these provisions as of July 26, 2001.

5.
The following is a reconciliation of the number of shares (denominator) used in the Company's basic and diluted net income per share computations (shares in thousands):

	For The Quarter Ended				For the Two Quarters Ended
	July 26, 2001		July 27, 2000		July 26, 2001		July 27, 2000
	Shares	Per share	Shares	Per share	Shares	Per share	Shares	Per share
Basic net income per share	37,432	$0.30	37,633	$0.46	37,340	$0.61	38,378	$0.76
Effect of dilution from:
Restricted stock awards	171	—	188	—	166	—	124	—
Stock options	100	—	15	—	134	—	8	—
Diluted net income per share	37,703	$0.30	37,836	$0.46	37,640	$0.61	38,510	$0.76
6.
The Company accrues an estimate for the costs associated with closing stores in the period in which the store is identified and approved by management under a plan of termination which includes the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease or sub-lease a property and the difference between book value and estimated recovery of fixed assets.

  In January 2001 the Board of Directors approved a plan to close 15 underperforming stores ("2001 Closure Plan"). The Company recorded an expense of $25.6 million in fiscal 2001 associated with the 2001 Closure Plan. The Company closed 14 stores pursuant to the 2001 Closure Plan during the first quarter of fiscal 2002. A summary of the costs associated with the 2001 Closure Plan incurred to date and revisions to the original estimates are as follows:

	(In millions)
Description	Reserve Balance at January 25, 2001	Increases/ (Decreases) to Reserve amount	Amounts charged against Reserve	Reserve Balance at July 26, 2001
Loss on disposition of fixed assets	$7.7	$—	$(5.5)	$2.2
Write-off of goodwill	5.6	—	(5.6)	—
Real estate related expenses	11.2	—	(1.6)	9.6
Other closing costs	1.1	—	(0.3)	0.8
Employment related costs	—	1.0	(0.8)	0.2
Gain on sale of other assets	—	(1.0)	1.0	—

Total	$25.6	$—	$(12.8)	$12.8

  Additionally, consistent with prior years, the Company will make decisions to close stores in the normal course of business. The Company has closed one store during fiscal 2002 in addition to those closed pursuant to the 2001 Closure Plan. The closure occurred during the first quarter of fiscal 2002.

  The Company has recognized a year-to-date benefit of $1.0 million in fiscal 2002 from a reduction of the provision for store closures not included in the 2001 Closure Plan. This benefit was recognized in the first quarter of fiscal 2002. The Company recognized a similar benefit in the first quarter of fiscal 2001 of $1.1 million.  No benefit or charge was made to earnings through the provision for store closures in the second quarter of fiscal 2002 or 2001.

7.
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Also during fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, to the extent applicable. The Company has not yet determined what the effect of these Statements will be on the Company's results of operations and financial position.

8.
The Company announced its intention to exercise an option to acquire the interest of Albertson's Inc. in its joint venture, RxAmerica, on August 17, 2001, subsequent to the close of the second quarter. Longs Drugs and Albertson's are currently equal partners in RxAmerica, the joint venture pharmacy benefits management (PBM) company. The acquisition is subject to the completion of regulatory review and customary closing conditions. The Company expects to conclude the acquisition in its third fiscal quarter. The total purchase price of the acquisition is approximately $32.0 million.

9.
The Company completed a private placement financing on August 27, 2001, subsequent to the close of the second quarter, in which $50 million in senior notes were issued. The notes consist of $20 million of fully amortized notes through 2008 bearing interest at a rate of 6.46% and $30 million of interest-only notes bearing interest at a rate of 6.71% with principal due in full in 2008. The proceeds from the borrowings were used to pay down the outstanding balance on the revolving credit line and to provide additional cash for operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy sales trends, prescription margins, margin improvement, warehouse performance, number of store openings, and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, but are not limited to, among other things, changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the ability to smoothly transition warehouse operations; the ability of our automated fill center to meet expectations in filling prescriptions; the ability to complete the acquisition of full ownership of RXAmerica; the availability and cost of real estate and construction; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to successfully implement new computer systems and technology; the impact of rising energy costs on our operations; our ability to smoothly transition our California warehouse operations from third-party to self-operation; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarterly report under "Factors Affecting Our Future Prospects" and elsewhere or in any of our other SEC filings. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

Sales

    Second quarter fiscal 2002 sales increased 5.1% to $1.042 billion compared to $991 million in the same quarter of the prior year. Total same-store sales increased 4.7% as compared to the corresponding quarter of fiscal 2001.

    Pharmacy same-store sales increased 11.9% for the quarter, paced by a 9.0% increase in the average retail price per prescription and a 2.9% increase in prescription volume. Total pharmacy sales increased 12.1% over the same quarter of the prior fiscal year. Pharmacy represented 44.0% of total sales for the quarter, up from 41.3% in the same quarter of the prior year and up from 41.1% of total sales for the preceding fiscal year. Pharmacy sales as a percent of total sales continue to increase primarily as a result of new branded pharmaceuticals and aggressive direct-to-consumer advertising by drug manufacturers.

    Front-end sales increased 0.2% for the quarter. Same-store front-end sales decreased 0.4% from the same quarter of last year.

    Fiscal year-to-date sales increased 6.5% to $2.074 billion compared to $1.947 billion in the same period of the prior year. Total year-to-date same-store sales increased 5.7% over the same period of the prior year, led by same-store pharmacy sales, which increased 13.1%. Same-store front-end sales increased year-to-date over the same period of the prior year by 0.4%.

Gross Margins

    Gross margin dollars (after the charge for LIFO) for the quarter increased 3.4% to $270.1 million from $261.2 million in the same quarter last year. Gross margin as a percent of sales for the second quarter of fiscal 2002 declined to 25.9% from 26.4% for the same quarter of the prior year. The overall margin decline was due primarily to continued increases in lower-margin pharmacy sales. Pharmacy margins for the second quarter of fiscal 2002 declined compared to the same period of the prior year.

    Third-party prescription sales represented 89.4% of overall prescription sales in the second quarter of fiscal 2002 compared to 88.1% in the same quarter of the prior year. We anticipate this trend to continue as sales to third-party plans continue to increase.

    We use the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $1.4 million for the second quarter of fiscal 2002 compared to $1.4 million in the same quarter last year. The year-to-date LIFO provision was $3.4 million compared to $5.2 million for the same period last year.

Operating and Administrative Expenses

    In second quarter of fiscal 2002, operating and administrative expenses increased as a percent of sales to 23.8% from 23.0% for the same quarter last year, which included a $3.9 million or 0.4% benefit from a one-time net gain from the settlement of certain legal matters. The additional increase in operating and administrative expenses as a percent of sales was caused primarily by an increase in depreciation and other expenses related to our e-commerce business and the incremental expenses related to the opening of new stores. We recently introduced general merchandise offerings on our website. The growth in e-commerce business has been slower than originally forecasted and our operating expenses reflect the charge for depreciation expense and other expenses which were not incurred in the same period of the prior year.

    Year-to-date operating and administrative expenses for the first half of fiscal 2002 as a percent of sales increased to 23.6% from 23.2% for the same period prior year.

Provision for Store Closures

    We accrue an estimate for the costs associated with closing stores in the period in which the store is identified and approved by management under a plan of termination which includes the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease or sub-lease a property and the difference between book value and estimated recovery of fixed assets.

    In January 2001 the board of directors approved a plan to close 15 underperforming stores ("2001 Closure Plan"). We recorded an expense of $25.6 million in fiscal 2001 in association with the 2001 Closure Plan. We closed 14 stores pursuant to the 2001 Closure Plan during the first quarter of fiscal 2002. A summary of the costs associated with the 2001 Closure Plan incurred to date and revisions to the original estimates are as follows:

	(In millions)
Description	Reserve Balance at January 25, 2001	Increases/ (Decreases) to Reserve amount	Amounts charged against Reserve	Reserve Balance at July 26, 2001
Loss on disposition of fixed assets	$7.7	$—	$(5.5)	$2.2
Write-off of goodwill	5.6	—	(5.6)	—
Real estate related expenses	11.2	—	(1.6)	9.6
Other closing costs	1.1	—	(0.3)	0.8
Employment related costs	—	1.0	(0.8)	0.2
Gain on sale of other assets	—	(1.0)	1.0	—

Total	$25.6	$—	$(12.8)	$12.8

    Additionally, consistent with prior years, we make decisions to close stores in the normal course of business. During the first quarter of fiscal 2002, we closed one store in addition to those closed pursuant to the 2001 Closure Plan.

    We have recognized a year-to-date benefit of $1.0 million in fiscal 2002 from a reduction of the provision for store closures not included in the 2001 Closure Plan. This benefit was recognized in the first quarter of fiscal 2002. We recognized a similar benefit in the first quarter of fiscal 2001 of $1.1 million. No benefit or charge was made to earnings through the provision for store closures in the second quarter of fiscal 2002 or 2001.

Income Before Taxes/Net Income

    Income before taxes decreased to $18.6 million from $28.8 million for the same quarter of the prior year. Net income for the same quarter last year included a one-time net gain of $3.9 million from the settlement of certain legal matters. The balance of the decrease was a result of lower gross margins as a result of the continued growth of lower margin pharmacy sales, expenses associated with our e-commerce business and incremental expenses related to opening new stores. Net interest expense for the second quarter fiscal 2002 was $3.6 million compared to $4.1 million for the same quarter of the prior year. Interest expense decreased in second quarter of fiscal 2002 compared to second quarter fiscal 2001 primarily from lower borrowing combined with lower interest rates than prior year.

    Our effective tax rate for the second quarter fiscal 2002 was 39.7% down from 40.3% from the same quarter of the prior year. The decrease was primarily a result of the effect of employment tax credits for fiscal 2002 compared to fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position

    Cash provided by operating activities for the first half of fiscal 2002 decreased by $7.0 million compared to the first half of fiscal 2001. Cash provided by operating activities for the first half of fiscal 2001 was primarily from a net increase in accounts payable offset by an increase in pharmacy and other receivables while accounts payable decreased in the first half of fiscal 2002 offset by a decrease in pharmacy and other receivables. Cash provided by operating activities in the first half of fiscal 2002 was from an increase in deferred income taxes and other current assets. The change in deferred income taxes and other current assets adversely impacted cash from operations during the first half of fiscal 2001. Cash provided by operating activities for the first half of fiscal 2002 compared to the first half of fiscal 2001 was not significantly affected by net income, after adding back non-cash depreciation, amortization and stock contribution to retirement plans.

    Cash used in investing activities for the first half of fiscal 2002 decreased by $24.3 million, primarily due to decreases in capital expenditures. The first half of fiscal 2001 included capital expenditures for renovations of stores acquired in the third quarter of fiscal 2000, enhanced store technology and e-commerce costs.

    During the second quarter of fiscal 2002, we opened six new stores and relocated one. We intend to open between 14 and 16 new stores in the second half of fiscal year 2002, bringing the total number of new stores to be opened in fiscal 2002 to between 25 and 27. Net capital expenditures for the first half of fiscal 2002 were $48.4 million. We estimate our capital expenditures for fiscal 2002 to be approximately $100 million, supporting the increase in new stores and continued investment in technology.

    We have available an unsecured and uncommitted $10.0 million line of credit which expires on September 21, 2001. At the end of the second quarter of fiscal 2002, $10.0 million was outstanding under this facility.

    We have an unsecured committed revolving line of credit of $130.0 million, which expires on October 14, 2004, and accrues interest at LIBOR-based rates. At the end of the second quarter fiscal 2002, $75.0 million was outstanding under this line of credit with a weighted average interest rate of 5.66%. The amount outstanding has been included in long-term debt, as we do not plan to pay down this line of credit over the next 12-month period.

    Additionally, we have other long-term debt associated with our equity investment in RxAmerica, private placement financings and other equipment financing agreements which amounted to approximately $120.4 million at the end of second quarter fiscal 2002 and mature at various dates from 2004 to 2017 at interest rates ranging from 5.85% to 7.85%.

    On August 27, 2001, we completed a private placement financing in which $50.0 million in senior notes were issued. The notes consist of $20.0 million of fully amortized notes through 2008 bearing interest at a rate of 6.46% and $30.0 million of interest-only notes bearing interest at a rate of 6.71% with the principal due in full in 2008. Proceeds from the borrowing were used to pay down the outstanding balance on the revolving credit line and to provide additional cash for operations.

    Our unsecured committed revolving line of credit contains various quarterly financial covenants that limit maximum debt to capitalization and minimum fixed charge coverage ratios. The agreement was amended on January 25, 2001 to exclude a $25.6 million charge recorded in the fourth quarter of fiscal 2001 from the computation of the fixed charge. As of July 26, 2001, we were in compliance with restrictions and limitations included in these provisions.

    Our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock in November 1999. The authorization provided for a maximum expenditure of $80.0 million and expires in November 2004. We have purchased 1,146,868 shares to date under this authorization at a total cost of $22.5 million. No repurchases were made during the first half of fiscal 2002. Stock repurchases are made at the discretion of our board of directors and are dependent upon the market price of our common stock and available cash.

    We believe that cash on hand, together with cash provided by operating activities and short-term borrowings on our line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Also during fiscal 2003, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, to the extent applicable. We have not yet determined what the effect of these statements will be on our results of operations and financial position.

Factors Affecting Our Future Prospects

    You should carefully read the following factors affecting our future prospects.

The markets in which we operate are highly competitive, and further increases in competition could adversely affect us.

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

Changes in third-party reimbursement levels for prescription drugs could reduce our margins and have a material adverse effect on our overall performance.

    We are reimbursed by third-party payors for approximately 89% of all the prescription drugs that we sell. These third-party payors could reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, Medicare may cover some of the prescription drugs that we now sell at retail prices, and we may be reimbursed at prices lower than our current retail prices. If third-party payors reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced and the profitability of our business could be adversely affected.

We are substantially dependent on a single supplier of pharmaceutical products and our other suppliers to sell products to us on satisfactory terms.

    We obtain approximately 95% of our pharmaceutical supplies from a single supplier, Bergen Brunswig, pursuant to a long-term supply contract. Pharmacy sales represented approximately 44% of our total sales during the first half of fiscal 2002, and therefore our relationship with Bergen is significant to us. Any significant disruptions in our relationships with our major suppliers, particularly our relationship with Bergen, could have a material adverse effect on us.

    In August 2001 Bergen Brunswig and AmeriSource completed their merger. Although we do not expect the merger to enhance the risk described above, the impact is not known to us at this time.

We are subject to governmental regulations, procedures, and requirements; our noncompliance or their significant change could have a material adverse effect on us.

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

    Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products. Although we maintain professional liability and errors and omissions liability insurance, we cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will maintain this insurance on acceptable terms in the future.

A continued slowdown of the economy can adversely affect consumer-buying practices and reduce our sales of front-end products, which are our higher-margin products.

    The economy has shown signs of slowing since the beginning of our fiscal year. If the economy continues to slow and unemployment increases or inflationary conditions worry consumers, they may decrease their purchases, particularly of products other than pharmaceutical products that they need for health reasons. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any decrease in our sales of front-end products will decrease our profitability.

Our ability to attract and retain pharmacy personnel, or develop alternate fill sources, and to attract and retain other key personnel is important to the continued success or our business.

    There is currently a shortage of licensed pharmacists in some of the markets where we operate. Our inability to attract and retain pharmacists and other key personnel could adversely affect us.

    In response to the pharmacist shortage we recently entered into a joint venture agreement with Bergen Brunswig to operate prescription fill centers. We opened our first such fill center during the second quarter of fiscal 2002 and have begun to fill orders for approximately 170 stores at the end of the second quarter. The center has the capacity to fill more than 10,000 prescriptions per shift. The success of this fill center and possible other locations is important to our ability to meet the shortage of pharmacists.

The energy crisis may result in increases in operating and administrative expenses in fiscal 2002.

    We currently operate 351 stores in the state of California, which has experienced an energy crisis causing some power outages. California utility companies have announced significant increases in energy rates, which began being reflected in billings received in the second quarter of fiscal 2002. These shortages may expand to other markets in which we operate. We have taken such steps as reducing store lighting, raising store temperatures and disconnecting unused electrical equipment to conserve energy, but the volatility of energy rates may result in increases which would cause an increase in our operating and administrative expenses.

Changes in the supply chain, including the transition from third-party warehouse distribution to self-distribution, could result in increased costs.

    We are reevaluating our entire supply chain, which we believe puts us at a competitive disadvantage with our competitors in our cost of merchandise. These changes could result in significant investment in systems.

    We terminated our agreement with our third-party warehouse operator in Northern and Southern California during the second quarter of fiscal 2002. We incurred additional costs during the second quarter in transitioning the operation of the warehouses, which affected net income in the second quarter. Transition costs could continue to adversely affect net income in the near future.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Market Risk

    We do not undertake any specific actions to cover exposure to interest rate risk and we are not a party to any interest rate risk management transactions.

    We have not purchased and do not hold any derivative financial instruments.

    A 57 basis point move in interest rates (10% of our floating financial instruments) would have an immaterial effect on our pretax income and cash flow over the next year. The 57 basis point move in interest rates would also have an immaterial effect on the fair value of our fixed rate financial instruments.

PART II—OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders

  (a)
  On May 15, 2001, the Annual Meeting of Stockholders of the Company was held in Walnut Creek, California.

  (b)
  The following directors were elected:

	Votes in favor	Votes withheld
R.M. Long	27,236,654	7,347,673
R.A. Plomgren	27,233,174	7,351,153
H.R. Somerset	27,251,933	7,332,394
F.E. Trotter	27,232,118	7,352,209

    There were no abstentions and no broker non-votes.

    Other directors whose term of office as a director continued after the Annual Meeting are:

R.M. Brooks	G.H. Saito
W.L. Chenevich	D.L. Sorby
W.G. Combs	T.R. Sweeney
M.S. Metz	A.G. Wagner
S.D. Roath
  (c)
  Other matters voted on at Annual Meeting:

    Ratification of Deloitte & Touche as independent auditors for the Fiscal Year Ending January 31, 2002. The vote was as follows:

Votes in favor	32,969,342
Votes withheld	759,816
Votes abstaining	865,169

Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibit 10.1

      Employment agreement between the Company and Linda M. Watt, Senior Vice President, Head of Human Resources, dated June 7, 2001.

    (b)
    Reports on Form 8-K

      We did not file any reports on Form 8-K filed during the quarter ended July 26, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)
Date: September 7, 2001	By:	/s/ STEVEN F. MCCANN Steven F. McCann Senior Vice President—Chief Financial Officer and Treasurer (Chief Financial Officer)
Date: September 7, 2001	By:	/s/ GROVER L. WHITE Grover L. White Vice President, Controller (Principal Accounting Officer)

QuickLinks

Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
  Statements of Condensed Consolidated Income (unaudited)
  Condensed Consolidated Balance Sheets
  Statements of Consolidated Cash Flows (unaudited)
  Statements of Condensed Consolidated Stockholders' Equity For the Year Ended January 25, 2001 and the Two Quarters Ended July 26, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures of Market Risk
PART II—OTHER INFORMATION
  Item 4. Submission Of Matters To A Vote Of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES