Form 10-Q
period 2001-10-25
LONGS DRUG STORES CORP
filed 2001-12-07
CIK 764762

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 25, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 37,907,861 shares of common stock outstanding as of November 22, 2001.

PART I—FINANCIAL INFORMATION

(a)  Item 1. Condensed Consolidated Financial Statements

Statements of Condensed Consolidated Income (unaudited)

	13 weeks ended		39 weeks ended
	October 25, 2001	October 26, 2000	October 25, 2001	October 26, 2000
	(Thousands Except Per Share Information)
Sales	$1,017,381	$973,763	$3,091,370	$2,920,611
Cost and expenses:
Cost of merchandise sold	761,015	724,675	2,302,262	2,163,888
Operating and administrative	248,707	231,826	737,178	684,297
Provision for store closures	—	421	(982)	(653)
Interest expense	3,969	4,600	11,829	12,396
Interest income	(558)	(145)	(1,111)	(488)

Income before taxes on income	4,248	12,386	42,194	61,171
Taxes on income	1,700	4,700	16,800	24,300

Net income	$2,548	$7,686	$25,394	$36,871

Net income per common share:
Basic	$0.07	$0.21	$0.68	$0.97
Diluted	$0.07	$0.21	$0.67	$0.97
Dividends	$0.14	$0.14	$0.42	$0.42
Weighted average number of shares outstanding:
Basic	37,510	36,986	37,397	37,914
Diluted	37,788	37,134	37,687	38,050

See notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets

	October 25, 2001	October 26, 2000	January 25, 2001
	(Thousands Except Share Information)
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$78,380	$29,906	$44,692
Pharmacy and other receivables, net	153,699	102,879	104,306
Merchandise inventories	432,898	450,914	424,339
Deferred income taxes	20,581	28,958	26,891
Other	7,480	9,405	7,913

Total current assets	693,038	622,062	608,141

Property:
Land	110,621	110,065	108,459
Buildings and leasehold improvements	489,214	458,028	466,581
Equipment and fixtures	459,970	413,119	423,915
Beverage licenses	8,306	8,111	8,150

Total property at cost	1,068,111	989,323	1,007,105
Less accumulated depreciation	461,164	410,070	418,659

Property, net	606,947	579,253	588,446

Goodwill, net	124,495	136,189	134,594
Other assets	4,563	20,704	22,486

Total	$1,429,043	$1,358,208	$1,353,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$317,265	$245,479	$253,338
Short-term borrowings	—	20,000	20,000
Employee compensation and benefits	77,759	77,903	77,211
Taxes payable	41,663	52,045	59,789
Current portion of long-term debt	2,718	3,081	3,101
Other	30,635	31,041	35,255

Total current liabilities	470,040	429,549	448,694

Long-term debt	228,742	223,316	198,060
Deferred income taxes and other long-term liabilities	30,118	32,399	23,118
Commitments and contingencies
Stockholders' Equity:
Common stock (37,909,000, 37,381,000 and 37,367,000 shares outstanding)	18,954	18,691	18,683
Additional capital	150,980	136,351	136,734
Common stock contribution to Profit Sharing Plan	—	—	7,695
Retained earnings	530,209	517,902	520,683

Total stockholders' equity	700,143	672,944	683,795

Total	$1,429,043	$1,358,208	$1,353,667

See notes to Condensed Consolidated Financial Statements.

Statements of Condensed Consolidated Cash Flows (unaudited)

	39 weeks ended
	October 25, 2001	October 26, 2000
	(Thousands)
Operating Activities
Net income	$25,394	$36,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,286	46,060
Amortization	4,887	4,925
Deferred income taxes and other	13,310	(6,418)
Amortization of restricted stock awards	1,367	2,092
Common stock contribution to benefit plans	5,314	—
Tax benefits credited to stockholders' equity	141	(182)
Changes in assets and liabilities:
Pharmacy and other receivables	3,763	(8,462)
Merchandise inventories	(8,559)	(16,917)
Other current assets	596	4,172
Current liabilities	14,293	57,617

Net cash provided by operating activities	111,792	119,758

Investing Activities:
Payments for acquisition of assets from RxAmerica, net of cash	(5,764)	—
Payments for property additions, store acquisitions and other assets	(83,223)	(103,210)
Receipts from property dispositions	4,711	2,105

Net cash used in investing activities	(84,276)	(101,105)

Financing Activities:
Proceeds from long-term borrowings, net	42,040	63,380
Repayments of short-term borrowings	(20,000)	—
Repurchase of common stock from Profit Sharing Plan, net	—	(4,906)
Repurchase of common stock	—	(47,534)
Dividend payments	(15,868)	(16,091)

Net cash provided by (used in) financing activities	6,172	(5,151)

Increase in cash and equivalents	33,688	13,502
Cash and equivalents at beginning of period	44,692	16,404

Cash and equivalents at end of period	$78,380	$29,906

Supplemental disclosure of cash flow information:
Income taxes paid	$17,104	$27,316

See notes to Condensed Consolidated Financial Statements.

Statements of Condensed Consolidated Stockholders' Equity

For the 52 weeks ended January 25, 2001 and the 39 weeks ended October 25, 2001

	Common Stock Shares	Amount	Additional Capital	Common Stock Contributions to Profit Sharing Plan	Retained Earnings	Total Stockholders' Equity
	(Thousands)
Balance at January 27, 2000	39,385	$19,692	$135,358	$10,181	$537,463	$702,694

Net income					44,884	44,884
Dividends ($.56 per share)					(21,323)	(21,323)
Profit Sharing Plan:
Issuance of stock for FY00 contribution	550	275	9,906	(10,181)		—
Stock portion of FY01 contribution				7,695		7,695
Sale of stock to plan	46	23	1,030			1,053
Purchase of stock from plan	(298)	(149)	(5,810)			(5,959)
Restricted stock awards, net	147	73	2,394			2,467
Tax expense related to stock awards			(182)			(182)
Repurchase of common stock	(2,463)	(1,231)	(5,962)		(40,341)	(47,534)

Balance at January 25, 2001	37,367	$18,683	$136,734	$7,695	$520,683	$683,795

Unaudited:
Net income					25,394	25,394
Dividends ($.42 per share)					(15,868)	(15,868)
Profit Sharing Plan:
Issuance of stock for FY01 contribution	288	144	7,551	(7,695)		—
Contribution of stock to 401(k) plan	214	107	5,207			5,314
Restricted stock awards, net	40	20	1,347			1,367
Tax benefit related to stock awards			141			141

Balance at October 25, 2001	37,909	$18,954	$150,980	$—	$530,209	$700,143

See notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
The Condensed Consolidated Financial Statements include Longs Drug Stores Corporation ("Longs" or the "Company") and its wholly-owned subsidiary, Longs Drug Stores California, Inc and its subsidiaries. All inter-company accounts and transactions have been eliminated. The statements have been prepared on a basis consistent with the accounting policies described in the Annual Report on Form 10-K of the Company previously filed with the Commission for the year ended January 25, 2001, and reflect all adjustments and eliminations which are, in management's opinion, necessary for a fair statement of the results for the periods presented. The Condensed Consolidated Financial Statements for the periods ended October 25, 2001, and October 26, 2000, are unaudited. The Condensed Consolidated Balance Sheet at January 25, 2001, and Condensed Consolidated Statement of Stockholders' Equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Annual Report on Form 10-K for the year ended January 25, 2001. Certain reclassifications have been made to prior year financial statements in order to conform to current financial statement presentation.

2.
The Company exercised an option to acquire the interest of Albertson's Inc. in its joint venture, RxAmerica. The transaction, which was accounted as a purchase, was recorded as of the close of business on September 17, 2001, for $31.7 million. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the value of net assets exceeded the purchase price by a non material amount. The results of operations from RxAmerica are included in the Company's financial staements beginning September 18, 2001. Longs Drugs and Albertson's had been equal partners in RxAmerica, the joint venture pharmacy benefits management (PBM) company, prior to the acquisition.

3.
The financial statements have been prepared using the Last-In First-Out (LIFO) method of accounting for inventories. The excess of specific cost inventory over LIFO valuation was $160.4 million at October 25, 2001, $157.7 million at October 26, 2000, and $155.6 million at January 25, 2001. LIFO inventory costs can only be determined annually when inflation rates and inventory levels are finalized; therefore, LIFO inventory costs for interim financial statements are estimated.

4.
In October 2001 the Company replaced its $130 million unsecured revolving line of credit with an Amended and Restated unsecured line of credit of $150 million, which expires on October 12, 2004, and accrues interest at LIBOR-based rates. Borrowings do not require payment for three years. At October 25, 2001, $70 million was outstanding under this line of credit with a weighted average interest rate of 3.71%. The amount outstanding has been included in long-term debt in the accompanying condensed consolidated balance sheet, as the Company does not plan to pay down this line of credit over the next 12 months.

  The Company has other long-term debt associated with private placement financings, including $50 million completed during the Company's third quarter of fiscal 2002. The notes consist of $20 million of fully amortized notes through 2008 bearing interest at a rate of 6.46% and $30 million of interest-only notes bearing interest at a rate of 6.71% with the principal due in full in 2008. The amount outstanding on the private placement and other equipment financing agreements amounted to $158.7 million at October 25, 2001 and matures at various dates from 2004 to 2017 at interest rates ranging from 5.85% to 7.85%.

  The unsecured committed revolving line of credit limits adjusted debt and contains various quarterly financial covenants that provide for a minimum fixed charge coverage ratio and a maximum leverage ratio. The agreement allows for the exclusion of a $25.6 million charge recorded in the fourth quarter of fiscal 2001 from the computation of the fixed charge coverage ratio and the leverage ratio The Company was in compliance with restrictions and limitations included in these provisions as of October 25, 2001.

5.
The following is a reconciliation of the number of shares (denominator) used in the Company's basic and diluted net income per share computations (shares in thousands):

	13 weeks ended				39 weeks ended
	October 25, 2000		October 26, 2001		October 25, 2001		October 26, 2000
	Shares	Per share	Shares	Per share	Shares	Per share	Shares	Per share
Basic net income per share	37,510	$0.07	36,986	$0.21	37,397	$0.68	37,914	$0.97
Effect of dilution from:
Restricted stock awards	183	—	145	—	170	(0.01)	130	—
Stock options	95	—	3	—	120	—	6	—

Diluted net income per share	37,788	$0.07	37,134	$0.21	37,687	$0.67	38,050	$0.97
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

  In January 2001 the Board of Directors approved a plan to close 15 underperforming stores ("2001 Closure Plan"). The Company recorded an expense of $25.6 million in fiscal 2001 associated with the 2001 Closure Plan. The Company closed 14 stores pursuant to the 2001 Closure Plan during the 13-week period ended April 26, 2001. As of October 25, 2001 the Company has successfully terminated 2 leases and sublet 4 properties. The Company is negotiating similar transactions on other locations. A summary of the costs associated with the 2001 Closure Plan incurred to date and revisions to the original estimates are as follows:

	(In millions)
Description	Reserve Balance at January 25, 2001	Increases/ (Decreases) to Reserve Amount	Amounts Charged Against Reserve	Reserve Balance at October 25, 2001
Loss on disposition of fixed assets	$7.7	$—	$(5.6)	$2.1
Write-off of goodwill	5.6	—	(5.6)	—
Real estate related expenses	11.2	—	(3.1)	8.1
Other closing costs	1.1	—	(0.7)	0.4
Employment related costs	—	1.0	(0.8)	0.2
Gain on sale of other assets	—	(1.0)	1.0	—

Total	$25.6	$—	$(14.8)	$10.8

  Consistent with prior years, the Company will make decisions to close stores in the normal course of business. The Company has closed one store during fiscal 2002 in addition to those closed pursuant to the 2001 Closure Plan. The closure occurred during the 13-week period ended April 26, 2001.

  The Company has recognized a year-to-date benefit of $1.0 million in fiscal 2002 from a reduction of the provision for store closures not included in the 2001 Closure Plan. This benefit was recognized in the 13-week period ended April 26, 2001. The Company recognized a similar benefit through the comparable period of fiscal 2001 of $0.7 million.  No benefit or charge was made to earnings through the provision for store closures in the 13-week period ended October 25, 2001, while a charge of $0.4 million was incurred for the comparable period last year.

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

8.
Prior to acquiring the remaining interest in the RxAmerica joint venture, the Company identified one business segment, Retail Pharmacy. Beginning on September 18, 2001, the Company identified a second business segment, Pharmacy Benefit Management ("PBM"). These segments were determined based upon their offering of different products and services, separate and distinct technology and marketing strategies and how information is communicated to the Company's key decision makers.

  The Retail Pharmacy segment operates 429 retail drug stores as of October, 25, 2001 located in six western states under the name Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy.

  The PBM segment provides a full range of prescription benefit management services to managed care providers and other organizations. The services include plan design and administration, formulary management, claims processing and generic substitution. Net revenue is generated primarily through dispensing prescription drugs through its retail network. Revenues from the sales of prescription drugs by pharmacies in its nationwide network and claims processing fees are recognized when the claims are adjudicated. These amounts are recorded net of the reimbursement due the pharmacy and reflect the service fee.

  The PBM segment operates under the RxAmerica name. Segment reporting for the 13 weeks ended October 25, 2001 reflects the operations beginning September 18, 2001.

  The Company evaluates segment performance based on operating profit before intersegment profits.

  Following is a reconciliation of the Company's business segments to the consolidated condensed financial statements for the 13-weeks and 39-weeks ended October 25, 2001, and total assets as of October 25, 2001:

For the 13 weeks ended October 25, 2001:	Retail Pharmacy Segment (in thousands)	Pharmacy Benefit Management Segment (in thousands)	Consolidated Totals (in thousands)
Net sales	$1,015,750	$1,631	$1,017,381
Income before taxes on income	3,517	731	$4,248
For the 39 weeks ended October 25 2001:
Net sales	$3,089,739	$1,631	$3,091,370
Income before taxes on income	41,463	731	$42,194
Total assets at October 25, 2001	$1,372,050	$56,993	$1,429,043

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy sales trends, prescription margins, margin improvement, warehouse performance, number of store openings, and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, but are not limited to, among other things, changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the ability of our automated fill center to meet expectations in filling prescriptions; the ability to integrate the acquisition of RxAmerica; the availability and cost of real estate and construction; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to improve our purchasing of front-end products; our ability to successfully implement new computer systems and technology; the impact of rising energy costs on our operations; our ability to smoothly transition our California warehouse operations from third-party to self-operation; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarterly report under "Factors Affecting Our Future Prospects" and elsewhere or in any of our other SEC filings. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

Sales

    Sales for the 13-weeks ended October 25, 2001 increased 4.5% to $1.017 billion compared to $974 million in the same period last year. Total same-store sales increased 3.7% as compared to the corresponding period last year. The acquisition of RxAmerica was made late in the third quarter of fiscal 2002. RxAmerica sales during the 13-week period were $1.6 million and did not have a significant impact on total sales for the period.

    Pharmacy same-store sales increased 10.9% for the 13-weeks representing a 10.1% increase in the average retail price per prescription and a 0.8% increase in prescription volume. Total pharmacy sales increased 11.6% over the comparable period of the prior fiscal year. Pharmacy represented 45.2% of total sales for the period, up from 42.3% in the third period of the prior year and up from 41.1% of total sales for the preceding fiscal year. Pharmacy sales as a percent of total sales continued to increase as retail drug prices continued to increase and front-end sales remained relatively flat

    Front-end same-store sales for the 39-week period ended October 25, 2001declined 1.5% from the comparable period last year. Year-to-date front-end sales increased 0.6% over the similar period last year. Front-end sales were adversely affected in the immediate aftermath of the terrorist attacks of September 11, 2001, as well as by an overall softer economy throughout the quarter.

    Sales for the 39-week period ended October 25, 2001 increased 5.8% to $3.091 billion compared to $2.921 billion in the similar period of the prior year. Year-to-date same-store sales increased 5.0%, led by same-store pharmacy sales, which increased 12.4%. Front-end same-store sales decreased 0.3% for the 39-week period ended October 25, 2001 compared to the same period last year.

Gross Margins

    Gross margin dollars (after the charge for LIFO) for the period increased 2.9% to $256.4 million from $249.1 million in the comparable period last year. Gross margin as a percent of sales for 13-weeks ended October 25, 2001 declined to 25.2% from 25.6% in the similar period of the prior year. The overall margin decline was due primarily to continued growth in pharmacy sales which typically have lower margins than front-end merchandise. Pharmacy margins for the 13-weeks ended October 25, 2001 declined from the comparable period of the prior year as a result of increased third-party sales, which have a lower reimbursement rate than non third-party sales as well as a decrease in the margin on non third-party pharmacy sales.

    Third-party prescription sales represented 88.9% of overall prescription sales for the 13-week period ended October 25, 2001 compared to 88.2% in the comparable period of the prior year. Margins on third-party prescription sales are lower than margins on non third-party prescription sales. We anticipate this trend to continue as sales to third-party plans continue to increase.

    We use the Last-In First-Out (LIFO) method of inventory valuation. The LIFO provision was $1.4 million for the 13-weeks ended October 25, 2001 compared to $1.6 million in the comparable period last year. The LIFO provision for the 39-weeks ended October 25, 2001 was $4.8 million compared to $6.8 million for the comparable period last year.

Operating and Administrative Expenses

    Operating and administrative expenses for the 13-weeks ended October 25, 2001increased as a percent of sales to 24.5% from 23.9% for the comparable period last year. The additional increase in operating and administrative expenses as a percent of sales was caused primarily by: incremental costs associated with new store openings; costs associated with e-retailing and the consolidation of RxAmerica expenses from September 17, 2001, the date of acquisition,versus reporting on the equity method of accounting prior to that date. As we continue to expand our market presence, our costs associated with new stores cause an increase in operating and administrative expense as a percent of sales. We also experienced an increase in depreciation of our initial investment and other expenses related to our e-retail business. The growth in e-retail business has been slower than originally forecasted and our operating expenses reflect the charge for depreciation expense and other expenses which were not incurred in the comparable period last year. While RxAmerica was profitable for us during the 13-weeks ended October 25, 2001, we previously accounted for our allocable share of net income in operating and administrative costs under the equity method of accounting. RxAmerica is now accounted for on a consolidated basis, which includes sales with our store sales and includes only the expense items in the operating and administrative expense line from the date of acquisition.

    Year-to-date operating and administrative expenses for the 39-weeks ended October 25, 2001 as a percent of sales increased to 23.8% from 23.4% for the comparable period last year.

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

    In January 2001 our board of directors approved a plan to close 15 underperforming stores ("2001 Closure Plan"). We recorded an expense of $25.6 million in fiscal 2001 in association with the 2001 Closure Plan. We closed 14 stores pursuant to the 2001 Closure Plan during the 13-week period ended April 26, 2001. We have successfully terminated 2 leases and sublet 4 properties as of October 25, 2001.

We are actively negotiating similar transactions on other locations. A summary of the costs associated with the 2001 Closure Plan incurred to date and revisions to the original estimates are as follows:

	(In millions)
Description	Reserve Balance at January 25, 2001	Increases/ (Decreases) to Reserve Amount	Amounts Charged Against Reserve	Reserve Balance at October 25, 2001
Loss on disposition of fixed assets	$7.7	$—	$(5.6)	$2.1
Write-off of goodwill	5.6	—	(5.6)	—
Real estate related expenses	11.2	—	(3.1)	8.1
Other closing costs	1.1	—	(0.7)	0.4
Employment related costs	—	1.0	(0.8)	0.2
Gain on sale of other assets	—	(1.0)	1.0	—

Total	$25.6	$—	$(14.8)	$10.8

    Consistent with prior years, we make decisions to close stores in the normal course of business. During the 13-week period ended April 26, 2001 we closed one store in addition to those closed pursuant to the 2001 Closure Plan.

    We have recognized a year-to-date benefit of $1.0 million in fiscal 2002 from a reduction of the provision for store closures not included in the 2001 Closure Plan, compared to a benefit for the comparable period of the prior year of $0.7 million. No benefit or charge was made to earnings through the provision for store closures in the 13-weeks ended October 25, 2001, while the comparable period last year included a charge of $0.4 million.

Income Before Taxes/Net Income

    Income before taxes decreased to $4.3 million from $12.4 million for the similar period of the prior year. The decrease was a result of lower gross margins as a result of the continued growth of lower-margin pharmacy sales, expenses associated with our e-retail business, and incremental expenses related to opening new stores. Net interest expense for the 13-weeks ended October 25, 2001 was $3.4 million compared to $4.5 million for the comparable period last year. The decrease in net interest expense was primarily due to lower interest rates from a year ago and lower borrowings than last year.

    Our effective tax rate for the 39-weeks ended October 25, 2001 remained relatively unchanged for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position

    Cash provided by operating activities for the 39-weeks ended October 25, 2001 decreased by $8.0 million compared to the comparable period last year. Net income after adding back non-cash depreciation and amortization was the most significant contributing factor to the decline in cash from operating activities. Net cash from operations for the period were favorably affected by an increase in current liabilities. The increase in current liabilities was greater in the comparable period of the prior year but was partially offset by greater increases in receivables and investment in inventory.

    Cash used in investing activities for the first three quarters of fiscal 2002 decreased by $16.8 million, primarily due to decreases in capital expenditures. The first three quarters of fiscal 2001 included capital expenditures for renovations of stores acquired in the third quarter of fiscal 2000, and investment in e-retail technology.

    We opened four stores in the 13-week period ended October 25, 2001. We intend to open 10 stores by the end of the fiscal year, bringing the total number of stores to be opened in fiscal 2002 to 25. Net capital expenditures for the 39-weeks ended October 25, 2001 were $78.5 million. We estimate our capital expenditures for fiscal 2002 to be approximately $100 million, supporting the increase in new stores and continued investment in technology.

    We replaced our $130 million unsecured revolving line of credit with an Amended and Restated unsecured line of credit of $150 million, which expires on October 12, 2004, and accrues interest at LIBOR-based rates. Borrowings do not require payment for three years. At October 25, 2001, $70 million was outstanding under this line of credit with a weighted average interest rate of 3.71%. The amount outstanding has been included in long-term debt in the accompanying condensed consolidated balance sheet, as we do not plan to pay down this line of credit over the next 12 months

    Additionally, we have other long-term debt associated with private placement financings, including $50 million completed during the period ended October 25, 2001. The notes consist of $20 million of fully amortized notes through 2008 bearing interest at a rate of 6.46% and $30 million of interest-only notes bearing interest at a rate of 6.71%, with the principal due in full in 2008. The amount outstanding on the private placement and other equipment financing agreements amounted to $158.7 million at the end of the third quarter fiscal 2002 and mature at various dates from 2004 to 2017 at interest rates ranging from 5.85% to 7.85%.

    Our unsecured committed revolving line of credit limits our adjusted debt and contains various quarterly financial covenants that provide for a minimum fixed charge coverage ratio and a maximum leverage ratio. The agreement allows for the exclusion of a $25.6 million charge recorded in the fourth quarter of fiscal 2001 from the computation of the fixed charge coverage ratio and the leverage ratio. We were in compliance with restrictions and limitations included in these provisions as of October 25, 2001.

    Our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock in November 1999. The authorization provided for a maximum expenditure of $80.0 million and expires in November 2004. We have purchased 1,146,868 shares to date under this authorization at a total cost of $22.5 million. No repurchases were made during the first three quarters of fiscal 2002. Stock repurchases are made at the discretion of our board of directors and are dependent upon the market price of our common stock and available cash.

    We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

    We face intense competition with local, regional, and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains, and mass merchandisers. We may not be able to compete effectively against them. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which would require us to increase our sales volume and to sell higher-margin products and services at reduced prices to remain competitive. We cannot assure you that we will be able to continue to compete effectively in our markets or increase our sales volume or margins in response to further increased competition.

Changes in third-party reimbursement levels for prescription drugs continues to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

    We are reimbursed by third-party payors for approximately 89% of all the prescription drugs that we sell which continues to increase each period. Pharmacy sales to third parties have lower gross margins than non third-party pharmacy sales. Third-party payors continue to reduce the levels at which they will reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, Medicare may cover some of the prescription drugs that we now sell at retail prices, and we may be reimbursed at prices lower than our current retail prices. If third-party payors reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales would be reduced and the profitability of our business could be adversely affected.

We are substantially dependent on a single supplier of pharmaceutical products and our other suppliers to sell products to us on satisfactory terms.

    We obtain approximately 95% of our pharmaceutical supplies from a single supplier, Amerisource Bergen, pursuant to a long-term supply contract. Pharmacy sales represented approximately 45% of our total sales during 39-week period ended October 25, 2001, and therefore our relationship with Amerisource Bergen is significant to us. Any significant disruptions in our relationships with our major suppliers, particularly our relationship with Amerisource Bergen, could have a material adverse effect on us.

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

    The economy has shown signs of slowing since the beginning of our fiscal year. The terrorist attack on September 11, 2001, adversely affected sales for that week and has had an impact on the tourist trade. We operate 32 stores in the state of Hawaii which are adversely impacted by the decline in tourism. If the economy continues to slow and unemployment increases or inflationary conditions worry consumers, they may decrease their purchases, particularly of products other than pharmaceutical products that they need for health reasons. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any decrease in our sales of front-end products will decrease our profitability.

Our ability to attract and retain pharmacy personnel, or develop alternate fill sources, and to attract and retain other key personnel is important to the continued success or our business.

    There is currently a shortage of licensed pharmacists in some of the markets where we operate. Our inability to attract and retain pharmacists and other key personnel could adversely affect us.

    In response to the pharmacist shortage we recently entered into a joint venture agreement with Bergen Brunswig to operate prescription fill centers. We opened our first such fill center during the second quarter of fiscal 2002 and have begun to fill orders for approximately 170 stores at the end of the third quarter. The center has the capacity to fill more than 10,000 prescriptions per shift. The success of this fill center and possible other locations is important to our ability to meet the shortage of pharmacists.

The energy crisis may result in increases in operating and administrative expenses in fiscal 2002.

    We currently operate 354 stores in the state of California, which has experienced an energy crisis causing some power outages. California utility companies have announced significant increases in energy rates, which began being reflected in billings received in the third quarter of fiscal 2002. These shortages may expand to other markets in which we operate. We have taken such steps as reducing store lighting, raising store temperatures and disconnecting unused electrical equipment to conserve energy, but the volatility of energy rates has resulted in increased operating and administrative expenses.

Changes in the supply chain, including the transition from third-party warehouse distribution to self-distribution, could result in increased costs.

    We terminated our agreement with our third-party warehouse operator in Northern and Southern California during the period ended July 26, 2001. We incurred additional costs during the 13-week period ended October 25, 2001 as we continued to transition the operation of the warehouses. Transition costs could continue to adversely affect net income in the near future.

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

    A 37 basis point move in interest rates (10% of our floating financial instruments) would have an immaterial effect on our pretax income and cash flow over the next year. The 37 basis point move in interest rates would also have an immaterial effect on the fair value of our fixed rate financial instruments.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    On August 27, 2001, we sold $20 million of fully amortized notes through 2008 bearing interest at a rate of 6.46% and $30 million of interest-only notes bearing interest at a rate of 6.71% with principal due in full in 2008. The notes were issued pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibits

      10(a) Amended and Restated Credit Agreement Dated as of October 12, 2001 between Longs Drug Stores California, Inc and the lenders thereunder.

    (b)
    Reports on Form 8-K

      We did not file any reports on Form 8-K during the quarter ended October 25, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)
Date:	December 7, 2001
/s/ STEVEN F. McCANN Steven F. McCann Senior Vice President—Chief Financial Officer and Treasurer (Chief Financial Officer)
Date:	December 7, 2001
/s/ GROVER L. WHITE Grover L. White Vice President, Controller (Principal Accounting Officer)

QuickLinks

Table of Contents
  PART I—FINANCIAL INFORMATION
  (a) Item 1. Condensed Consolidated Financial Statements
Statements of Condensed Consolidated Income (unaudited)
Condensed Consolidated Balance Sheets
Statements of Condensed Consolidated Cash Flows (unaudited)
Statements of Condensed Consolidated Stockholders' Equity For the 52 weeks ended January 25, 2001 and the 39 weeks ended October 25, 2001
PART II—OTHER INFORMATION
SIGNATURES