Form 10-K
period 2002-01-31
LONGS DRUG STORES CORP
filed 2002-04-17
CIK 764762

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on April 4, 2002, was approximately $1,054,240,000.

        There were 38,229,857 shares of common stock outstanding as of April 4, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy and front-end sales trends, prescription margins, margin improvement, cost reductions, distribution center performance, changes in supply chain practices, the number of store openings and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, but are not limited to, among other things, changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; continuing softness in the economy; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the ability of our automated fill center to meet expectations in filling prescriptions; the availability and cost of real estate for, and construction of, new stores; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to improve our purchasing of front-end products; our ability to successfully implement new computer systems and technology; the impact of rising energy costs on our operations; changes in internal business processes associated with supply chain and other initiatives; adverse determinations with respect to litigation or other claims; and other factors discussed in this annual report or any of our other SEC filings. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

        Longs Drug Stores Corporation was founded in 1938 in Oakland, California. Longs is one of the largest drug store chains in North America, with 436 stores in California, Colorado, Hawaii, Nevada, Washington and Oregon. Our goal is to provide our customers with a satisfying shopping experience, with quality service and merchandise. We believe that establishing trust and building Longs brand loyalty are essential to earning repeat business.

        We operate in two business segments, retail drug stores and, through our RxAmerica subsidiary, pharmacy benefit management, or PBM. For financial information about these segments, see "Segment Information" in the footnotes to our financial statements.

        Pharmacy is the cornerstone of our retail drug store business, complemented by such "front-end" categories as over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise.

        Our PBM segment contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management, claims processing and generic substitution.

Recent developments

        In November 1997, we formed a joint venture with American Drug Stores, Inc. (now Albertson's, Inc.) to provide PBM services under the name RxAmerica. In September 2001, we exercised an option to purchase Albertson's interest in the joint venture.

        In February 2001, we formed a joint venture with AmerisourceBergen to establish a highly automated central prescription fill center to increase productivity and reduce prescription fill costs while addressing an industry-wide shortage of pharmacists. Certain of the prescriptions that we receive via phone, fax and the Internet are routed to the central prescription fill center and then delivered to the stores in advance of the scheduled pickup. The fill center allows our in-store pharmacy personnel to spend more time serving customers and filling prescriptions that are needed on an immediate basis. The center began filling prescriptions in June 2001, and is currently filling more than 35,000 prescriptions per week.

        In July 2001, we terminated our agreement with our third-party distribution center operator in California. During the third and fourth quarters we transitioned to self-operation of our distribution centers.

        In February 2002, the board of directors approved a program for upgrading our supply chain practices in an effort to increase efficiency and enhance profitability, along with initiatives to increase front-end sales and pharmacy margins, enhance customer service and improve operational efficiencies.

Merchandising

        We strive to provide our customers with a broad range of name brand and private label merchandise. To enhance customer service and build customer loyalty, we attempt to maintain a consistent in-stock position in all of our merchandise categories.

Purchasing

        We have historically had a decentralized approach to purchasing, with store managers exerting significant control over their product mix based on their customers' preferences and needs. As we upgrade our supply chain practices in order to achieve greater efficiencies and economies of scale, we intend to transition to a more centralized purchasing approach for most of our products, while allowing store managers to retain some degree of customization to suit their customers' preferences.

Advertising

        We advertise primarily through promotional ads in major daily newspapers and on radio and television. Our approach is to regionalize our advertising and use the most efficient media mix within a geographic area.

Internet

        In fiscal 2001, we introduced our Internet prescription refill business, Longs e-fills™. Through our website, www.longs.com, our customers can access our company information and extensive health and welfare information, refill prescriptions and purchase over 7,000 over-the-counter medications, health care products and other non-pharmacy related items 24 hours a day, 7 days a week. Customers may have items mailed to them or may pick them up at their local store. We believe that this sales channel provides customers with added flexibility and further improves their Longs shopping experience.

Technology

        All of our stores have point-of-sale scanning systems and pharmacy systems that facilitate prescription fills, drug interaction analysis and third-party adjudication. We also utilize rapid replenishment systems for certain goods that track sales and merchandise on hand and plan orders as necessary.

Trademarks

        We hold various trademarks, trade names (including Longs, Longs Drugs, Longs Drug Stores, Longs Pharmacy, Longs Express, Longs e-fills and RxAmerica) and business licenses that are essential to the operation of our business. These trademarks and licenses have varying statutory lives and are generally renewable indefinitely.

Employees

        As of January 31, 2002, we had approximately 22,200 full-time and part-time employees. We hire additional temporary employees as needed, especially during peak seasons. Virtually all of our employees are non-union, and we believe that our relationship with our employees is good.

Regulation

        Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies and distribution centers are also registered with the Federal Drug Enforcement Administration. Applicable licensing and registration requirements require our compliance with various state statutes, rules and regulations. If we were to violate any applicable statute, rule or regulation, our licenses and registrations could be suspended or revoked.

        In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The legislative initiatives include prescription drug benefit proposals for Medicare participants. Also, in recent years, both federal and state authorities have proposed or passed new legislation that imposes on healthcare providers, including pharmacies, significant additional obligations concerning the protection of confidential patient medical records and information. Although we believe we are well positioned to respond to these developments, we cannot predict the outcome or effect of legislation resulting from these reform efforts.

Competition

        The retail drug store industry is highly competitive. We compete with regional and national drug store chains, independent drug stores, Internet and mail order prescription providers, supermarkets, variety stores and mass merchandise discount stores. We compete on the basis of price, merchandise quality, product mix, convenience and customer service.

Concentrations

        All of our sales occur within the United States. We do not derive revenues from sales in foreign countries or export sales. No single customer accounts for 1% or more of our total sales. The loss of any one customer or group of customers under common control would not have a material effect on our business.

        We obtain approximately 54% of our total merchandise, including 95% of our pharmaceutical inventories, from a single supplier, AmerisourceBergen, pursuant to a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen could have a material adverse effect on our business.

        We also depend on fuel and other energy sources for the distribution of inventories and the operation of our stores. As of January 31, 2002, we operated 361 stores in the state of California, which has experienced energy shortages causing some power outages. To date we have not experienced significant disruption of our business resulting from energy shortages. However, continued power outages and increases in energy costs could have a material adverse effect on us.

Seasonality

        Our business is seasonal, peaking in the fourth quarter when front-end sales benefit from the holiday season. Pharmacy sales and over-the-counter medications also benefit from the winter cold and flu season.

Item 2. Properties

Stores

	Fiscal
	2002	2001	2000
Number of stores, beginning of year	430	416	381
Stores opened	25	17	19
Stores acquired	—	—	31
Stores closed	(19)	(3)	(15)

Number of stores, end of year	436	430	416

        As of January 31, 2002, we operated 436 stores: 361 in California, 32 in Hawaii, 17 in Washington, 15 in Nevada, 9 in Colorado and 2 in Oregon. Our stores vary in size, with the majority ranging from 15,000 to 30,000 square feet, approximately 70% of which is devoted to selling space. The average size of the stores we opened fiscal 2002 is 20,097 square feet. We lease 251 of our stores from third parties.

Of the remaining stores, 133 are company-owned buildings on company-owned land, and 52 are company-owned buildings on leased land.

        We plan to open between 25 and 30 new stores in fiscal 2003, and consistent with prior years, we may make decisions to close some stores in the normal course of business.

Distribution Centers

        We operate the following distribution centers:

Location	Leased/Owned	Square Feet
Lathrop, California (front-end merchandise)	Owned	427,000
Ontario, California (front-end merchandise)	Owned	353,000
Ontario, California (pharmaceutical inventories)	Leased	36,000
Honolulu, Hawaii (front-end merchandise)	Owned	48,000

        Store deliveries take place on a daily basis through a combination of company-owned trucks and common carriers.

Other Properties

        We have two principal company-owned corporate office facilities in California, with a total of 142,000 square feet. We also lease a 33,000 square foot corporate office building for our PBM segment in Salt Lake City, Utah. Our remaining properties are not material, either individually or in the aggregate.

Item 3. Legal Proceedings

        We are subject to various lawsuits and claims arising in the normal course of our businesses. In the opinion of management, after consultation with counsel, the disposition of these matters is not likely to have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Stockholders

        There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The New York Stock Exchange is the principal market for our common stock, which is traded under the symbol "LDG." Our transfer agent is Mellon Investor Services LLC, P.O. Box 3315, South Hackensack, NJ 07606-1915. There were approximately 18,996 stockholders of record as of April 4, 2002.

        Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, together with dividend information and other key select financial data are shown below:

Quarter Ended	Sales	Gross Profit	Net Income	Earnings Per Diluted Share	Dividends Per Share	Stock Price Range
	(Thousands)	(Thousands)	(Thousands)
04/26/01	$1,032,063	$262,678	$11,600	$0.31	$.14	$23.50 - 31.81
07/26/01	1,041,926	270,064	11,246	0.30	.14	20.40 - 30.51
10/25/01	1,017,381	256,366	2,548	0.07	.14	21.55 - 27.28
01/31/02(1)(2)	1,213,364	313,681	21,774	0.58	.14	20.90 - 24.36

Fiscal 2002	$4,304,734	$1,102,789	$47,168	$1.25	$.56	$20.40 - 31.81

04/27/00	$955,731	$246,394	$11,966	$0.31	$.14	$16.56 - 24.88
07/27/00(3)	991,117	261,241	17,219	0.46	.14	18.81 - 24.56
10/26/00(3)(4)	973,763	249,088	7,686	0.21	.14	18.44 - 21.38
01/25/01(5)	1,106,521	292,987	8,013	0.21	.14	18.88 - 24.13

Fiscal 2001	$4,027,132	$1,049,710	$44,884	$1.19	$.56	$16.56 - 24.88

(1)
The fourth quarter of fiscal 2002 included 14 weeks of operations, compared to 13 weeks for all other quarters of fiscal 2002 and fiscal 2001.

(2)
We acquired full ownership of RxAmerica, our PBM segment, in the third quarter of fiscal 2002. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson's, and its results of operations, which were reported using the equity method of accounting, were not material to us. In the fourth quarter of fiscal 2002, its first full quarter under our ownership, RxAmerica accounted for $2.9 million of net income ($0.08 per diluted share).

(3)
Net income in the second and third quarters of fiscal 2001 included income of $3.9 million ($2.3 million after tax or $0.06 per diluted share) and $2.9 million ($1.8 million after tax or $0.05 per diluted share), respectively, from net gains on the settlement of certain legal matters.

(4)
Net income in the third quarter of fiscal 2001 included a charge of $1.6 million ($1.0 million after tax or $0.03 per diluted share) for our share of the loss on the partial sale of certain joint venture assets.

(5)
Net income in the fourth quarter of fiscal 2001 included a charge of $25.6 million ($15.4 million after tax or $0.41 per diluted share) associated with the closing of 14 stores.

Item 6. Selected Financial Data

Five Year Selected Financial Data

	Fiscal
	2002(1)(2)	2001(3)	2000(4)	1999(5)	1998
Financial Statistics
(Thousands except per share data)
Sales	$4,304,734	$4,027,132	$3,672,413	$3,266,904	$2,952,921
Net Income	47,168	44,884	68,974	63,358	57,726
Net Income per Share—Basic	1.26	1.19	1.77	1.64	1.50
Net Income per Share—Diluted	1.25	1.19	1.76	1.64	1.49
Dividends per Share	.56	.56	.56	.56	.56
Total Assets	1,411,591	1,353,667	1,270,323	1,025,130	946,289
Long-term Debt	198,774	198,060	181,180	14,253	14,219
Deferred Income Taxes and Other Long-term Liabilities	43,490	23,118	34,554	33,055	33,355
Operating Statistics
Number of Stores at Year End	436	430	416	381	349
Same Store Sales Growth (52-week basis)	4.0%	3.3%	7.5%	7.2%	4.6%
Selling Square Footage at Year End (Millions)	7.2	7.2	7.0	6.0	5.5
Sales Per Selling Square Foot (52-week basis)	$594	$568	$528	$543	$537
Number of Employees at Year End	22,200	22,100	20,800	18,500	17,300

(1)
Fiscal 2002 included 53 weeks of operations, compared to 52 weeks in fiscal 2001, 2000, 1999 and 1998.

(2)
We acquired full ownership of RxAmerica, our PBM segment, in the third quarter of fiscal 2002. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson's, and its results of operations, which were reported using the equity method of accounting, were not material to us. RxAmerica accounted for $4.3 million of net income ($0.11 per diluted share), including joint venture income recorded prior to the acquisition, in fiscal 2002.

(3)
Net income in fiscal 2001 included a charge of $25.6 million ($15.4 million after tax or $0.41 per diluted share) associated with the closing of 14 stores, income of $6.8 million ($4.1 million after tax or $0.11 per diluted share) from net gains on the settlement of certain legal matters, and a charge of $1.6 million ($1.0 million after tax or $0.03 per diluted share) for our share of the loss on the sale of certain joint venture assets.

(4)
In October 1999, we completed the net acquisition of 31 stores (32 stores were acquired and one store was closed) located in California from the Rite Aid Corporation. These stores have been consolidated since the date of acquisition.

(5)
In July 1998, we completed the acquisition of Western Drug Distributors, Inc., a Drug Emporium franchise that operated 20 stores in the Pacific Northwest. These stores have been consolidated since the date of acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales

	Fiscal
	2002	2001	2000
Sales (Thousands)	$4,304,734	$4,027,132	$3,672,413
Sales Growth	6.9%	9.7%	12.4%
Same Store Sales Growth	4.0%	3.3%	7.5%
New Stores / Closed Stores Sales Growth	0.8%	6.4%	4.9%
Impact of 53rd Week on Sales Growth	1.9%	—	—
Impact of RxAmerica on Sales Growth	0.2%	—	—
Pharmacy Sales Growth	14.0%	15.2%	19.4%
Same Store Pharmacy Sales Growth	10.9%	9.4%	15.0%
Pharmacy as a % of Total Drug Store Sales	43.8%	41.1%	39.1%
% of Pharmacy Sales Reimbursed by Third Party Health Plans	89.5%	88.1%	85.1%
Front-End Sales Growth	1.6%	6.1%	8.3%
Same Store Front-End Sales Growth (Decline)	(0.8)%	(0.7)%	3.2%
Front-End as a % of Total Drug Store Sales	56.2%	58.9%	60.9%

        Sales increased 6.9% in fiscal 2002 over fiscal 2001, and 9.7% in fiscal 2001 over fiscal 2000. Fiscal 2002 included 53 weeks of operations compared to 52 weeks in fiscal 2001. The 53rd week accounted for 1.9% of the increase in sales. Same-store sales, on a comparative 52-week to 52-week basis, increased 4.0% in fiscal 2002, and new stores accounted for an increase of 0.8%. RxAmerica's net sales, measured from our acquisition of full ownership in the PBM in September 2001, contributed the remaining 0.2% of total sales growth in fiscal 2002. The increase in sales in fiscal 2001 over fiscal 2000 was due largely to the contribution from new stores, including a full year of sales from the 31-store net acquisition in California in October 1999. Incremental sales from this acquisition contributed 5.2% of total sales growth in fiscal 2001. Fiscal 2001 same-store sales increased 3.3%. The increased usage of newer and more costly prescription drugs and the aging U.S. population have fueled sales growth for each of the last two fiscal years.

        Pharmacy sales were 43.8% of total drug store sales in fiscal 2002, compared to 41.1% in fiscal 2001 and 39.1% in fiscal 2000. We expect this trend to continue due to the increased usage of newer and more costly prescription drugs and the aging U.S. population. These factors contributed to same-store pharmacy sales increases of 10.9% in fiscal 2002 and 9.4% in fiscal 2001.

        Pharmacy sales reimbursed by third-party health plans represented 89.5% of total pharmacy sales, compared to 88.1% and 85.1% in the two previous fiscal years. We expect this trend to continue due to the ongoing shift to managed care.

        Same-store front-end sales declined 0.8% in fiscal 2002 and 0.7% in fiscal 2001, due to increased competition from mass merchants, national drug store chains and supermarket pharmacies; an economic slowdown, exacerbated by the terrorist attacks of September 11, 2001; a weak holiday shopping season and a mild cold and flu season that resulted in lower over-the-counter drug sales. In addition, problems with the distribution of front-end merchandise related to our third-party distribution center operator in California negatively impacted operations. We terminated our agreement with our third-party distribution center operator during the second quarter of fiscal 2002.

Gross Profit

	Fiscal
	2002	2001	2000
Gross Profit (Thousands)	$1,102,789	$1,049,710	$974,644
LIFO Provision (Thousands)	9,612	4,700	4,400
Inventory write-down pursuant to 2001 Closure Plan (Thousands)	1,659	—	—
Gross Margin %	25.6%	26.1%	26.5%

        Gross margin as a percent of sales was 25.6% in fiscal 2002, down from 26.1% and 26.5% in fiscal 2001 and 2000. The declining gross margin percentages reflect the increase in pharmacy sales as a percentage of total sales. Pharmacy sales have lower margins than front-end sales. In addition, pharmacy margin percentages continue to decline throughout the retail drug store industry due to the increasing percentage of pharmacy sales reimbursed by third-party health plans. Third-party health plans continue to reduce reimbursement levels, resulting in lower gross margins for these sales than for non third-party sales. However, despite decreases in pharmacy gross margin percentages, pharmacy gross profit in dollars has continued to rise with the growth in sales.

        Gross margin percentages on front-end sales have remained relatively constant for the past three fiscal years.

        Our gross profit includes LIFO provisions of $9.6 million, $4.7 million and $4.4 million in fiscal 2002, 2001 and 2000, included in cost of merchandise sold. The LIFO provision fluctuates with inflation rates and inventory levels and mix. The increase in the LIFO provision in fiscal 2002 over fiscal 2001 was primarily due to increased inflation rates for pharmaceutical inventories.

Operating and Administrative Expenses

	Fiscal
	2002	2001	2000
Operating and Administrative Expenses (Thousands)	$1,014,330	$935,976	$851,231
Operating and Administrative Expenses as a Percent of Sales	23.6%	23.2%	23.2%

        Operating and administrative expenses were 23.6% of sales in fiscal 2002, compared to 23.2% in both fiscal 2001 and 2000. The increase in fiscal 2002 was primarily due to newly opened stores, which have lower sales than our established stores. We opened 25 new stores in fiscal 2002, compared to 17 in fiscal 2001 and 19 in fiscal 2000. We also experienced increased distribution expenses as we transitioned from our third-party distribution center operator to self-operation of our distribution centers.

        Operating and administrative expenses included $6.3 million, $6.4 million and $3.2 million of goodwill amortization in fiscal 2002, 2001 and 2000. With the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (discussed further below), we will discontinue the amortization of goodwill in fiscal 2003, and we will review goodwill for impairment annually.

Provision for Store Closures and Asset Impairment

        In January 2001, our board of directors approved a plan (the "2001 Closure Plan") to close 15 stores, and we recorded a related charge of $25.6 million. We closed 14 stores pursuant to the 2001 Closure Plan during the first quarter of fiscal 2002, and we elected not to close the remaining store. As of January 31, 2002, we had successfully terminated the leases and sublet or sold the properties for 13 of the 14 closed stores, and we are currently marketing the remaining property. Based on the results of the 2001 Closure Plan to date and estimated future costs to complete the plan, we recorded a benefit of $1.5 million from the reduction of the related reserve in the fourth quarter of fiscal 2002.

        Additionally, consistent with previous years, we make decisions to close stores in the normal course of business. We closed 5, 3 and 15 stores not included in the 2001 Closure Plan in fiscal 2002, 2001 and 2000. During fiscal 2002, we recorded a benefit of $1.0 million from the reduction of the provision for store closures not included in the 2001 Closure Plan, offset by an impairment charge of $0.8 million reflecting the write-down of certain long-lived tangible assets associated with three stores to their estimated net recoverable values. In fiscal 2001 and 2000, we recorded expenses of $2.8 million and $4.9 million, related to the closure of stores not included in the 2001 Closure Plan.

Other Items

        In fiscal 2002, we recorded a net charge of $0.9 million for the settlement of a lease-related dispute with a landlord, partially offset by gains on the settlement of other disputes. In fiscal 2001 we recorded a net benefit of $6.8 million related to our share of a brand name litigation settlement, partially offset by the settlement of a class action lawsuit regarding the employment classification of certain employees and the resolution of a contractual dispute with a vendor. We also recorded a loss of $1.6 million reflecting our share of the loss on the partial sale of joint venture assets in fiscal 2001.

RxAmerica

        We acquired full ownership of RxAmerica, our PBM segment, in the third quarter of fiscal 2002. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson's, and its results of operations, which were reported using the equity method of accounting, were not material to us. RxAmerica accounted for $4.3 million of net income ($0.11 per diluted share), including joint venture income recorded prior to the acquisition, in fiscal 2002.

Net Interest Expense

        Net interest expense was $14.0 million in fiscal 2002, compared to $16.3 million in fiscal 2001 and $4.6 million in fiscal 2000. The decrease in fiscal 2002 as compared to fiscal 2001 was due to lower average borrowings and interest rates. The increase in fiscal 2001 over fiscal 2000 was due to higher borrowings to finance stock repurchases and the net acquisition of 31 stores in California.

Income Taxes

        Our effective income tax rates were 37.3%, 39.6% and 39.4% in fiscal 2002, 2001 and 2000. We benefited in fiscal 2002 from a federal tax law change that allows us to deduct dividends paid on allocated shares held in our employee stock ownership plan.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and equivalents were $123.2 million at January 31, 2002, compared to $44.7 million at January 25, 2001. The increase was due to higher cash flows provided by operating activities and lower cash used in investing and financing activities as compared to fiscal 2001. RxAmerica accounted for $41.1 million of cash and equivalents as of January 31, 2002.

Operating Cash Flows

        Net cash provided by operating activities was $202.2 million in fiscal 2002, primarily due to $146.0 million of net income before non-cash depreciation, amortization, asset impairment, deferred income tax and stock compensation charges. Reductions in inventory levels and increases in current liabilities also had a significant positive impact on operating cash flows.

        Net cash provided by operating activities was $192.7 million in fiscal 2001, primarily due to $110.5 million of net income before non-cash depreciation, amortization, deferred income tax and stock compensation charges. Operating cash flows also increased due to an increase of $76.7 million in current liabilities, including the $25.6 million reserve for the 2001 Closure Plan and increases in payables associated with the growth in the number of our stores.

        Net cash provided by operating activities was $103.5 million in fiscal 2000, primarily due to $141.2 million of net income before non-cash depreciation, amortization, deferred income tax and stock compensation charges. This amount was partially offset by increases in receivables, inventories and other current assets associated with the growth in the number of our stores.

Investing Cash Flows

        Net cash used in investing activities was $94.6 million in fiscal 2002, compared to $128.8 million in fiscal 2001 and $240.0 million in fiscal 2000. Capital expenditures in fiscal 2002 decreased from fiscal 2001 levels, which included expenditures of approximately $28.8 million for e-commerce and renovations of stores acquired in fiscal 2000. Additionally, receipts from property disposals increased from $5.3 million in fiscal 2001 to $22.6 million in fiscal 2002 as a result of several sale-leaseback transactions. Fiscal 2002 investing activities also included $5.8 million for the acquisition of the remaining 50% of RxAmerica, net of cash acquired. Fiscal 2000 capital expenditures included approximately $151 million for the 31-store net acquisition in California. Capital expenditures also included amounts related to the opening of 25, 17 and 19 new stores in fiscal 2002, 2001 and 2000.

        We plan to open between 25 and 30 stores in fiscal 2003. We expect net capital expenditures in fiscal 2003 to be approximately $120 million, including $40 million in net new store investments, $20 million for improvements in existing stores, $15 million for technology, $25 million for supply chain improvements (including expenditures under the supply chain program discussed further below) and $20 million for other items.

        In February 2002, the board of directors approved a program for upgrading our supply chain practices in an effort to increase efficiency and enhance profitability. We expect to spend approximately $60 million in capital expenditures for supply chain improvements under this program over the next four fiscal years.

Financing Cash Flows

        Net cash used in financing activities was $29.2 million in fiscal 2002. We obtained an additional $50 million in privately placed debt financing in the third quarter, offset by $58 million in repayments of long-term and short-term borrowings and dividends of $21.2 million. Net cash used in financing activities was $35.6 million in fiscal 2001, reflecting net stock repurchases of $52.4 million and dividends of $21.3 million, offset by $38.1 million of long-term and short-term borrowings. Net cash provided by financing activities was $137.9 million in fiscal 2000, including $115 million in proceeds from privately placed debt financing and $42.9 million in other net borrowings, primarily for the 31-store net acquisition in California, offset by dividends of $22.0 million.

        In October 2001, we replaced our $130 million unsecured revolving line of credit with an Amended and Restated $150 million unsecured revolving line of credit, which expires in October 2004 and accrues interest at LIBOR-based rates. Borrowings on the line of credit do not require repayment until the expiration date. As of January 31, 2002, $40.0 million was outstanding under this line of credit with a weighted average interest rate of 3.08%.

        Additionally, as of January 31, 2002, we have $160.7 million in privately placed promissory notes, including $50 million completed in the third quarter of fiscal 2002. These notes mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%. We used the proceeds from the $50 million private placement borrowing in fiscal 2002 to pay down the revolving line of credit and to provide cash funding for the acquisition of the remaining 50% of RxAmerica. Our note payable to RxAmerica was eliminated upon acquisition of full ownership of the PBM subsidiary.

        Our debt agreements contain limits on borrowings, dividend payments and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. The agreements allowed for the exclusion of the $25.6 million charge associated with the 2001 Closure Plan in the computation of the fixed charge coverage ratio. As of January 31, 2002, we were in compliance with the restrictions and limitations included in these provisions.

        In November 1999, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock through November 2004, for a maximum total expenditure of $80 million. During fiscal 2001, we purchased 1,146,868 shares under this authorization at a total cost of $22.5 million. We also repurchased 1,614,157 shares of common stock from the Estate of Vera M. Long at a total cost of $31.0 million pursuant to a separate authorization by the board of directors in February 2000. In addition, we sold 45,688 shares of common stock back to the Profit Sharing Plan in fiscal 2001 for $1.1 million, resulting in net stock repurchases of $52.4 million.

        We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

        The following table summarizes our contractual obligations as of January 31, 2002:

	Payments due by Fiscal Year
	2003	2004	2005	2006	2007	Thereafter	Total
	Thousands
Long-term Debt	$2,629	$2,352	$81,870	$8,870	$45,870	$59,812	$201,403
Capital Lease Obligations	398	418	418	418	423	8,015	10,090
Operating Leases	60,233	58,541	55,890	52,487	49,781	486,460	763,392

Totals	$63,260	$61,311	$138,178	$61,775	$96,074	$554,287	$974,885

        We utilize normal operating leases for many of our store locations, but we do not engage in lease financing of a special-purpose entity nature.

        In addition, we had the following commercial commitments as of January 31, 2002:

	Amount of Commitment Expiration by Fiscal Year
	2003	2004	2005	2006	2007	Thereafter	Total
	Thousands
Lines of Credit (unused portion)	$—	$—	$110,000	$—	$—	$—	$110,000
Letters of Credit	1,498	—	—	—	—	—	1,498
Surety Bonds	25,527	—	—	—	—	—	25,527

Totals	$27,025	$—	$110,000	$—	$—	$—	$137,025

        Our surety bonds secure obligations related to workers' compensation claims and will continue to be renewed as long as the related payment obligations are in effect.

Critical Accounting Policies

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. We believe the following critical accounting policies require the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Impairment of Long-Lived Assets

        We review long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using our best estimates based on reasonable and supportable assumptions and projections, we record an impairment loss to write the assets down to their fair values if the carrying values of such assets exceed their related expected future cash flows.

        In fiscal 2002, we identified three stores with a history of operating and cash flow losses combined with projections of continuing losses in the foreseeable future. Our projections indicate that the carrying values of certain long-lived tangible assets associated with these stores will not be recovered through future cash flows. Accordingly, we recorded an impairment charge of $0.8 million to write such assets down to their estimated fair values, based on discounted projected future cash flows.

Store Closure Reserves

        We record the estimated costs associated with closing a store during the period in which the store is identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. These costs include amounts that we are contractually obligated to pay during the remainder of the lease, net of any expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. We record severance and other employee-related costs in the period in which the closure and related severance packages are communicated to the affected employees. We record losses on the liquidation of inventories in cost of merchandise sold when the inventories are sold or otherwise disposed of. We evaluate our store closure reserves and adjust them accordingly based on the estimated future costs to complete the store closures.

New Accounting Pronouncements

        In fiscal 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have no derivative instruments, and therefore adoption of SFAS No. 133 had no impact on our financial statements.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested annually for impairment. We will adopt SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2003. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial position or results of operations. Upon adoption of SFAS No. 142, we will discontinue the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002 and annual amortization of approximately $6.3 million.

        As required by SFAS No. 142, we have performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, we have identified certain regional reporting units that have experienced declines in their fair values below their net carrying values. Accordingly, we will recognize a goodwill impairment charge of approximately $41 million (approximately $25 million after tax) for these reporting units in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

        During the year, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, is effective for us beginning in fiscal 2004. SFAS No. 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of, and is effective for us beginning in fiscal 2003. We do not expect the adoption of SFAS No. 143 or SFAS No. 144 to have a material impact on our financial position or results of operations.

Risk Factors

        You should carefully read the following risk factors.

The markets in which we operate are highly competitive, and further increases in competition could adversely affect us.

        We face intense competition with local, regional, and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers. Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which would require us to increase our sales volume and to sell higher-margin products and services at reduced prices to remain competitive. We cannot assure you that we will be able to continue to compete effectively in our markets or increase our sales volume or margins in response to further increased competition.

Our ability to successfully implement supply chain improvements and other strategic initiatives is critical to the ongoing success of our business.

        In February 2002, our board of directors approved a program to upgrade our supply chain practices in an effort to increase efficiency and enhance profitability, along with initiatives to increase front-end sales and pharmacy margins, enhance customer service and improve operational efficiencies. We expect to spend approximately $60 million in capital expenditures for supply chain improvements under this program over the next four fiscal years. The success of these initiatives is important to our future profitability. We cannot assure you that we will be able to execute these initiatives successfully.

Changes in third-party reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

        We are reimbursed by third-party health plans for approximately 90% of all the prescription drugs that we sell, and this percentage has continued to increase. Pharmacy sales to third parties have lower gross margins than non third-party pharmacy sales. Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, Medicare may cover some of the prescription drugs that we now sell at retail prices, and we may be reimbursed at prices lower than our current retail prices. If third-party health plans continue to reduce their reimbursement levels, or if

Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales will continue to be reduced, and our profitability will be adversely affected.

The transition from third-party distribution to self-distribution could result in increased costs.

        We terminated our agreement with our third-party distribution center operator in California during the second quarter of fiscal 2002. We incurred additional costs during the third and fourth quarters as we continued to transition the operation of the distribution centers, and these costs could continue to adversely affect net income in the near future.

A continued economic slowdown could adversely affect consumer-buying practices and reduce our sales of front-end products, which are our higher margin products.

        The economy began showing signs of slowing in fiscal 2002. The terrorist attacks on September 11, 2001 adversely affected sales for that week and have had a continuing negative impact on tourism. We operate 32 stores in the state of Hawaii, which have been adversely impacted by the decline in tourism. If the economy continues to slow and unemployment increases or inflationary conditions worry consumers, they may decrease their purchases, particularly of products other than pharmaceutical products that they need for health reasons. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any decrease in our sales of front-end products will decrease our profitability.

Our ability to attract and retain pharmacy personnel or develop alternate fill sources is important to the continued success or our business.

        Our industry is experiencing a shortage of licensed pharmacists in the markets in which we operate. Our inability to attract and retain pharmacists and other key personnel could adversely affect us. In response to the pharmacist shortage we recently entered into a joint venture agreement with AmerisourceBergen to operate a central prescription fill center. The success of this fill center is important to our ability to address the shortage of pharmacists.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms; a disruption in our relationship with this supplier could have a material adverse effect on our business.

        We obtain approximately 54% of our total merchandise, including 95% of our pharmaceutical supplies, from a single supplier, AmerisourceBergen, pursuant to a long-term supply contract. Any significant disruptions in our relationships with AmerisourceBergen could have a material adverse effect on us.

We are subject to governmental regulations, procedures and requirements; our noncompliance or their significant change could have a material adverse effect on us.

        Our pharmacy business is subject to numerous federal, state and local regulations. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations, prohibitions against paid referrals of patients and protection of confidential patient medical records and information. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties. Furthermore, federal and state reform programs, such as healthcare reform initiatives, could adversely affect our pharmacies, and any new federal or state programs could also adversely affect us.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.

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

The energy crisis in the state of California may result in increased operating and administrative expenses in fiscal 2003.

        As of January 31, 2002, we operated 361 stores in the state of California, which has experienced energy shortages causing some power outages. California utility companies announced significant increases in energy rates, which were reflected in utility bills received beginning in the third quarter of fiscal 2002. These shortages may expand to other markets in which we operate. We have taken such steps as reducing store lighting, raising store temperatures and disconnecting unused electrical equipment to conserve energy, but the volatility of energy rates has resulted in increased operating and administrative expenses and our energy-related expenses may continue to increase in fiscal 2003.

Item 7a. Quantitative and Qualitative Disclosures of Market Risk

        Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs and general corporate purposes. A portion of our debt bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We have not purchased and do not hold any derivative financial instruments.

        A 10% change in interest rates (31 basis points on our floating-rate debt as of January 31, 2002) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

Item 8. Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME

	For the Fiscal Years Ended
	January 31, 2002	January 25, 2001	January 27, 2000
	Thousands Except Per Share
Sales	$4,304,734	$4,027,132	$3,672,413
Cost and expenses:
Cost of merchandise sold	3,201,945	2,977,422	2,697,769
Operating and administrative	1,014,330	935,976	851,231
Provision (benefit) for store closures and asset impairment, net	(1,682)	28,404	4,895
Legal settlements and other disputes	860	(6,831)	—
Loss on partial sale of joint venture assets	—	1,600	—
Interest expense	15,475	17,113	6,544
Interest income	(1,459)	(836)	(1,900)

Income before income taxes	75,265	74,284	113,874
Income taxes	28,097	29,400	44,900

Net income	$47,168	$44,884	$68,974

Net income per common share:
Basic	$1.26	$1.19	$1.77
Diluted	$1.25	$1.19	$1.76
Dividends per common share	$0.56	$0.56	$0.56
Weighted average number of shares outstanding:
Basic	37,443	37,687	38,960
Diluted	37,751	37,843	39,090

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	January 31, 2002	January 25, 2001
	Thousands
Assets
Current Assets:
Cash and equivalents	$123,187	$44,692
Pharmacy and other receivables, net	122,494	104,306
Merchandise inventories	406,383	424,339
Deferred income taxes	27,297	26,891
Other	5,053	7,913

Total current assets	684,414	608,141

Property:
Land	104,928	108,459
Buildings and leasehold improvements	488,492	466,581
Equipment and fixtures	474,165	423,915
Beverage licenses	8,318	8,150

Total property at cost	1,075,903	1,007,105
Less accumulated depreciation	478,924	418,659

Property, net	596,979	588,446

Goodwill, net	123,306	134,594
Other assets	6,892	22,486

Total	$1,411,591	$1,353,667

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$270,473	$253,338
Short-term borrowings	—	20,000
Employee compensation and benefits	83,089	77,211
Taxes payable	61,394	59,789
Current portion of long-term debt	2,629	3,101
Other	30,169	35,255

Total current liabilities	447,754	448,694

Long-term Debt	198,774	198,060
Deferred income taxes and other long-term liabilities	43,490	23,118
Commitments and Contingencies
Stockholders' Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,977,000 and 37,367,000 shares outstanding	18,988	18,683
Additional capital	156,977	141,200
Common stock contribution to Profit Sharing Plan	2,939	7,695
Unearned compensation	(4,007)	(4,466)
Retained earnings	546,676	520,683

Total stockholders' equity	721,573	683,795

Total	$1,411,591	$1,353,667

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Fiscal Years Ended
	January 31, 2002	January 25, 2001	January 27, 2000
	Thousands
Operating Activities:
Net income	$47,168	$44,884	$68,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,575	62,683	52,658
Amortization	6,618	6,600	3,444
Provision for asset impairment	800	—	—
Deferred income taxes and other	8,084	(13,632)	2,192
Amortization of restricted stock awards	1,786	2,467	2,932
Common stock contribution to benefit plans	9,858	7,695	10,181
Tax benefits credited to stockholders' equity	141	(182)	838
Changes in assets and liabilities:
Pharmacy and other receivables	2,945	(9,889)	(26,345)
Merchandise inventories	17,956	9,658	(21,296)
Other current assets	3,023	5,664	(11,732)
Current liabilities	32,284	76,740	21,625

Net cash provided by operating activities	202,238	192,688	103,471

Investing Activities:
Payments for property additions, store acquisitions and other assets	(111,362)	(134,093)	(258,427)
Receipts from property dispositions and sale-leasebacks	22,575	5,313	18,447
Acquisition of assets from RxAmerica, net of cash	(5,764)	—	—

Net cash used in investing activities	(94,551)	(128,780)	(239,980)

Financing Activities:
Proceeds from long-term borrowings	50,000	18,143	167,918
Repayments of long-term borrowings	(38,017)	—	—
Proceeds from (repayments of) short-term borrowings	(20,000)	20,000	(10,000)
Sale (repurchase) of common stock to (from) Profit Sharing Plan	—	(4,906)	2,016
Repurchase of common stock	—	(47,534)	—
Dividend payments	(21,175)	(21,323)	(21,997)

Net cash provided by (used in) financing activities	(29,192)	(35,620)	137,937

Increase in cash and equivalents	78,495	28,288	1,428
Cash and equivalents at beginning of year	44,692	16,404	14,976

Cash and equivalents at end of year	$123,187	$44,692	$16,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,869	$16,465	$6,544
Cash paid for income taxes	19,924	40,048	37,750
Non-cash investing and financing activities:
Assets acquired through capital leases	$4,381	—	—
Elimination of note payable in acquisition of RxAmerica	11,741	—	—

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

				Common Stock Contributions to Profit Sharing Plan
	Common Stock
			Additional Capital		Unearned Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	Thousands
Balance at January 28, 1999	38,946	$19,473	$122,938	$9,834	$(3,888)	$490,482	$638,839
Net income						68,974	68,974
Dividends ($.56 per share)						(21,997)	(21,997)
Profit Sharing Plan:
Issuance of stock for FY99 contributions	269	134	9,700	(9,834)			—
Stock portion of FY00 contribution				10,181			10,181
Sale of stock to plan	70	35	1,981				2,016
Reduction of plan debt			911				911
Stock awards, net of forfeitures	100	50	3,395		(3,398)		47
Amortization of restricted stock awards					2,885		2,885
Tax benefits related to stock awards			834				834
Tax benefits related to employee stock plans						4	4

Balance at January 27, 2000	39,385	19,692	139,759	10,181	(4,401)	537,463	702,694

Net income						44,884	44,884
Dividends ($.56 per share)						(21,323)	(21,323)
Profit Sharing Plan:
Issuance of stock for FY00 contribution	550	275	9,906	(10,181)			—
Stock portion of FY01 contribution				7,695			7,695
Sale of stock to plan	46	23	1,030				1,053
Purchase of stock from plan	(298)	(149)	(5,810)				(5,959)
Stock awards, net of forfeitures	147	73	2,459		(2,642)		(110)
Amortization of restricted stock awards					2,577		2,577
Tax expense related to stock awards			(182)				(182)
Repurchase of common stock	(2,463)	(1,231)	(5,962)			(40,341)	(47,534)

Balance at January 25, 2001	37,367	18,683	141,200	7,695	(4,466)	520,683	683,795

Net income						47,168	47,168
Dividends ($.56 per share)						(21,175)	(21,175)
Profit Sharing Plan:
Issuance of stock for FY01 contribution	287	144	7,551	(7,695)			—
Stock portion of FY02 contribution				2,939			2,939
Contribution of stock to 401(k) plan	285	143	6,776				6,919
Stock awards, net of forfeitures	38	18	1,309		(1,426)		(99)
Amortization of restricted stock awards					1,885		1,885
Tax benefits related to stock awards			141				141

Balance at January 31, 2002	37,977	$18,988	$156,977	$2,939	$(4,007)	$546,676	$721,573

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Significant Accounting Policies

        The Company—Longs Drug Stores Corporation ("Longs" or the "Company") operates retail drug stores in California, Hawaii, Colorado, Nevada, Washington and Oregon through its wholly owned subsidiary, Longs Drug Stores California, Inc. The Company operates under the names Longs, Longs Drugs, Longs Drug Stores, Longs Pharmacy and Longs Express. The majority of the Company's stores and sales are concentrated in California. Prescription drugs and "front-end" merchandise, including over-the-counter medications, health care products, photo and photo processing, cosmetics and greeting cards are the core merchandise categories. Additional significant categories include food and beverage items, housewares, toiletries, mail centers and seasonal merchandise.

        Longs Drug Stores California, Inc. also provides pharmacy benefit management (PBM) services through its wholly owned subsidiary, RxAmerica LLC. The PBM segment provides a range of services, including plan design and implementation, formulary management, claims processing and generic substitution, to third-party health plans and other organizations.

        Basis of Presentation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made in the fiscal 2000 and 2001 financial statements to conform to the 2002 presentation.

        Fiscal Year—The Company operates on a 52/53-week fiscal year ending on the last Thursday in January. The fiscal year ended January 31, 2002 contained 53 weeks of operations. The fiscal years ended January 25, 2001 and January 27, 2000 each contained 52 weeks of operations.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

        Concentrations—The Company obtains approximately 54% of its total inventories, including 95% of its pharmaceutical inventories, from a single supplier, AmerisourceBergen, pursuant to a long-term supply contract.

        Cash and equivalents include investments with original maturities of three months or less when purchased.

        Accounts receivable primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies, governmental agencies and vendors). Receivables are stated net of an allowance for uncollectible accounts, summarized as follows:

	2002	2001
	Millions
Allowance for uncollectible accounts, beginning of year	$0.4	$1.1
Additions charged to expense	0.8	0.4
Deductions for accounts written off	—	(1.1)

Allowance for uncollectible accounts, end of year	$1.2	$0.4

        Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $165.3 million and $155.6 million as of January 31, 2002 and January 25, 2001, respectively.

        In fiscal years 2002 and 2001 inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers, the after-tax effect of which increased net income by $0.4 million ($0.01 per diluted share) and $1.5 million ($0.04 per diluted share), respectively.

        Property is depreciated using the straight-line method with estimated useful lives of twenty to thirty-three years for buildings, the shorter of the life of the lease or estimated useful life for leasehold improvements and three to twenty years for equipment, fixtures and beverage licenses. The Company capitalizes costs that relate to the application and infrastructure development stage of web site development. Such costs are included in equipment and fixtures and are amortized over seven years.

        Buildings and leasehold improvements include $4.4 million of assets under capital leases as of January 31, 2002. The corresponding capital lease obligation is included in long-term liabilities. The amount capitalized for assets under capital leases is the present value at the beginning of the lease term of the aggregate future minimum lease payments. The amortization of such assets is included in depreciation expense. Accumulated amortization on assets under capital leases was not significant as of January 31, 2002.

        Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities and is amortized using the straight-line method over estimated useful lives of five to twenty-five years. Accumulated amortization was $19.0 million and $13.5 million as of January 31, 2002 and January 25, 2001, respectively. In fiscal 2003, the Company will discontinue the amortization of goodwill (see "New Accounting Pronouncements").

        Other assets consist primarily of joint venture investments accounted for under the equity method and purchased pharmacy customer files. Amortization of pharmacy customer files is calculated using the straight-line method over estimated useful lives of one to five years.

        Impairment of Long-Lived Assets—The Company reviews long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable and supportable assumptions and projections, the Company records an impairment loss to write the assets down to their fair values if the carrying values of such assets exceed their related expected future cash flows.

        In fiscal 2002, the Company identified three stores with a history of operating and cash flow losses combined with projections of continuing losses in the foreseeable future. The Company's projections indicate that the carrying values of certain long-lived tangible assets associated with these stores will not be recovered through future cash flows. Accordingly, an impairment charge of $0.8 million was recorded to write such assets down to their estimated fair values, based on discounted projected future cash flows.

        Store Closure Reserves—The Company records the estimated costs associated with closing a store during the period in which the store is identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease or sub-lease a property, net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Losses on the liquidation of inventories are recorded in cost of merchandise sold when the inventories are sold or otherwise disposed of.

        Fair Value of Financial Instruments—The carrying values of the Company's cash and equivalents, receivables, payables and short-term borrowings approximate their estimated fair values due to their short-term nature. To estimate the fair value of long-term debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. As of

January 31, 2002 and January 25, 2001, the carrying value of the Company's long-term debt approximated its estimated fair value.

        Revenue Recognition—The Company recognizes revenue from the sale of merchandise, net of an allowance for estimated returns, at the time the merchandise is sold. The allowance for sales returns is estimated based on the Company's historical experience.

        Revenue from the PBM segment is generated as pharmacies that participate in RxAmerica's retail network dispense prescription drugs to members of participating health plans. RxAmerica does not take title to the prescription drug inventories or assume substantial risks and rewards of ownership. Therefore, revenues from third-party health plans are recognized net of the reimbursements due to participating pharmacies.

        Vendor Rebates and Allowances—Merchandise rebates and allowances received from vendors are recognized as a reduction of cost of goods sold when the related inventory is sold. Advertising rebates and allowances are recorded as a reduction of advertising expense when earned.

        Advertising—Net advertising costs are expensed as incurred and were $22.3 million, $23.0 million and $24.3 million for fiscal years 2002, 2001 and 2000, respectively.

        New store opening costs, primarily labor, advertising and store supplies, are charged to expense as incurred.

        Deferred Rent—Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense, and the amount payable under the lease is recognized as deferred rent. As of January 31, 2002 and January 25, 2001, deferred rent of $14.3 million and $12.3 million, respectively, was included in long-term liabilities.

        Legal settlements and other disputes—In fiscal 2002, the Company recorded a net charge of $0.9 million for the settlement of a lease-related dispute with a landlord, partially offset by gains on the settlement of other disputes. In fiscal 2001, the Company recorded income of $6.8 million related to the Company's share of a brand name litigation settlement, partially offset by the settlement of a class action lawsuit regarding the employment classification of certain employees and the resolution of a contractual dispute with a vendor.

        Income taxes—The Company accounts for its taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes are recorded based upon the differences between the financial statement and tax basis of assets and liabilities.

        Stock-based compensation—The Company accounts for employee stock-based compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation.

        Net income per share—Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the Company's basic and diluted net income per share computations:

	Fiscal
	2002	2001	2000
	Thousands
Basic weighted average number of shares outstanding	37,443	37,687	38,960
Effect of dilution from:
Restricted stock awards	201	141	130
Stock options	107	15	—

Diluted weighted average number of shares outstanding	37,751	37,843	39,090

        The Company excluded 49,900 stock options from the calculation of diluted earnings per share in fiscal 2002 because their effect would have been anti-dilutive.

        Comprehensive income equals net income for all periods presented.

        New Accounting Pronouncements—In fiscal 2002, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has no derivative instruments, and therefore adoption of SFAS No. 133 had no impact on the Company's financial statements.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested annually for impairment. The Company will adopt SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2003. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations. Upon adoption of SFAS No. 142, the Company will discontinue the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002 and annual amortization of $6.3 million.

        As required by SFAS No. 142, the Company has performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, the Company has identified certain regional reporting units that have experienced declines in their fair values below their net carrying values. Accordingly, the Company will recognize a goodwill impairment charge of approximately $41 million (approximately $25 million after tax) for these reporting units in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

        During the year the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, is effective for the Company beginning in fiscal 2004. SFAS No. 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of, and is effective for the Company beginning in fiscal 2003. The Company does not expect the adoption of SFAS No. 143 or SFAS No. 144 to have a material impact on its financial position or results of operations.

2.    Provision for Store Closures

        In January 2001, the Board of Directors approved a plan (the "2001 Closure Plan") to close 15 stores, and the Company recorded expenses of $25.6 million associated with this plan. The Company closed 14 stores pursuant to the 2001 Closure Plan in the first quarter of fiscal 2002, and elected not to close the remaining store. As of January 31, 2002, the Company had successfully terminated the leases and sublet or sold the properties for 13 of the 14 closed stores, and is currently marketing the remaining property. Based on the results of the 2001 Closure Plan to date and estimated future costs to complete the plan, the Company recorded a benefit of $1.5 million for the reduction of the related reserve in the fourth quarter of fiscal 2002. The remaining reserve is included in long-term liabilities. Costs incurred to date and adjustments to the original estimated reserve are summarized as follows:

Description	Reserve Balance at January 25, 2001	Costs Incurred in Fiscal 2002	Increases (Decreases) to Reserve Amount	Reserve Balance at January 31, 2002
	Millions
Loss on disposition of fixed assets	$7.7	$(6.3)	$(1.1)	$0.3
Write-off of goodwill	5.6	(5.6)		—
Real estate related costs	11.2	(4.1)		7.1
Other closing costs	1.1	(0.6)	(0.4)	0.1
Employment related costs	—	(1.0)	1.0
Gain on sale of other assets	—	1.0	(1.0)

Total	$25.6	$(16.6)	$(1.5)	$7.5

        These 14 stores accounted for $59.0 million and $54.9 million of sales and $7.3 million and $5.0 million of pretax operating losses in fiscal 2001 and 2000, respectively. In fiscal 2002, prior to their closure in the first quarter, these stores accounted for $12.0 million of sales and $2.9 million of pretax operating losses.

        Additionally, consistent with prior years, the Company makes decisions to close stores in the normal course of business. The Company closed 5, 3 and 15 stores not included in the 2001 Closure Plan in fiscal 2002, 2001 and 2000, respectively. During fiscal 2002, the Company recorded a benefit of $1.0 million from the reduction of the reserve for store closures not included in the 2001 Closure Plan. In fiscal 2001 and 2000, the Company recorded expenses of $2.8 million and $4.9 million, respectively, related to the closure of stores not included in the 2001 Closure Plan. Reserves for store closures not included in the 2001 Closure Plan were $5.1 million and $9.9 million as of January 31, 2002 and January 25, 2001, respectively, and consisted primarily of real estate related costs.

3.    Acquisitions

        In October 1999, the Company completed the net acquisition of 31 stores (32 stores were acquired and one was closed) located in California from the Rite Aid Corporation. Two additional stores were acquired in the first quarter of 2001 under the terms that governed the October 1999 acquisition. One of these two locations was immediately sold. These stores contributed approximately $269 million and $66 million in sales to fiscal years 2001 and 2000, respectively. The total purchase price of the acquisition was approximately $151 million. The Company recorded goodwill of $102 million associated with this transaction.

        On September 17, 2001, the Company exercised an option to acquire the interest of Albertson's Inc. in its PBM joint venture, RxAmerica. The transaction was accounted for using the purchase method of accounting. The Company allocated the purchase price of $31.7 million to the acquired net assets (including cash of $25.9 million) based on their estimated fair values at the date of acquisition. The Company's note payable to RxAmerica was eliminated upon acquisition of full ownership of the PBM. The fair value of the net assets acquired exceeded the purchase price by an immaterial amount, resulting in a reduction of the carrying value of RxAmerica's tangible long-lived assets.

        These acquisitions were accounted for as purchases, with the results of operations of the acquired businesses included in the accompanying consolidated financial statements from their respective dates of acquisition. On a pro forma basis, as if the businesses had been acquired at the beginning of fiscal 2000, sales, net income and net income per share would not differ materially from the amounts reported in the accompanying consolidated financial statements.

4.    Debt

        At the end of fiscal 2001, the Company had a total of $20 million in short-term borrowings under two unsecured and uncommitted lines of credit, each with a $10 million credit limit, that expired on March 1, 2001 and August 7, 2001. The Company repaid all borrowings under these lines of credit in fiscal 2002.

        Long-term debt at January 31, 2002 and January 25, 2001 consisted of the following:

	2002	2001
	Thousands
Unsecured revolving line of credit, interest based on LIBOR (weighted average rate of 3.08% at January 31, 2002), expires October 2004	$40,000	$75,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	160,714	112,857
Note payable to RxAmerica (eliminated upon acquisition)	—	12,041
Equipment notes and other	689	1,263

Total long-term debt	$201,403	$201,161
Less current portion	2,629	3,101

Long-term portion	$198,774	$198,060

        In October 2001, the Company replaced its $130 million unsecured revolving line of credit with an Amended and Restated $150 million unsecured revolving line of credit, which expires in October 2004. Borrowings on the line of credit do not require repayment until the agreement expires. Letters of credit totaling $1.5 million were outstanding under the agreement as of January 31, 2002. The Company pays a quarterly commitment fee of 0.30% per annum on the unused portion of the line of credit ($110 million as of January 31, 2002).

        The Company obtained an additional $50 million in privately placed debt in the third quarter of fiscal 2002. These notes consist of $20 million of fully amortized notes payable in annual installments from 2004 through 2008 and bearing interest at a rate of 6.46%, and $30 million of 6.71% interest-only notes payable in full in 2008. The Company used the proceeds from the $50 million borrowing to pay down the revolving line of credit and to provide cash funding for the acquisition of Albertson's interest in RxAmerica.

        The Company's debt agreements contain limits on borrowings, dividend payments and repurchases of Company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. The agreements allowed for the exclusion of the $25.6 million charge associated with the 2001 Closure Plan in the computation of the fixed charge coverage ratio. As of January 31, 2002, the Company was in compliance with the restrictions and limitations included in these provisions.

        Future minimum principal payments on long-term debt are as follows (in thousands):

Fiscal Year 2003	$2,629
Fiscal Year 2004	2,352
Fiscal Year 2005	81,870
Fiscal Year 2006	8,870
Fiscal Year 2007	45,870
Thereafter	59,812

Total	$201,403

5.    Commitments and Contingencies

Leases

        The Company leases a significant portion of its store properties and certain of its distribution centers. Original non-cancelable lease terms range from 2 to 26 years and generally contain renewal options covering up to 20 additional years in 5-year to 10-year increments. Leases normally provide for minimum annual rent with provisions for additional rent based on a percentage of sales, and may contain escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the lease term (see note 1). Lease rentals for fiscal years 2002, 2001 and 2000 were $68.1 million, $64.3 million and $53.7 million, respectively, of which $53.9 million, $51.2 million and $41.6 million, respectively, represented minimum payments.

        Minimum rental commitments for non-cancelable leases as of January 31, 2002 were as follows:

	Operating Leases	Capital Leases
	Thousands
Fiscal Year 2003	$60,233	$398
Fiscal Year 2004	58,541	418
Fiscal Year 2005	55,890	418
Fiscal Year 2006	52,487	418
Fiscal Year 2007	49,781	423
Thereafter	486,460	8,015

Total minimum lease payments	$763,392	$10,090

Less amounts representing interest		5,709

Present value of capital lease obligations		$4,381
Less current portion		7

Long-term portion		$4,374

        Total minimum lease payments on operating leases have not been reduced by minimum future sublease rentals of $12.8 million under non-cancelable subleases.

        During the fourth quarter of fiscal 2002, Longs sold five Company-owned store properties for total net proceeds of $15.2 million and leased them back under new long-term operating leases. The Company continues to operate the stores on these sale-leaseback properties. The Company deferred gains of $0.4 million on three of the properties and is amortizing them over the lease terms. Losses of $0.8 million on the remaining two properties were recognized in operating income during fiscal 2002.

Legal Matters

        The Company is subject to various lawsuits and claims arising in the normal course of its businesses. In the opinion of management, after consultation with counsel, the disposition of these matters is not likely to have a material adverse effect, individually or in the aggregate, on the Company's consolidated financial statements taken as a whole.

6.    Joint Ventures

        In November 1997, Longs and American Drug Stores, Inc. (now Albertson's, Inc.) merged their PBM subsidiaries and pharmacy mail order operations into a joint venture, RxAmerica. Longs contributed $5.0 million in cash, a note payable for $13.2 million and assets totaling $1.6 million in return for a 50% interest in the joint venture. In fiscal 2001, RxAmerica sold the mail order business. The Company's share of the loss from the sale of these assets was $1.6 million. In September 2001, the Company exercised an option to acquire the remaining 50% of RxAmerica's net assets from Albertson's. Prior to the acquisition, RxAmerica's results of operations, reported using the equity method of accounting, were not material to the Company's consolidated financial statements.

        In February 2001, Longs and AmerisourceBergen entered into a joint venture agreement to establish a central prescription fill center in order to reduce prescription fill costs and to address a shortage of pharmacists. Longs contributed approximately $3.3 million in cash in return for a 50% interest in the joint venture, which commenced operations in the second quarter of fiscal 2002. The Company accounts for its investment in the fill center using the equity method of accounting. This joint venture's results of operations were not material to the Company's consolidated financial statements in fiscal 2002.

7.    Employee Compensation and Benefits

        The Company had approximately 22,200 full-time and part-time employees as of January 31, 2002. Virtually all full-time employees are covered by medical, dental and life insurance benefits paid primarily by the Company.

        Employees who meet certain eligibility requirements are entitled to profit sharing benefits under the Longs Drug Stores California, Inc. Employee Savings and Profit Sharing Plan. Profit sharing benefits are funded entirely by the Company. The plan also has a 401(k) component under which employees may make voluntary contributions. The Company matches a portion of the employee contributions. Company contributions to the plan, which may be made in cash or shares of Longs common stock, were $9.4 million, $11.5 million and $12.6 million for fiscal years 2002, 2001 and 2000, respectively. Matching contributions paid by the Company under the 401(k) component and included above were $6.5 million, $3.1 million and $1.8 million for fiscal years 2002, 2001 and 2000, respectively.

        The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 provides eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on dates selected by the participants in accordance with the terms of the plan. The plan provides for a total deferred compensation obligation under the plan of $10.0 million. Deferred compensation was $9.8 million and $8.1 million as of January 31, 2002 and January 25, 2001, respectively.

8.    Taxes on Income

        Significant components of the Company's deferred tax assets and liabilities as of January 31, 2002 and January 25, 2001 are as follows:

	January 31, 2002	January 25, 2001
	Thousands
Deferred Tax Assets:
Reserve for vacation pay	$13,292	$11,901
Reserve for workers' compensation	8,524	8,260
Reserve for deferred compensation	3,494	2,998
Reserve for store closures	3,205	10,948
Capitalized interest	2,952	2,264
Reserve for health benefits	2,114	1,789
ESOP deduction	2,041	—
State income tax	1,875	2,593
Other	15,814	15,437

	53,311	56,190

Deferred Tax Liabilities:
Depreciation	21,351	20,744
Inventories	5,293	4,437
Basis of property	2,404	3,540
Other	14,226	11,433

	43,274	40,154

Net deferred tax asset	$10,037	$16,036

        Income tax expense is summarized as follows:

	Fiscal Year
	2002	2001	2000
	Thousands
Current:
Federal	$17,740	$38,755	$36,811
State	4,358	6,097	7,794

	22,098	44,852	44,605
Deferred	5,999	(15,452)	295

Total	$28,097	$29,400	$44,900

        The reconciliation between the federal statutory tax rate and the Company's effective tax rates is as follows:

	Fiscal Year
	2002	2001	2000
Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefits	5.14	5.16	4.82
Benefits of wage credits	(0.77)	(0.83)	(0.38)
Benefits of ESOP dividends	(2.22)	—	(0.29)
Other	0.18	0.25	0.28

	37.33%	39.58%	39.43%

9.    Stockholders' Equity

        Authorized capital stock consists of 120 million shares of common stock, $.50 par value, and 30 million shares of preferred stock. Each outstanding share of common stock includes a Preferred Stock Purchase Right (expiring in September 2006) which is exercisable only upon the occurrence of certain change in control events. There have been no events that would allow these rights to be exercised.

        In November 1999, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock through November 2004, for a maximum total expenditure of $80 million. During fiscal 2001, the Company purchased 1,146,868 shares under this authorization at a total cost of $22.5 million. The Company also repurchased 1,614,157 shares of common stock from the Estate of Vera M. Long at a total cost of $31.0 million pursuant to a separate authorization by the Board of Directors in February 2000. In addition, the Company sold 45,688 shares of common stock back to the Profit Sharing Plan in fiscal 2001 for $1.1 million, resulting in net stock repurchases of $52.4 million.

10.  Stock Incentive Plans

        The Company has two separate plans under which it may grant options to purchase shares of the Company's common stock and other awards of common stock to key employees. The 1995 Long Term Incentive Plan authorized the issuance of 1,400,000 shares of common stock in the form of stock options, incentive stock options and stock awards. The Non-Executive Long Term Incentive Plan authorized the issuance of 1,000,000 shares of common stock of the Company and contains similar provisions to those of the 1995 Long Term Incentive Plan, except that it does not allow for incentive stock options or grants to owners or directors of the Company. As of January 31, 2002, there were 1,174,385 shares of common stock available for grant under the two plans.

        Generally, options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company's options generally become exercisable in installments of 30% after the third year, 60% after the fourth year and 100% after the fifth anniversary of the grant date and have a maximum term of 10 years. The Company's stock option award plans contain provisions for automatic vesting upon a change of control.

        Stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period. Recipients have voting rights to the shares and dividends are credited to the shares during the restriction period. However, transfer of ownership of the shares is dependent on continued employment for periods of one to five years. Unearned compensation expense related to restricted stock awards was $4.0 million and $4.5 million as of January 31, 2002 and January 25, 2001, respectively, and has been reflected as a reduction of stockholders' equity. During fiscal years 2002, 2001 and 2000, the Company granted 58,700, 176,400 and 101,720 shares of restricted stock, respectively.

Stock Options

        Following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at January 27, 2000	—	—
Granted (weighted average fair value of $6.81)	573,850	$20.10
Forfeited	(4,600)	19.41

Outstanding at January 25, 2001	569,250	20.10
Granted (weighted average fair value of $6.42)	99,900	23.74
Forfeited	(28,600)	19.44

Outstanding at January 31, 2002	640,550	20.70

        Following is a summary of options outstanding and exercisable as of January 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$17.85 to $20.40	459,450	8.5	$19.59	18,000	$20.00
$20.41 to $22.95	51,200	9.8	21.97	—	—
$22.96 to $25.50	129,900	8.8	24.11	—	—

	640,550	8.7	20.70	18,000	20.00

        No options were exercisable as of January 25, 2001.

        The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal
	2002	2001
Dividend yield	2.34%	0.56%
Expected volatility	30.18%	29.21%
Risk-free interest rate	4.29%	6.20%
Expected life (years)	5.0	4.1

        The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of this statement, the Company's pro forma net income and net income per common share would have been as follows:

	Fiscal
	2002	2001
Net income (Thousands):
As reported	$47,168	$44,884
Pro forma	46,932	44,768
Basic net income per share:
As reported	$1.26	$1.19
Pro forma	1.25	1.19
Diluted net income per share:
As reported	$1.25	$1.19
Pro forma	1.24	1.18

11.  Segment Information

        Prior to the September 2001 acquisition of Albertson's interest in the RxAmerica joint venture, the Company operated in one business segment, retail drug stores. Subsequently, the Company identified a second business segment, pharmacy benefit management ("PBM"). These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. The accounting policies of the segments are the same as those for the Company as described in note 1. Management evaluates the segments' operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows, exclusive of inter-segment transactions and balances, which are eliminated in consolidation.

        The following table summarizes significant financial information by segment as of and for the year ended January 31, 2002:

	Retail Drug Stores	Pharmacy Benefit Management(1)	Consolidated Totals
	Thousands
Sales	$4,296,821	$7,913	$4,304,734
Income before income taxes	70,182	5,083	75,265
Total assets	1,359,415	52,176	1,411,591
Items included in income before income taxes:
Interest expense	15,475	—	15,475
Interest (income)	(982)	(477)	(1,459)
Depreciation and amortization	78,050	143	78,193
Provision for store closures and asset impairment	(1,682)	—	(1,682)
Legal settlements and other disputes	860	—	860
Payments for property additions and other assets	111,024	338	111,362
Joint venture investments	2,959	—	2,959

(1)
Reflects RxAmerica's operations since the Company's acquisition of the remaining interest in the PBM in September 2001. Prior to the acquisition, the Company accounted for its interest in RxAmerica using the equity method of accounting.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Longs Drug Stores Corporation:

        We have audited the accompanying consolidated balance sheets of Longs Drug Stores Corporation and subsidiaries (the "Corporation") as of January 31, 2002 and January 25, 2001, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for each of the three fiscal years in the period ended January 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Longs Drug Stores Corporation and subsidiaries as of January 31, 2002 and January 25, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California
March 1, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Officers and Directors

        Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2002 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

        Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2002 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2002 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2002 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        Financial Statements and Schedules

  The Financial Statements which are filed with this Form 10-K at pages 16 to 32. No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

(a)(1) Not applicable

(a)(2) Not applicable.

(a)(3) EXHIBITS

Exhibit No.
3.	Articles of Incorporation and By-Laws
	a.	Restated Articles of Incorporation, amended June 3, 1997, as incorporated herein by reference, as previously filed with the Commission on September 12, 1997, as Exhibit 1 to Form 10-Q.
	b.	By-Laws of Longs Drug Stores Corporation, dated November 14, 2000, is incorporated herein as Exhibit 3(b) to Form 10-K.
10.	Material Contracts
	a.	The 1995 Long-Term Incentive Plan of Longs Drug Stores Corporation is incorporated herein by reference as previously filed with the Commission on August 5, 1994, on Form S-8, Registration No. 033-54959.
	b.	The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on June 6, 1995, on Form S-8, Registration No. 033-60005.
	c.	Renewal of the Agreements for Termination Benefits dated August 22, 1996, are incorporated herein by reference as Exhibit 1, as executed by the Chairman, CEO and President; Exhibit 2, as executed by the Senior Vice Presidents, Vice Presidents, District Managers and the Treasurer; Exhibit 3, as executed by Select Key Executives and Store Managers as previously filed with the Commission on December 6, 1996.
	d.	Amendments to the Longs Drug Stores Corporation Deferred Compensation Plan of 1995.
	e.	Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 20, 1996 is incorporated herein by reference as previously filed with the Commission on September 16, 1996, as Exhibit 1 to Form 8-K.
	f.	Credit Agreement dated October 14, 1999 is incorporated herein by reference as previously filed with the Commission on April 13, 2000, as Exhibit 10(h) to Form 10-K.
	g.	Employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer, and Treasurer, dated April 17, 2000 is incorporated by reference as previously filed with the Commission on September 11, 2000, as Exhibit 10.1 to Form 10-Q.
	h.	Amendment to Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 15, 2000, between the Company and Chase Mellon Shareholder Services, L.L.C. is incorporated herein by reference as previously filed with the Commission on December 11, 2000, as Exhibit 4(a) to Form 10-Q.

	i.	The Non-Executive Long-Term Incentive Plan.
	j.	Employment agreement between the Company and Linda M. Watt, Senior Vice President, Head of Human Resources, dated June 7, 2001 is incorporated by reference as previously filed with the Commission on September 7, 2001, as Exhibit 10.1 to Form 10-Q.
	k.	Amended and Restated Credit Agreement Dated as of October 12, 2001, between Longs Drug Stores California, Inc. and the lenders thereunder, is incorporated herein by reference as previously filed with the Commission on December 7, 2001, as Exhibit 10(a) to Form 10-Q.
	l.	Employment agreement between the Company and Todd J. Vasos, Senior Vice President—Marketing, dated November 21, 2001.
	m.	Retirement agreement between the Company and Dan R. Wilson, dated December 19, 2001.
21.	Subsidiaries of the Registrant
23.	Independent Auditors' Consent

(b) REPORTS ON FORM 8-K

        There have been no reports on Form 8-K filed during the quarter ended January 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date	April 17, 2002	/s/ S. F. MCCANN (S. F. McCann) Senior Vice President, Chief Financial Officer and Treasurer

Date	April 17, 2002	/s/ G. L. WHITE (G. L. White) Vice President—Controller and Assistant Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date		Signature

April 17, 2002	By	/s/ R. M. LONG (R. M. Long) Chairman of the Board and Director

April 17, 2002	By	/s/ H.R. SOMERSET (H.R. Somerset) President, Chief Executive Officer and Director

April 17, 2002	By	/s/ L. T. BARNES, JR. (L. T. Barnes, Jr.) Director

April 17, 2002	By	/s/ R. M. BROOKS (R. M. Brooks) Director

April 17, 2002	By	/s/ W. L. CHENEVICH (W. L. Chenevich) Director

April 17, 2002	By	/s/ W. G. COMBS (W. G. Combs) Director

April 17, 2002	By	/s/ M. S. METZ, PHD. (M. S. Metz, PhD.) Director

April 17, 2002	By	/s/ R. A. PLOMGREN (R. A. Plomgren) Retired Senior Vice President and Director

April 17, 2002	By	/s/ G. H. SAITO (G. H. Saito) Director

April 17, 2002	By	/s/ D. L. SORBY, PHD. (D. L. Sorby, PhD.) Director

April 17, 2002	By	/s/ T. R. SWEENEY (T. R. Sweeney) Director

April 17, 2002	By	/s/ F. E. TROTTER (F. E. Trotter) Director

April 17, 2002	By	/s/ A. G. WAGNER (A. G. Wagner) Director

QuickLinks

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Table of Contents
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Stockholders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
  Item 7a. Quantitative and Qualitative Disclosures of Market Risk
  Item 8. Financial Statements and Supplementary Data
STATEMENTS OF CONSOLIDATED INCOME
CONSOLIDATED BALANCE SHEETS
STATEMENTS OF CONSOLIDATED CASH FLOWS
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES