Form 10-Q
period 2002-05-02
LONGS DRUG STORES CORP
filed 2002-06-14
CIK 764762

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2002

or

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 38,301,357 shares of common stock outstanding as of May 30, 2002.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	For the 13 weeks ended
	May 2, 2002	April 26, 2001
	(Thousands Except Per Share Amounts)
Sales	$1,089,829	$1,032,063
Cost of merchandise sold	808,064	769,385

Gross profit	281,765	262,678
Operating and administrative expenses	242,349	222,033
Depreciation and amortization	18,866	18,601
Provision (benefit) for store closures and asset impairment, net	—	(982)

Operating income	20,550	23,026
Interest expense	3,331	4,059
Interest income	(370)	(333)

Income before income taxes and cumulative effect of accounting change	17,589	19,300
Income taxes	6,619	7,700

Income before cumulative effect of accounting change	10,970	11,600
Cumulative effect of accounting change (net of tax benefit of $16,410)	(24,625)	—

Net (loss) income	$(13,655)	$11,600

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.29	$0.31
Cumulative effect of accounting change (net of tax benefit of $0.43)	(0.65)	—

Net (loss) income	$(0.36)	$0.31

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.29	$0.31
Cumulative effect of accounting change (net of tax benefit of $0.43)	(0.65)	—

Net (loss) income	$(0.36)	$0.31

Dividends per common share	$0.14	$0.14
Weighted average number of shares outstanding:
Basic	37,770	37,249
Diluted	38,085	37,578

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	May 2, 2002	April 26, 2001	January 31, 2002
	(Thousands Except Share Information)
ASSETS
Current Assets:	-------(Unaudited)-------
Cash and equivalents	$60,392	$59,014	$123,187
Pharmacy and other receivables, net	128,691	105,697	122,494
Merchandise inventories	416,272	415,502	406,383
Deferred income taxes	24,231	26,192	27,297
Other	5,252	5,821	5,053

Total current assets	634,838	612,226	684,414

Property:
Land	107,563	108,355	104,928
Buildings and leasehold improvements	494,027	473,357	488,492
Equipment and fixtures	478,298	432,219	475,048

Total property at cost	1,079,888	1,013,931	1,068,468
Less accumulated depreciation	490,559	429,085	476,185

Property, net	589,329	584,846	592,283

Goodwill	82,276	127,415	123,306
Intangible assets, net	5,632	5,930	5,574
Other assets	6,396	23,551	6,014

Total	$1,318,471	$1,353,968	$1,411,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$246,188	$262,938	$270,473
Short-term borrowings	—	10,000	—
Employee compensation and benefits	80,426	77,545	83,089
Taxes payable	26,012	43,724	61,394
Current portion of long-term debt	2,536	3,141	2,629
Other	40,260	30,098	30,169

Total current liabilities	395,422	427,446	447,754

Long-term debt	191,584	210,626	198,774
Deferred income taxes and other long-term liabilities	26,659	23,041	43,490
Commitments and Contingencies
Stockholders' Equity:
Common stock (38,250,000, 37,783,000 and 37,977,000 shares outstanding)	19,125	18,892	18,988
Additional capital	163,848	152,614	156,977
Common stock contribution to Profit Sharing Plan	—	—	2,939
Unearned compensation	(5,853)	(5,659)	(4,007)
Retained earnings	527,686	527,008	546,676

Total stockholders' equity	704,806	692,855	721,573

Total	$1,318,471	$1,353,968	$1,411,591

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the 13 weeks ended
	May 2, 2002	April 26, 2001
	(Thousands)
Operating Activities:
Net (loss) income	$(13,655)	$11,600
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change	24,625	—
Depreciation and amortization	18,866	18,601
Deferred income taxes and other	3,587	622
Stock awards, net	378	509
Common stock contribution to benefit plans	1,777	2,085
Tax benefits related to stock awards	68	141
Changes in assets and liabilities:
Pharmacy and other receivables	(5,712)	(1,391)
Merchandise inventories	(9,889)	8,837
Other assets	(26)	2,092
Current liabilities	(52,239)	(5,717)

Net cash (used in) provided by operating activities	(32,220)	37,379

Investing Activities:
Payments for property additions, store acquisitions and other assets	(18,078)	(23,774)
Receipts from property dispositions and sale-leasebacks	121	3,386

Net cash used in investing activities	(17,957)	(20,388)

Financing Activities:
Proceeds from long-term borrowings	—	15,000
Repayments of long-term borrowings	(7,283)	(2,394)
Repayments of short-term borrowings	—	(10,000)
Dividend payments	(5,335)	(5,275)

Net cash used in financing activities	(12,618)	(2,669)

Increase (decrease) in cash and equivalents	(62,795)	14,322
Cash and equivalents at beginning of period	123,187	44,692

Cash and equivalents at end of period	$60,392	$59,014

Supplemental disclosure of cash flow information:
Cash paid for interest	3,370	2,766
Cash paid for income taxes	17,110	15,494

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity
For the 53 weeks ended January 31, 2002 and the 13 weeks ended May 2, 2002

				Common Stock Contributions to Profit Sharing Plan
	Common Stock
			Additional Capital		Unearned Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(Thousands)
Balance at January 25, 2001	37,367	$18,683	$141,200	$7,695	$(4,466)	$520,683	$683,795
Net income						47,168	47,168
Dividends ($.56 per share)						(21,175)	(21,175)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY01 profit sharing contribution	287	144	7,551	(7,695)			—
Stock portion of FY02 profit sharing contribution				2,939			2,939
Issuance of stock for 401(k) matching contributions	285	143	6,776				6,919
Stock awards, net of forfeitures	38	18	1,309		(1,426)		(99)
Amortization of restricted stock awards					1,885		1,885
Tax benefits related to stock awards			141				141

Balance at January 31, 2002	37,977	18,988	156,977	2,939	(4,007)	546,676	721,573

Unaudited:
Net loss						(13,655)	(13,655)
Dividends ($.14 per share)						(5,335)	(5,335)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY02 profit sharing contribution	120	60	2,879	(2,939)			—
Issuance of stock for 401(k) matching contributions	66	33	1,744				1,777
Stock awards, net of forfeitures	87	44	2,180		(2,379)		(155)
Amortization of restricted stock awards					533		533
Tax benefits related to stock awards			68				68

Balance at May 2, 2002	38,250	$19,125	$163,848	$—	$(5,853)	$527,686	$704,806

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying condensed consolidated financial statements include Longs Drug Stores Corporation ("Longs" or the "Company") and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The condensed consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company on Form 10-K for the fiscal year ended January 31, 2002, and reflect all adjustments which are, in management's opinion, necessary for a fair statement of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended May 2, 2002 and April 26, 2001 are unaudited. The condensed consolidated balance sheet as of January 31, 2002, and condensed consolidated statement of stockholders' equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 31, 2002. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

2.
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. The Company adopted SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2003. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations. Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002, and of certain other intangible assets with indefinite lives. Following is a reconciliation of reported earnings and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and other intangible assets with indefinite lives, net of the related income tax effects:

	13 weeks ended
	May 2, 2002	April 26, 2001
	Thousands Except Per Share Amounts
Reported income before cumulative effect of accounting change	$10,970	$11,600
Amortization of goodwill, net of tax	—	963
Amortization of other intangibles with indefinite lives, net of tax	—	66

Adjusted income before cumulative effect of accounting change	$10,970	$12,629

Basic earnings per share:
Reported income before cumulative effect of accounting change	$0.29	$0.31
Amortization of goodwill, net of tax	—	0.03
Amortization of other intangibles with indefinite lives, net of tax	—	—

Adjusted income before cumulative effect of accounting change	$0.29	$0.34

Diluted earnings per share:
Reported income before cumulative effect of accounting change	$0.29	$0.31
Amortization of goodwill, net of tax	—	0.03
Amortization of other intangibles with indefinite lives, net of tax	—	—

Adjusted income before cumulative effect of accounting change	$0.29	$0.34

  As required by SFAS No. 142, the Company performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, the Company identified certain regional reporting units in its retail drug store segment that have experienced declines in their fair values below their net carrying values. Accordingly, the Company recognized a goodwill impairment charge of $41.0 million ($24.6 million after tax or $0.65 per diluted share) for these reporting units in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

  In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for the Company beginning in fiscal 2004. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

3.
Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $167.0 million at May 2, 2002, $157.6 million at April 26, 2001 and $165.3 million at January 31, 2002. LIFO costs for interim financial statements are estimated based on projected annual inflation rates. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates and inventory levels are determined.

4.
All of the Company's goodwill and other intangible assets are included in the retail drug store segment. As discussed in note 2, goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing. Intangible assets with finite useful lives are amortized over those useful lives. The Company's intangible assets include the following:

		May 2, 2002		January 31, 2002
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			Thousands
Goodwill	N/A	$82,276		$123,306

Amortized intangible assets:
Pharmacy customer lists	1-5 years	$1,860	$(1,086)	$3,658	$(2,864)
Non-compete agreements	2-5 years	774	(703)	1,042	(964)
Other	10 years	12	(5)	12	(5)

Total		$2,646	$(1,794)	$4,712	$(3,833)

Unamortized intangible assets:
Beverage licenses	N/A	$4,780		$4,695

  The decrease of $41.0 million in the carrying value of goodwill during the thirteen weeks ended May 2, 2002 was due to the impairment charge discussed in note 2. The decreases in pharmacy customer lists and non-compete agreements were due to the removal of fully amortized assets.

  Amortization expense for intangible assets with finite useful lives was $75,000 for the thirteen weeks ended May 2, 2002. Estimated annual amortization expense on these intangibles for fiscal 2003 and each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year 2003	$281
Fiscal Year 2004	$248
Fiscal Year 2005	$220
Fiscal Year 2006	$151
Fiscal Year 2007	$26
Fiscal Year 2008	$1
5.
Long-term debt at May 2, 2002 and January 31, 2002 consisted of the following:

	May 2, 2002	January 31, 2002
	Thousands
Unsecured revolving line of credit, interest based on LIBOR (weighted average rate of 3.11% at May 2, 2002), expires October 2004	$35,000	$40,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	158,571	160,714
Equipment notes and other	549	689

Total long-term debt	194,120	201,403
Less current portion	2,536	2,629

Long-term portion	$191,584	$198,774

  Borrowings on the Company's unsecured revolving line of credit are included in long-term debt in the accompanying condensed consolidated balance sheets, as such amounts do not require repayment until the agreement expires in October 2004.

  The Company's debt agreements contain limits on borrowings, dividend payments and repurchases of Company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. As of May 2, 2002, the Company was in compliance with the restrictions and limitations included in these provisions.

6.
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the Company's basic and diluted net income per share computations:

	13 weeks ended
	May 2, 2002	April 26, 2001
	Thousands
Basic weighted average number of shares outstanding	37,770	37,249
Effect of dilution from:
Restricted stock awards	167	162
Stock options	148	167

Diluted weighted average number of shares outstanding	38,085	37,578

7.
The Company records the estimated costs associated with closing a store during the period in which the store is identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease or sub-lease a property, net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Losses on the liquidation of inventories are recorded in cost of merchandise sold when the inventories are sold or otherwise disposed of.

  The Company closed one store in the first quarter of fiscal 2003 and 15 stores in the first quarter of fiscal 2002. Costs incurred for closed stores and adjustments to the related reserves are summarized as follows:

	13 weeks ended
	May 2, 2002	April 26, 2001
	Thousands
Store closure reserve balance, beginning of period	$12,551	$35,472
Costs incurred for closed stores, charged against reserve	(2,202)	(8,688)
Increase (decrease) to reserve	—	(982)

Store closure reserve balance, end of period	$10,349	$25,802

8.
The Company operates in two business segments, retail drug stores and pharmacy benefit management ("PBM"). These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments' operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows, exclusive of inter-segment transactions and balances, which are eliminated in consolidation.

  Pharmacy is the cornerstone of the retail drug store segment, complemented by such "front-end" categories as over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise. As of May 2, 2002, the retail drug store segment operated 439 stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy.

  The PBM segment, operated through the Company's RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management, claims processing and generic substitution.

  Prior to the Company's September 2001 acquisition of 100% ownership in the PBM, RxAmerica was a joint venture between the Company and Albertson's Inc., and the Company accounted for its interest in RxAmerica using the equity method of accounting. Therefore, in the 13 weeks ended April 26, 2001, the Company operated in one business segment, retail drug stores.

  The following table summarizes significant financial information by segment as of and for the 13 weeks ended May 2, 2002:

	Retail Drug Stores	Pharmacy Benefit Management	Consolidated Totals
		Thousands
Sales	$1,084,714	$5,115	$1,089,829
Income before income taxes and cumulative effect of accounting change	15,562	2,027	17,589
Total assets	1,279,876	38,595	1,318,471

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy and front-end sales trends, prescription margins, margin improvement, cost reductions, distribution center performance, changes in supply chain practices, the number of store openings and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, but are not limited to, among other things, changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; continuing softness in the economy; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the ability of our automated fill center to meet expectations in filling prescriptions; the availability and cost of real estate for, and construction of, new stores; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to improve our purchasing of front-end products; our ability to successfully implement new computer systems and technology; the impact of rising energy costs on our operations; changes in internal business processes associated with supply chain and other initiatives; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarterly report under "Risk Factors" and elsewhere or in any of our other SEC filings. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

Sales

	13 weeks ended
	May 2, 2002	April 26, 2001
Sales (Thousands)	$1,089,829	$1,032,063
Sales Growth	5.6%	8.0%
Same Store Sales Growth	4.3%	6.6%
Impact of New Stores / Closed Stores on Sales Growth	0.8%	1.4%
Impact of RxAmerica on Sales Growth	0.5%	—
Pharmacy Sales Growth	9.2%	15.6%
Same Store Pharmacy Sales Growth	8.4%	14.3%
Pharmacy as a % of Total Drug Store Sales	45.9%	44.6%
% of Pharmacy Sales Reimbursed by Third Party Health Plans	90.6%	89.1%
Front-End Sales Growth	1.9%	2.6%
Same Store Front-End Sales Growth	1.0%	1.1%
Front-End as a % of Total Drug Store Sales	54.1%	55.4%

Sales increased 5.6% in the first quarter of fiscal 2003 over the same quarter of fiscal 2002. Same-store sales increased 4.3%, and new stores accounted for an increase of 0.8%. RxAmerica's net sales, which have been included in our consolidated total sales since our acquisition of full ownership of the PBM in September 2001, contributed the remaining 0.5% of total sales growth in the quarter. The increased usage of newer and more costly prescription drugs and the aging U.S. population have continued to fuel sales growth.

Pharmacy sales increased 9.2% over the same quarter last year, primarily due to an 8.6% increase in the average retail price per script. Same-store pharmacy sales increased 8.4%. Pharmacy sales were 45.9% of total drug store sales in the first quarter of fiscal 2003, compared to 44.6% in the first quarter of fiscal 2002. We expect these trends to continue due to the increased usage of newer and more costly prescription drugs and the aging U.S. population.

Pharmacy sales reimbursed by third-party health plans represented 90.6% of total pharmacy sales, compared to 89.1% in the same quarter last year. We expect this trend to continue due to the ongoing shift to managed care.

Front-end sales increased 1.9% over the same quarter last year. Same-store front-end sales increased 1.0%, primarily due to increased promotional sales resulting from a refocused and event-driven advertising and marketing campaign. This increase reversed a trend of three quarters of negative same-store front-end sales that resulted primarily from increased competition; an economic slowdown, exacerbated by the terrorist attacks of September 11, 2001; a weak holiday shopping season and a mild cold and flu season that resulted in lower over-the-counter drug sales.

Gross Profit

	13 weeks ended
	May 2, 2002	April 26, 2001
Gross Profit (Thousands)	$281,765	$262,678
LIFO Provision (Thousands)	1,700	2,000
Gross Margin %	25.9%	25.5%

Gross margin as a percent of sales was 25.9% in the first quarter of fiscal 2003, compared to 25.5% in the same quarter last year. The increase was primarily due to the inclusion of RxAmerica's gross profit in our consolidated total. We recognize RxAmerica's revenues from third-party health plans net of the related reimbursements due to participating pharmacies. We do not record any of RxAmerica's expenses in cost of merchandise sold. Therefore, all of RxAmerica's revenues ($5.1 million in the first quarter of fiscal 2003) are included in gross profit. In the first quarter of fiscal 2002, RxAmerica was a joint venture between Longs and Albertson's, and we recorded our share of the PBM's profits in operating and administrative expenses using the equity method of accounting.

Gross margins on pharmacy sales increased slightly over the first quarter of last year due to increased usage of generic drugs, which have higher margins than name-brand drugs. This helped offset a multiyear trend of declining pharmacy margin percentages experienced throughout the retail drug store industry caused by the increasing percentage of pharmacy sales reimbursed by third-party health plans, which have lower margins than non third-party sales. We anticipate that the percentage of pharmacy sales reimbursed by third-party health plans will continue to increase. Pharmacy sales also have lower margins than front-end sales, and as pharmacy sales grow as a percent of total sales, overall margins will be adversely impacted. However, despite decreases in pharmacy margins, pharmacy gross profit in dollars has continued to rise with the growth in sales.

Gross margin percentages on front-end sales were relatively constant with the first quarter of last year. In the quarter ended May 2, 2002, we commenced a series of initiatives, approved by our Board of Directors, to increase efficiency and enhance profitability. One of those initiatives is an upgrade of our supply chain practices. Improvements in our supply chain, including more efficient distribution center operations and more favorable merchandise buying terms, offset the negative impact of increased promotional sales, which generally have lower margins than other front-end sales.

Our gross profit included LIFO provisions of $1.7 million in the first quarter of fiscal 2003 and $2.0 million in the first quarter of fiscal 2002, included in cost of merchandise sold. The LIFO provision fluctuates with inflation rates and inventory levels and mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates and inventory levels.

Operating and Administrative Expenses

Operating and administrative expenses were 22.2% of sales in the first quarter of fiscal 2003, compared to 21.5% in the same quarter last year. The increase reflected the inclusion of RxAmerica's operating and administrative expenses of approximately $3.3 million, or 0.3% of sales, in our consolidated total. In the first quarter of fiscal 2002, RxAmerica was a joint venture between Longs and Albertson's, and we recorded $0.7 million of income in operating and administrative expenses to reflect our share of the PBM's profits under the equity method of accounting. We also incurred operating and administrative expenses of $2.9 million, or 0.3% of sales, related to the supply chain initiative discussed above. The remainder of the increase is primarily due to higher employee health and worker compensation insurance costs.

Depreciation and Amortization

Depreciation and amortization were $18.9 million, or 1.7% of sales, in the first quarter of fiscal 2003, compared to $18.6 million, or 1.8% of sales, in the first quarter of fiscal 2002. Effective with the first quarter of fiscal 2003, we no longer record amortization expense for goodwill and certain other intangible assets with indefinite useful lives, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Amortization for such assets was $1.7 million in the first quarter of fiscal 2002. Excluding discontinued amortization, depreciation and amortization increased by $2.0 million, primarily due to increased depreciation expense resulting from capital expenditures for new store investments, improvements to existing stores, supply chain improvements and technology.

Provision for Store Closures and Asset Impairment

We record the estimated costs associated with closing a store during the period in which the store is identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. We regularly evaluate our store closure reserves and adjust them accordingly based on the estimated future costs to complete the store closures. In the first quarter of fiscal 2002 we recorded a benefit of $1.0 million from the reduction of our store closure reserve. We closed one store in the first quarter of fiscal 2003 and 15 stores in the first quarter of fiscal 2002.

Net Interest Expense

Net interest expense was $3.0 million in the first quarter of fiscal 2003, compared to $3.7 million in the same quarter last year. The decrease was due to lower borrowings and lower interest rates.

Income Taxes

Our effective income tax rate was 37.6% in the first quarter of fiscal 2003, compared to 39.9% in the same quarter last year. The decrease was primarily due to a federal tax law change that allows us to deduct dividends paid on 100% vested shares held in our employee stock ownership plan.

Cumulative Effect of Accounting Change

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, we recognized a goodwill impairment charge of $41.0 million ($24.6 million after tax or $0.65 per diluted share) in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle (see "New Accounting Pronouncements").

LIQUIDITY AND CAPITAL RESOURCES

        Cash and equivalents were $60.4 million at May 2, 2002, compared to $59.0 million at April 26, 2001 and $123.2 million at January 31, 2002. The decrease of $62.8 million from the January 31, 2002 balance was due to the use of $32.2 million of cash in operations, primarily due to timing (as discussed below), $18.0 million in net capital expenditures and $12.6 million in financing activities.

Operating Cash Flows

        Net cash used in operating activities was $32.2 million in the first quarter of fiscal 2003. In the same quarter last year, net cash provided by operating activities was $37.4 million. The decrease was primarily due to the timing of the respective quarter-end dates. The first quarter of fiscal 2003 ended on May 2nd, while the first quarter last year ended on April 26th. As a result, certain calendar-based payments such as sales and income taxes, rent and some merchandise purchases were paid during the first quarter of fiscal 2003 versus the second quarter of fiscal 2002. Therefore, current liabilities decreased by $52.3 million from January 31, 2002. Operating cash flows were also negatively impacted by increases in receivables and inventories resulting from the increase in the number of stores. In the same quarter last year, inventories declined by $8.8 million due to the closure of 15 stores.

Investing Cash Flows

        Net cash used in investing activities was $18.0 million in the first quarter of fiscal 2003, compared to $20.4 million in the same quarter last year. Investing cash flows included capital expenditures for new stores and store improvements, technology and supply chain improvements.

        We opened four new stores and closed one store in the first quarter of fiscal 2003. In the first quarter of fiscal 2002, we opened four new stores and closed fifteen stores. We plan to open between 21 and 26 additional new stores in the remainder of fiscal 2003, bringing the total number of new stores to between 25 and 30 for the fiscal year. We expect net capital expenditures for the full year to be approximately $120 million, including amounts for new stores and store improvements, technology and supply chain improvements.

Financing Cash Flows

        Net cash used in financing activities was $12.6 million in the first quarter of fiscal 2003, compared to $2.7 million in the first quarter of fiscal 2002. We repaid $7.3 million of long-term borrowings, including regularly scheduled principal payments and a reduction of borrowings on our revolving line of credit, and paid dividends of $5.3 million during the first quarter of fiscal 2003. In the same quarter last year, we repaid $12.4 million of debt, including short-term borrowings and regularly scheduled principal payments, and paid dividends of $5.3 million, offset by additional borrowings of $15.0 million on our revolving line of credit.

        We have a $150 million unsecured revolving line of credit, which expires in October 2004 and accrues interest at LIBOR-based rates. Borrowings on the line of credit do not require repayment until the expiration date. As of May 2, 2002, $35.0 million was outstanding under this line of credit with a weighted average interest rate of 3.11%.

        Additionally, as of May 2, 2002, we had $158.6 million in privately placed promissory notes, which mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%.

        Our debt agreements contain limits on borrowings, dividend payments and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. As of May 2, 2002, we were in compliance with the restrictions and limitations included in these provisions.

        In November 1999, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock through November 2004, for a maximum total expenditure of $80 million. To date, we have purchased 1,146,868 shares under this authorization at a total cost of $22.5 million. We did not repurchase any of our common stock during the first quarter of fiscal 2003.

        We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. We adopted SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2003. The adoption of SFAS No. 141 did not have a material impact on our financial position or results of operations. Upon adoption of SFAS No. 142, we discontinued the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002 and annual amortization of approximately $6.3 million.

        As required by SFAS No. 142, we have performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, we have identified certain regional reporting units that have experienced declines in their fair values below their net carrying values. Accordingly, we recognized a goodwill impairment charge of $41.0 million ($24.6 million after tax or $0.65 per diluted share) for these reporting units in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

        In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for us beginning in fiscal 2004. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. We adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

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

Our ability to attract and retain pharmacy personnel or develop alternate fill sources is important to the continued success of our business.

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

The markets for various types of insurance have been increasingly volatile; reductions or modifications in the insurance coverage we are able to obtain, or increased insurance related expenses, could have a material adverse affect on us.

        The costs of employee health, worker compensation, property and casualty, general liability and other types of insurance have continued to rise, while the amount and availability of coverage have decreased. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions and the terrorist attacks of September 11, 2001. If we are unable to obtain adequate levels of insurance, or if our insurance costs significantly increase, our financial position and results of operations could be adversely affected.

The energy crisis in the state of California may result in increased operating and administrative expenses in fiscal 2003.

        As of May 2, 2002, we operated 364 stores in the state of California, which has experienced energy shortages causing some power outages. California utility companies announced significant increases in energy rates, which were reflected in utility bills received beginning in the third quarter of fiscal 2002. These shortages may expand to other markets in which we operate. We have taken such steps as reducing store lighting, raising store temperatures and disconnecting unused electrical equipment to conserve energy, but the volatility of energy rates has resulted in increased operating and administrative expenses, and our energy-related expenses may continue to increase in fiscal 2003.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

        Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs and general corporate purposes. A portion of our debt bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not undertake any specific actions to cover our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We have not purchased and do not hold any derivative financial instruments.

        A 10% change in interest rates (31 basis points on our floating-rate debt as of May 2, 2002) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 3.1: Amended By-Laws of Longs Drug Stores Corporation, dated February 26, 2002.

    Exhibit 10.1: Separation agreement between the Company and Stephen D. Roath, President and Chief Executive Officer, dated February 26, 2002.

  (b)
  Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended May 2, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)
Date:	June 14, 2002	/s/ STEVEN F. MCCANN Steven F. McCann Senior Vice President, Chief Financial Officer and Treasurer
Date:	June 14, 2002	/s/ GROVER L. WHITE Grover L. White Vice President—Controller and Assistant Secretary

QuickLinks

Table of Contents
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RESULTS OF OPERATIONS
SIGNATURES