Form 10-Q
period 2002-08-01
LONGS DRUG STORES CORP
filed 2002-09-16
CIK 764762

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        There were 38,350,257 shares of common stock outstanding as of August 29, 2002.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	August 1, 2002	July 26, 2001	August 1, 2002	July 26, 2001
	(Thousands Except Per Share Amounts)
Sales	$1,101,630	$1,041,926	$2,191,459	$2,073,989
Cost of merchandise sold	811,921	771,862	1,619,985	1,541,247

Gross profit	289,709	270,064	571,474	532,742
Operating and administrative expenses	249,255	228,981	491,604	451,014
Depreciation and amortization	19,216	18,856	38,082	37,457
Provision (benefit) for store closures and asset impairment, net	—	—	—	(982)
Legal settlements and other disputes	469	—	469	—

Operating income	20,769	22,227	41,319	45,253
Interest expense	3,397	3,801	6,728	7,860
Interest income	(276)	(220)	(646)	(553)

Income before income taxes and cumulative effect of accounting change	17,648	18,646	35,237	37,946
Income taxes	6,707	7,400	13,326	15,100

Income before cumulative effect of accounting change	10,941	11,246	21,911	22,846
Cumulative effect of accounting change (net of tax benefit of $16,410)	—	—	(24,625)	—

Net income (loss)	$10,941	$11,246	$(2,714)	$22,846

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.29	$0.30	$0.58	$0.61
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	(0.65)	—

Net income (loss)	$0.29	$0.30	$(0.07)	$0.61

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.29	$0.30	$0.57	$0.61
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	(0.64)	—

Net income (loss)	$0.29	$0.30	$(0.07)	$0.61

Dividends per common share	$0.14	$0.14	$0.28	$0.28
Weighted average number of shares outstanding:
Basic	37,907	37,432	37,839	37,340
Diluted	38,234	37,703	38,159	37,640

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	August 1, 2002	July 26, 2001	January 31, 2002
	(Thousands Except Share Information)
ASSETS
Current Assets:	-------(Unaudited)-------
Cash and equivalents	$47,099	$61,521	$123,187
Pharmacy and other receivables, net	122,670	101,475	122,494
Merchandise inventories	423,047	397,504	406,383
Deferred income taxes	23,758	27,911	27,297
Other	8,113	5,107	5,053

Total current assets	624,687	593,518	684,414

Property:
Land	109,486	108,948	104,928
Buildings and leasehold improvements	505,200	478,832	488,492
Equipment and fixtures	491,524	440,525	475,048

Total property at cost	1,106,210	1,028,305	1,068,468
Less accumulated depreciation	507,804	439,478	476,185

Property, net	598,406	588,827	592,283

Goodwill	82,231	125,881	123,306
Intangible assets, net	5,580	5,773	5,574
Other assets	6,085	24,879	6,014

Total	$1,316,989	$1,338,878	$1,411,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$235,508	$246,441	$270,473
Short-term borrowings	—	10,000	—
Employee compensation and benefits	83,023	79,961	83,089
Taxes payable	33,536	45,172	61,394
Current portion of long-term debt	2,442	3,156	2,629
Other	34,011	30,147	30,169

Total current liabilities	388,520	414,877	447,754

Long-term debt	184,533	195,368	198,774
Deferred income taxes and other long-term liabilities	30,252	28,263	43,490
Commitments and Contingencies
Stockholders' Equity:
Common stock (38,351,000, 37,830,000 and 37,977,000 shares outstanding)	19,176	18,915	18,988
Additional capital	166,543	153,633	156,977
Common stock contribution to Profit Sharing Plan	—	—	2,939
Unearned compensation	(5,300)	(5,142)	(4,007)
Retained earnings	533,265	532,964	546,676

Total stockholders' equity	713,684	700,370	721,573

Total	$1,316,989	$1,338,878	$1,411,591

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the 26 weeks ended
	August 1, 2002	July 26, 2001
	(Thousands)
Operating Activities:
Net income (loss)	$(2,714)	$22,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	24,625	—
Depreciation and amortization	38,082	37,457
Deferred income taxes and other	8,231	4,125
Stock awards, net	969	1,017
Common stock contribution to benefit plans	4,485	3,136
Tax benefits related to stock awards	68	141
Changes in assets and liabilities:
Pharmacy and other receivables	309	2,831
Merchandise inventories	(16,664)	26,835
Other assets	(3,708)	2,806
Current liabilities	(59,047)	(12,800)

Net cash provided by (used in) operating activities	(5,364)	88,394

Investing Activities:
Payments for property additions, store acquisitions and other assets	(47,603)	(52,076)
Receipts from property dispositions and sale-leasebacks	2,004	3,713

Net cash used in investing activities	(45,599)	(48,363)

Financing Activities:
Repayments of long-term borrowings	(14,428)	(2,637)
Repayments of short-term borrowings	—	(10,000)
Dividend payments	(10,697)	(10,565)

Net cash used in financing activities	(25,125)	(23,202)

Increase (decrease) in cash and equivalents	(76,088)	16,829
Cash and equivalents at beginning of period	123,187	44,692

Cash and equivalents at end of period	$47,099	$61,521

Supplemental disclosure of cash flow information:
Cash paid for interest	6,436	7,322
Cash paid for income taxes	17,110	15,494

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity
For the 53 weeks ended January 31, 2002 and the 26 weeks ended August 1, 2002

				Common Stock Contributions to Profit Sharing Plan
	Common Stock
			Additional Capital		Unearned Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(Thousands)
Balance at January 25, 2001	37,367	$18,683	$141,200	$7,695	$(4,466)	$520,683	$683,795
Net income						47,168	47,168
Dividends ($.56 per share)						(21,175)	(21,175)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY01 profit sharing contribution	287	144	7,551	(7,695)			—
Stock portion of FY02 profit sharing contribution				2,939			2,939
Issuance of stock for 401(k) matching contributions	285	143	6,776				6,919
Stock awards, net of forfeitures	38	18	1,309		(1,426)		(99)
Amortization of restricted stock awards					1,885		1,885
Tax benefits related to stock awards			141				141

Balance at January 31, 2002	37,977	18,988	156,977	2,939	(4,007)	546,676	721,573

Unaudited:
Net loss						(2,714)	(2,714)
Dividends ($.28 per share)						(10,697)	(10,697)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY02 profit sharing contribution	120	60	2,879	(2,939)			—
Issuance of stock for 401(k) matching contributions	167	84	4,401				4,485
Stock awards, net of forfeitures	87	44	2,218		(2,358)		(96)
Amortization of restricted stock awards					1,065		1,065
Tax benefits related to stock awards			68				68

Balance at August 1, 2002	38,351	$19,176	$166,543	$—	$(5,300)	$533,265	$713,684

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying condensed consolidated financial statements include Longs Drug Stores Corporation ("Longs" or the "Company") and its wholly owned subsidiaries. All significant inter- company accounts and transactions have been eliminated. The condensed consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company on Form 10-K for the fiscal year ended January 31, 2002, and reflect all adjustments which are, in management's opinion, necessary for a fair statement of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended August 1, 2002 and July 26, 2001 are unaudited. The condensed consolidated balance sheet as of January 31, 2002, and condensed consolidated statement of stockholders' equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 31, 2002. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

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

	13 weeks ended		26 weeks ended
	August 1, 2002	July 26, 2001	August 1, 2002	July 26, 2001
	Thousands Except Per Share Amounts
Reported income before cumulative effect of accounting change	$10,941	$11,246	$21,911	$22,846
Amortization of goodwill, net of tax	—	918	—	1,881
Amortization of other intangibles with indefinite lives, net of tax	—	66	—	132

Adjusted income before cumulative effect of accounting change	$10,941	$12,230	$21,911	$24,859

Basic earnings per share:
Reported income before cumulative effect of accounting change	$0.29	$0.30	$0.58	$0.61
Amortization of goodwill, net of tax	—	0.03	—	0.05
Amortization of other intangibles with indefinite lives, net of tax	—	—	—	0.01

Adjusted income before cumulative effect of accounting change	$0.29	$0.33	$0.58	$0.67

Diluted earnings per share:
Reported income before cumulative effect of accounting change	$0.29	$0.30	$0.57	$0.61
Amortization of goodwill, net of tax	—	0.02	—	0.05
Amortization of other intangibles with indefinite lives, net of tax	—	—	—	—

Adjusted income before cumulative effect of accounting change	$0.29	$0.32	$0.57	$0.66

  As required by SFAS No. 142, the Company performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, the Company identified certain regional reporting units in its retail drug store segment that have experienced declines in their fair values below their net carrying values. Accordingly, the Company recognized a goodwill impairment charge of $41.0 million ($24.6 million or $0.65 per diluted share after tax) for these reporting units in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. The initial adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

  In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized.

3.
Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $168.7 million at August 1, 2002, $159.0 million at July 26, 2001 and $165.3 million at January 31, 2002. LIFO costs for interim financial statements are estimated based on projected annual inflation rates. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates and inventory levels are determined.

4.
All of the Company's goodwill and other intangible assets are included in the retail drug store segment. As discussed in note 2, goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing. Intangible assets with finite useful lives are amortized over those useful lives. The Company's intangible assets other than goodwill include the following:

		August 1, 2002		January 31, 2002
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			Thousands
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$1,860	$(1,148)	$3,658	$(2,864)
Non-compete agreements and other	2-5 years	772	(713)	1,054	(969)

Total		$2,632	$(1,861)	$4,712	$(3,833)

Intangible assets not subject to amortization:
Beverage licenses	N/A	$4,809		$4,695

  The decreases in the gross carrying amounts and accumulated amortization of pharmacy customer lists and non-compete agreements were due to the removal of fully amortized assets.

  The changes in the carrying value of goodwill for the 26 weeks ended August 1, 2002 were as follows (in thousands):

Balance as of January 31, 2002 (net of pre-SFAS No. 142 amortization of $18,971)	$123,306
Cumulative effect of accounting change (see note 2)	(41,035)
Goodwill acquired during the period	—
Impairment losses recognized during the period	—
Goodwill written off related to the disposal of all or a portion of a reporting unit	—
Other adjustments	(40)

Balance as of August 1, 2002	$82,231

  Amortization expense for intangible assets with finite useful lives was $73,000 and $148,000 for the 13- and 26-week periods ended August 1, 2002, respectively. Estimated annual amortization expense on these intangibles for fiscal 2003 and each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year 2003	$279
Fiscal Year 2004	$246
Fiscal Year 2005	$219
Fiscal Year 2006	$149
Fiscal Year 2007	$26
Fiscal Year 2008	$0
5.
Long-term debt at August 1, 2002 and January 31, 2002 consisted of the following:

	August 1, 2002	January 31, 2002
	Thousands
Unsecured revolving line of credit, interest based on LIBOR (weighted average rate of 3.27% at August 1, 2002), expires October 2004	$28,000	$40,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	158,571	160,714
Equipment notes and other	404	689

Total long-term debt	186,975	201,403
Less current portion	2,442	2,629

Long-term portion	$184,533	$198,774

  The Company's debt agreements contain limits on borrowings, dividend payments and repurchases of Company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. As of August 1, 2002, the Company was in compliance with the restrictions and limitations included in these provisions.

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

	13 weeks ended		26 weeks ended
	August 1, 2002	July 26, 2001	August 1, 2002	July 26, 2001
	Thousands
Basic weighted average number of shares outstanding	37,907	37,432	37,839	37,340
Effect of dilution from:
Restricted stock awards	191	171	178	166
Stock options	136	100	142	134

Diluted weighted average number of shares outstanding	38,234	37,703	38,159	37,640

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

  The Company closed 3 stores in the first six months of fiscal 2003 and 15 stores in the first six months of fiscal 2002. Costs incurred for closed stores and adjustments to the related reserves are summarized as follows:

	26 weeks ended
	August 1, 2002	July 26, 2001
	Thousands
Store closure reserve balance, beginning of period	$12,551	$35,472
Costs incurred for closed stores, charged against reserve	(3,185)	(16,388)
Increase (decrease) to reserve	—	(982)

Store closure reserve balance, end of period	$9,366	$18,102

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

  Pharmacy is the cornerstone of the retail drug store segment, complemented by such "front-end" categories as over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise. As of August 1, 2002, the retail drug store segment operated 442 stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy.

  The PBM segment, operated through the Company's RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management, claims processing and generic substitution.

  Prior to the Company's September 2001 acquisition of 100% ownership in RxAmerica, it was a joint venture between the Company and Albertson's Inc., and the Company accounted for its interest in RxAmerica using the equity method of accounting. Therefore, during the 26 weeks ended July 26, 2001, the Company operated in one business segment, retail drug stores.

  The following table summarizes significant financial information by segment as of and for the 13-week and 26-week periods ended August 1, 2002:

	Retail Drug Stores	Pharmacy Benefit Management	Consolidated Totals
		Thousands
13 weeks ended August 1, 2002:
Sales	$1,096,336	$5,294	$1,101,630
Income before income taxes and cumulative effect of accounting change	15,218	2,430	17,648
26 weeks ended August 1, 2002:
Sales	$2,181,050	$10,409	$2,191,459
Income before income taxes and cumulative effect of accounting change	30,780	4,457	35,237
Total assets:
August 1, 2002	$1,284,075	$32,914	$1,316,989
January 31, 2002	1,359,415	52,176	1,411,591

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy and front-end sales trends, prescription margins, margin improvement, cost reductions, changes in supply chain practices, the number of store openings and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, but are not limited to: changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; continuing softness in the economy; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the ability of our automated fill center to meet expectations in filling prescriptions; the availability and cost of real estate for, and construction of, new stores; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to improve our purchasing of front-end products; our ability to successfully implement new computer systems and technology; our ability to obtain adequate insurance coverage; the impact of rising energy costs on our operations; changes in internal business processes associated with supply chain and other initiatives; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarterly report under "Risk Factors" and elsewhere or in any of our other SEC filings. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

Sales

	13 weeks ended		26 weeks ended
	August 1, 2002	July 26, 2001	August 1, 2002	July 26, 2001
Sales (Thousands)	$1,101,630	$1,041,926	$2,191,459	$2,073,989
Sales Growth	5.7%	5.1%	5.7%	6.5%
Same-Store Sales Growth	3.3%	4.7%	3.8%	5.7%
Impact of New Stores / Closed Stores on Sales Growth	1.9%	0.4%	1.4%	0.8%
Impact of RxAmerica on Sales Growth	0.5%	—	0.5%	—
Pharmacy Sales Growth	7.0%	12.1%	8.1%	13.8%
Same-Store Pharmacy Sales Growth	5.9%	11.9%	7.1%	13.1%
Pharmacy as a % of Total Drug Store Sales	44.4%	44.0%	45.2%	44.3%
% of Pharmacy Sales Reimbursed by Third Party Health Plans	91.1%	89.4%	90.9%	89.3%
Front-End Sales Growth	3.8%	0.2%	2.9%	1.4%
Same-Store Front-End Sales Growth (Decline)	1.4%	(0.4)%	1.2%	0.4%
Front-End as a % of Total Drug Store Sales	55.6%	56.0%	54.8%	55.7%

Sales increased 5.7% in the second quarter and first six months of fiscal 2003 over the same periods in fiscal 2002. Same-store sales increased 3.3% during the quarter and 3.8% during the first six months. The net increase in the number of stores accounted for 1.9% and 1.4% of total sales growth during the respective periods. Additionally, our September 2001 acquisition of full ownership of RxAmerica, our pharmacy benefit management (PBM) subsidiary, contributed 0.5% of total sales growth in the second quarter and first six months of fiscal 2003. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson's, Inc., and we accounted for our interest in the joint venture using the equity method of accounting.

Pharmacy sales increased 7.0% and 8.1% in the second quarter and first six months of fiscal 2003 over the same periods last year, with same-store pharmacy sales increasing 5.9% and 7.1%. Pharmacy sales were 44.4% and 45.2% of total drug store sales during the second quarter and first six months of fiscal 2003, compared to 44.0% and 44.3% in the same periods of fiscal 2002. Our pharmacy sales continue to grow as a result of favorable industry trends, including an aging U.S. population and the increased usage of newer and more expensive prescription drugs. While these trends have been partially offset by the recent introduction of several lower-priced generic drugs, overall average pharmaceutical prices have continued to rise. In the second quarter and first six months of fiscal 2003, the average retail price per prescription increased 6.4% and 7.4% over the comparable periods in fiscal 2002. We expect these trends to continue.

The percentage of pharmacy sales reimbursed by third-party health plans continues to increase as a result of growing participation in managed care and other third-party plans. Third-party sales represented 91.1% and 90.9% of total pharmacy sales during the second quarter and first six months of fiscal 2003, compared to 89.4% and 89.3% in the same periods last year. We expect this trend to continue.

Front-end sales increased 3.8% and 2.9% in the second quarter and first six months of fiscal 2003 over the same periods last year, with same-store front-end sales increasing 1.4% and 1.2%. These increases were primarily due to increased promotional sales resulting from a refocused and event-driven advertising and marketing campaign. We will continue to make decisions about our promotional activities based on competitive and economic conditions.

Gross Profit

	13 weeks ended		26 weeks ended
	August 1, 2002	July 26, 2001	August 1, 2002	July 26, 2001
Gross Profit (Thousands)	$289,709	$270,064	$571,474	$532,742
Gross Margin %	26.3%	25.9%	26.1%	25.7%
LIFO Provision (Thousands)	$1,700	$1,400	$3,400	$3,400

The increase in gross margin as a percent of sales was primarily due to the inclusion of RxAmerica's gross profit in our consolidated total. We recognize RxAmerica's revenues from third-party health plans net of the related reimbursements due to participating pharmacies. We do not record any of RxAmerica's expenses in cost of merchandise sold. Therefore, all of RxAmerica's revenues ($5.3 million and $10.4 million in the second quarter and first six months of fiscal 2003) are included in gross profit. In the second quarter and first six months of fiscal 2002, RxAmerica was a joint venture between Longs and Albertson's, Inc., and we recorded our share of the joint venture's profits in operating and administrative expenses using the equity method of accounting. Excluding RxAmerica, our gross margin percentage was 25.9% and 25.7% in the second quarter and first six months of fiscal 2003, consistent with the same periods of fiscal 2002.

The increased usage of generic drugs, which have higher gross margins than name-brand drugs, helped offset a multiyear trend of declining pharmacy margin percentages experienced throughout the retail drug store industry. This decline reflects the increasing percentage of pharmacy sales reimbursed by third-party health plans, which have lower margins than non third-party sales. We anticipate that the percentage of pharmacy sales reimbursed by third-party health plans will continue to increase, resulting in further pressure on pharmacy margins. Pharmacy sales also have lower margins than front-end sales, and as pharmacy sales continue to grow as a percent of total sales, overall margins will be adversely impacted. However, despite decreases in pharmacy margins, pharmacy gross profit in dollars continues to increase with the growth in sales.

In the first quarter of fiscal 2003, we commenced a series of initiatives to increase efficiency and enhance profitability. One of those initiatives is an upgrade of our supply chain practices. Improvements in our supply chain, including more efficient distribution center operations and more favorable merchandise buying terms, combined with better category pricing, helped offset the negative front-end margin impact of increased promotional sales.

The LIFO provision, which is included in cost of merchandise sold, fluctuates with inflation rates and inventory levels and mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates and inventory levels.

Operating and Administrative Expenses

Operating and administrative expenses were 22.6% and 22.4% of sales in the second quarter and first six months of fiscal 2003, compared to 22.0% and 21.7% in the same periods last year. The increase reflected the inclusion of RxAmerica's operating and administrative expenses of approximately $2.9 million and $6.1 million, or 0.3% of sales, in our consolidated totals for the second quarter and first six months of fiscal 2003. In the same periods of fiscal 2002, RxAmerica was a joint venture between Longs and Albertson's, and we recorded $0.7 million and $1.4 million of income in operating and administrative expenses for the second quarter and first six months of fiscal 2002 to reflect our share of RxAmerica's profits under the equity method of accounting. We also incurred operating and administrative expenses of $2.7 million and $5.6 million, or 0.2% and 0.3% of sales, in the second quarter and first six months of fiscal 2003 related to the supply chain initiative discussed above.

Depreciation and Amortization

Depreciation and amortization were $19.2 million and $38.1 million in the second quarter and first six months of fiscal 2003, compared to $18.9 million and $37.5 million in the same periods of fiscal 2002. Effective with the first quarter of fiscal 2003, we no longer record amortization expense for goodwill and certain other intangible assets with indefinite useful lives, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Amortization for these assets was $1.7 million and $3.4 million in the second quarter and first six months of fiscal 2002. Excluding discontinued amortization, depreciation and amortization increased by $2.0 million and $4.0 million in the second quarter and first six months of fiscal 2003, primarily due to increased depreciation expense resulting from capital expenditures for new store investments, improvements to existing stores, supply chain improvements and technology.

Provision for Store Closures and Asset Impairment

We record the estimated costs associated with closing a store during the period in which the store is identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease or sub-lease a property, net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees. We record losses on the liquidation of inventories in cost of merchandise sold when we sell or otherwise dispose of the inventories. We regularly evaluate our store closure reserves and adjust them accordingly based on the estimated future costs to complete the store closures. In the first quarter of fiscal 2002 we recorded a benefit of $1.0 million from the reduction of our store closure reserve. We closed 3 stores in the first six months of fiscal 2003 and 15 stores in the first six months of fiscal 2002.

Legal Settlements and Other Disputes

In the second quarter of fiscal 2003, we recorded a net charge of $0.5 million for the settlement of certain legal matters. These matters, a brand name lawsuit and a class action lawsuit involving the employment classification of certain employees, were settled in fiscal 2001 and 2002. As final payments were made during the second quarter of fiscal 2003, we incurred additional net costs over those previously estimated, resulting in the current period net charge.

Net Interest Expense

Net interest expense was $3.1 million and $6.1 million in the second quarter and first six months of fiscal 2003, compared to $3.6 million and $7.3 million in the same periods last year. The decrease was due to lower borrowings and lower interest rates.

Income Taxes

Our effective income tax rate was 38.0% and 37.8% in the second quarter and first six months of fiscal 2003, compared to 39.7% and 39.8% in the same periods last year. The decrease was primarily due to a federal tax law change that allows us to deduct dividends paid on 100% vested shares held in our employee stock ownership plan.

Cumulative Effect of Accounting Change

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, we recognized a goodwill impairment charge of $41.0 million ($24.6 million or $0.65 per diluted share after tax) in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle (see "New Accounting Pronouncements" below).

LIQUIDITY AND CAPITAL RESOURCES

        Cash and equivalents were $47.1 million at August 1, 2002, compared to $61.5 million at July 26, 2001 and $123.2 million at January 31, 2002. The decrease of $76.1 million from the January 31, 2002 balance was due to the use of $5.4 million of cash in operations, primarily due to timing and an increase in inventories resulting from the increase in the number of stores (as discussed below), $45.6 million in net capital expenditures and $25.1 million for the repayment of borrowings and dividend payments.

Operating Cash Flows

        Net cash used in operating activities was $5.4 million in the first half of fiscal 2003. In the same period last year, net cash provided by operating activities was $88.4 million. The decrease was primarily due to the timing of the respective quarter-end dates. The second quarter of fiscal 2003 ended on August 1st, while the second quarter last year ended on July 26th. As a result, certain calendar-based payments such as sales and income taxes, rent and some merchandise purchases were paid during the second quarter of fiscal 2003 versus the third quarter of fiscal 2002. Therefore, current liabilities decreased by $59.2 million and other current assets (which include prepaid expenses) increased by $3.1 million from January 31, 2002. Operating cash flows were also negatively impacted by a $16.7 million increase in inventories resulting from the increase in the number of stores. In the same quarter last year, inventories declined by $26.8 million due to the closure of fifteen stores and a resulting net decrease in the number of stores.

Investing Cash Flows

        Net cash used in investing activities was $45.6 million in the first half of fiscal 2003, compared to $48.4 million in the same period last year. Investing cash flows included capital expenditures for new stores and store improvements, technology and supply chain improvements.

We opened 9 new stores, relocated 2 stores and closed 3 stores in the first half of fiscal 2003. In the first half of fiscal 2002, we opened 10 new stores, relocated 1 store and closed 15 stores. We plan to open approximately 13 additional new stores and relocate 1 store in the remainder of fiscal 2003, bringing the total number of stores to approximately 455 by the end of the fiscal year. We expect net capital expenditures for the full year to be approximately $120 million, including amounts for new stores and store improvements, technology and supply chain improvements.

Financing Cash Flows

        Net cash used in financing activities was $25.1 million in the first half of fiscal 2003, compared to $23.2 million in the first half of fiscal 2002. We repaid $14.4 million of long-term borrowings, including regularly scheduled principal payments and a reduction of borrowings on our revolving line of credit, and paid dividends of $10.7 million during the first half of fiscal 2003. In the same quarter last year, we repaid $12.6 million of debt, including short-term borrowings and regularly scheduled principal payments, and paid dividends of $10.6 million.

We have a $150 million unsecured revolving line of credit, which expires in October 2004 and accrues interest at LIBOR-based rates. Borrowings on the line of credit do not require repayment until the expiration date. As of August 1, 2002, $28.0 million was outstanding under this line of credit with a weighted average interest rate of 3.27%.

Additionally, as of August 1, 2002, we had $158.6 million in privately placed promissory notes, which mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%.

Our debt agreements contain limits on borrowings, dividend payments and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. As of August 1, 2002, we were in compliance with the restrictions and limitations included in these provisions.

In November 1999, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock through November 2004, for a maximum total expenditure of $80 million. To date, we have purchased 1,146,868 shares under this authorization at a total cost of $22.5 million. We did not repurchase any of our common stock during the first half of fiscal 2003.

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

As required by SFAS No. 142, we have performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, we have identified certain regional reporting units that have experienced declines in their fair values below their net carrying values. Accordingly, we recognized a goodwill impairment charge of $41.0 million ($24.6 million or $0.65 per diluted share after tax) for these reporting units in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, we recognized a liability for an exit cost at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized.

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

        In February 2002, our board of directors approved a program to upgrade our supply chain practices in an effort to increase efficiency and enhance profitability, along with initiatives to increase front-end sales and pharmacy margins, enhance customer service and improve operational efficiencies. Over the next four fiscal years, we expect to spend approximately $60 million in capital expenditures for supply chain improvements under this program, of which approximately $8 million had been spent as of August 1, 2002. The success of these initiatives is important to our future profitability. We cannot assure you that we will be able to execute these initiatives successfully.

Changes in third-party reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

        We are reimbursed by third-party health plans for approximately 90% of all the prescription drugs that we sell, and this percentage has continued to increase. Pharmacy sales reimbursed by third parties, including Medicare and Medicaid plans, have lower gross margins than non third-party pharmacy sales. Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, if Medicare is reformed to include prescription benefits, Medicare may cover some of the prescription drugs that we now sell at retail prices, and we may be reimbursed at prices lower than our current retail prices. If third-party health plans continue to reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales will continue to be reduced, and our profitability will be adversely affected.

A continued economic slowdown could adversely affect consumer-buying practices and reduce our sales and profitability.

        The economy began slowing in fiscal 2002. If the economy continues to slow and unemployment increases, our pharmacy sales could be adversely affected as unemployed consumers lose their health insurance. Further, if economic conditions worry consumers, they may decrease their purchases, particularly of products other than pharmaceutical products that they need for health reasons. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any decrease in our sales of front-end products will decrease our profitability.

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

We are subject to governmental regulations, procedures and requirements; our noncompliance with, or a significant change in, these regulations could have a material adverse effect on us.

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

The energy crisis in the state of California may result in increased operating and administrative expenses.

        As of August 1, 2002, we operated 367 stores in the state of California, which has experienced energy shortages causing some power outages. California utility companies announced significant increases in energy rates, which were reflected in utility bills received beginning in the third quarter of fiscal 2002. These shortages may expand to other markets in which we operate. We have taken such steps as reducing store lighting and air conditioning and disconnecting unused electrical equipment to conserve energy, but the volatility of energy rates has resulted in increased operating and administrative expenses, and our energy-related expenses may continue to increase in the second half of fiscal 2003 and beyond.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

        Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs and general corporate purposes. A portion of our debt ($28 million as of August 1, 2002) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not undertake any specific actions to cover our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We have not purchased and do not hold any derivative financial instruments.

A 10% change in interest rates (33 basis points on our floating-rate debt as of August 1, 2002) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  On May 21, 2002, we held our annual meeting of stockholders in Walnut Creek, California.

  (b)
  The following directors were elected at the annual meeting:

	Votes in favor	Votes withheld
L.T. Barnes, Jr.	33,646,106	851,245
W.L. Chenevich	33,738,065	759,286
D.L. Sorby	33,735,427	761,924

    There were no abstentions and no broker non-votes. Other directors whose terms of office as directors continued after the annual meeting are:

R.M. Long	H.R. Somerset
M.S. Metz	T.R. Sweeney
R.A. Plomgren	F.E. Trotter
G.H. Saito	A.G. Wagner
  (c)
  Other matters voted upon at the annual meeting were as follows:

Approval of amendments to the 1995 Long-Term Incentive Plan:
Votes in favor	22,504,573
Votes withheld	5,663,449
Votes abstaining	293,272
Broker non-votes	6,036,057
Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending January 30, 2003:
Votes in favor	31,601,794
Votes withheld	2,712,023
Votes abstaining	183,534

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 10.1: Amendment to employment agreement between us and Steven F. McCann, Senior Vice President, Chief Financial Officer, and Treasurer, dated May 22, 2002.

    Exhibit 10.2: Amendment to separation agreement between us and Stephen D. Roath, President and Chief Executive Officer, dated July 24, 2002.

    Exhibit 10.3: Amendment to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan is incorporated herein by reference as previously filed with the Commission on August 29, 2002, on Form S-8, Registration No. 333-98913.

    Exhibit 10.4: Amendment to the Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan is incorporated herein by reference as previously filed with the Commission on August 29, 2002, on Form S-8, Registration No. 333-98915.

  (b)
  Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended August 1, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)
Date:	September 16, 2002	/s/ STEVEN F. MCCANN Steven F. McCann Senior Vice President, Chief Financial Officer and Treasurer
Date:	September 16, 2002	/s/ GROVER L. WHITE Grover L. White Vice President—Controller and Assistant Secretary

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Longs Drug Stores Corporation (the "Company") hereby certifies, to such officer's knowledge, that:

  (i)
  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended August 1, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

  (ii)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	September 16, 2002	/s/ HAROLD R. SOMERSET Harold R. Somerset President and Chief Executive Officer

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Longs Drug Stores Corporation (the "Company") hereby certifies, to such officer's knowledge, that:

  (i)
  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended August 1, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

  (ii)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	September 16, 2002	/s/ STEVEN F. MCCANN Steven F. McCann Senior Vice President, Chief Financial Officer and Treasurer

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harold R. Somerset, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Longs Drug Stores Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	September 16, 2002	/s/ HAROLD R. SOMERSET Harold R. Somerset President and Chief Executive Officer

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven F. McCann, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Longs Drug Stores Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	September 16, 2002	/s/ STEVEN F. MCCANN Steven F. McCann Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

Table of Contents
  Item 1. Condensed Consolidated Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
NEW ACCOUNTING PRONOUNCEMENTS
RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures of Market Risk
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002