Form 10-Q
period 2002-10-31
LONGS DRUG STORES CORP
filed 2002-12-16
CIK 764762

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 31, 2002
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

Yes ☒        No ☐

There were 38,449,733 shares of common stock outstanding as of November 28, 2002.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	October 31, 2002	October 25, 2001	October 31, 2002	October 25, 2001
	(Thousands Except Per Share Amounts)
Sales	$1,064,470	$1,017,381	$3,255,929	$3,091,370
Cost of merchandise sold	782,474	761,015	2,402,459	2,302,262

Gross profit	281,996	256,366	853,470	789,108
Operating and administrative expenses	255,050	229,991	746,654	681,005
Depreciation and amortization	19,595	18,716	57,677	56,173
Provision (benefit) for store closures and asset impairment, net	—	—	—	(982)
Legal settlements and other disputes	—	—	469	—

Operating income	7,351	7,659	48,670	52,912
Interest expense	3,515	3,969	10,243	11,829
Interest income	(228)	(558)	(874)	(1,111)

Income before income taxes and cumulative effect of accounting change	4,064	4,248	39,301	42,194
Income taxes	1,076	1,700	14,402	16,800

Income before cumulative effect of accounting change	2,988	2,548	24,899	25,394
Cumulative effect of accounting change (net of tax benefit of $16,410)	—	—	(24,625)	—

Net income	$2,988	$2,548	$274	$25,394

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.08	$0.07	$0.66	$0.68
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	(0.65)	—

Net income	$0.08	$0.07	$0.01	$0.68

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.08	$0.07	$0.65	$0.67
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	(0.64)	—

Net income	$0.08	$0.07	$0.01	$0.67

Dividends per common share	$0.14	$0.14	$0.42	$0.42
Weighted average number of shares outstanding:
Basic	37,998	37,510	37,892	37,397
Diluted	38,274	37,788	38,197	37,687

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	October 31, 2002	October 25, 2001	January 31, 2002
	(Thousands Except Share Information)
ASSETS
Current Assets:	-------(Unaudited)-------
Cash and equivalents	$59,576	$78,380	$123,187
Pharmacy and other receivables, net	122,806	123,108	122,494
Merchandise inventories	490,262	432,898	406,383
Deferred income taxes	24,229	20,581	27,297
Other	10,098	6,807	5,053

Total current assets	706,971	661,774	684,414

Property:
Land	105,787	110,621	104,928
Buildings and leasehold improvements	517,855	489,214	488,492
Equipment and fixtures	498,523	460,562	475,048

Total property at cost	1,122,165	1,060,397	1,068,468
Less accumulated depreciation	521,130	458,254	476,185

Property, net	601,035	602,143	592,283

Goodwill	82,236	124,495	123,306
Intangible assets, net	5,702	5,681	5,574
Other assets	6,139	4,359	6,014

Total	$1,402,083	$1,398,452	$1,411,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$281,983	$286,674	$270,473
Employee compensation and benefits	84,010	77,759	83,089
Taxes payable	42,297	41,663	61,394
Current portion of long-term debt	2,345	2,718	2,629
Other	33,302	30,635	30,169

Total current liabilities	443,937	439,449	447,754

Long-term debt	211,481	228,742	198,774
Deferred income taxes and other long-term liabilities	32,524	30,118	43,490
Commitments and Contingencies
Stockholders' Equity:
Common stock (38,475,000, 37,909,000 and 37,977,000 shares outstanding)	19,237	18,954	18,988
Additional capital	169,362	155,465	156,977
Common stock contribution to Profit Sharing Plan	—	—	2,939
Unearned compensation	(5,342)	(4,485)	(4,007)
Retained earnings	530,884	530,209	546,676

Total stockholders' equity	714,141	700,143	721,573

Total	$1,402,083	$1,398,452	$1,411,591

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the 39 weeks ended
	October 31, 2002	October 25, 2001
	(Thousands)
Operating Activities:
Net income	$274	$25,394
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	24,625	—
Depreciation and amortization	57,677	56,173
Deferred income taxes and other	6,985	13,310
Stock awards, net	1,498	1,367
Common stock contribution to benefit plans	6,794	5,314
Tax benefits related to stock awards	68	141
Changes in assets and liabilities:
Pharmacy and other receivables	173	3,763
Merchandise inventories	(83,879)	(8,559)
Other assets	(5,719)	596
Current liabilities	(3,533)	14,293

Net cash provided by operating activities	4,963	111,792

Investing Activities:
Payments for property additions, store acquisitions and other assets	(71,384)	(83,223)
Receipts from property dispositions and sale-leasebacks	6,453	4,711
Acquisition of RxAmerica assets, net of cash	—	(5,764)

Net cash used in investing activities	(64,931)	(84,276)

Financing Activities:
Proceeds from long-term borrowings	15,000	50,000
Repayments of long-term borrowings	(2,577)	(7,960)
Repayments of short-term borrowings	—	(20,000)
Dividend payments	(16,066)	(15,868)

Net cash (used in) provided by financing activities	(3,643)	6,172

Increase (decrease) in cash and equivalents	(63,611)	33,688
Cash and equivalents at beginning of period	123,187	44,692

Cash and equivalents at end of period	$59,576	$78,380

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,989	$11,302
Cash paid for income taxes	20,561	17,104

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' Equity
For the 53 weeks ended January 31, 2002 and the 39 weeks ended October 31, 2002

				Common Stock Contributions to Profit Sharing Plan
	Common Stock
			Additional Capital		Unearned Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(Thousands)
Balance at January 25, 2001	37,367	$18,683	$141,200	$7,695	$(4,466)	$520,683	$683,795
Net income						47,168	47,168
Dividends ($.56 per share)						(21,175)	(21,175)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY01 profit sharing contribution	287	144	7,551	(7,695)			—
Stock portion of FY02 profit sharing contribution				2,939			2,939
Issuance of stock for 401(k) matching contributions	285	143	6,776				6,919
Stock awards, net of forfeitures	38	18	1,309		(1,426)		(99)
Amortization of restricted stock awards					1,885		1,885
Tax benefits related to stock awards			141				141

Balance at January 31, 2002	37,977	18,988	156,977	2,939	(4,007)	546,676	721,573

Unaudited:
Net income						274	274
Dividends ($.42 per share)						(16,066)	(16,066)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY02 profit sharing contribution	120	60	2,879	(2,939)			—
Issuance of stock for 401(k) matching contributions	267	133	6,661				6,794
Stock awards, net of forfeitures	111	56	2,777		(2,965)		(132)
Amortization of restricted stock awards					1,630		1,630
Tax benefits related to stock awards			68				68

Balance at October 31, 2002	38,475	$19,237	$169,362	$—	$(5,342)	$530,884	$714,141

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying condensed consolidated financial statements include Longs Drug Stores Corporation ("Longs" or the "Company") and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The condensed consolidated financial statements reflect all adjustments that are, in management's opinion, necessary for a fair statement of the results for the periods presented. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the fiscal year ended January 31, 2002. The condensed consolidated financial statements as of and for the periods ended October 31, 2002 and October 25, 2001 are unaudited. The condensed consolidated balance sheet as of January 31, 2002, and condensed consolidated statement of stockholders' equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 31, 2002. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.

2.    Significant Accounting Policies

        Cash and equivalents include investments with original maturities of three months or less when purchased.

        Pharmacy and other receivables primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies, governmental agencies and vendors) on the sale of prescription drugs. Receivables are stated net of an allowance for uncollectible accounts.

        Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $169.7 million at October 31, 2002, $160.4 million at October 25, 2001 and $165.3 million at January 31, 2002. LIFO costs for interim financial statements are estimated based on projected annual inflation rates. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates and inventory levels are determined.

        Property is depreciated using the straight-line method with estimated useful lives of twenty to thirty-three years for buildings, the shorter of the life of the lease or estimated useful life for leasehold improvements and three to twenty years for equipment and fixtures. The Company capitalizes costs that relate to the application and infrastructure development stage of web site development. Such costs are included in equipment and fixtures and are amortized over seven years.

        Buildings and leasehold improvements include assets under capital leases of $7.6 million at October 31, 2002 and $4.4 million as of January 31, 2002. The corresponding capital lease obligation is included in long-term liabilities. The amount capitalized for assets under capital leases is the present value at the beginning of the lease term of the aggregate future minimum lease payments. The amortization of such assets is included in depreciation expense. Accumulated amortization on assets under capital leases was not significant as of October 31, 2002 or January 31, 2002.

        Repairs and maintenance costs are expensed as incurred. Costs for improvements that enhance the usefulness or extend the useful life of an asset are capitalized and depreciated over the asset's estimated useful life.

        Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. Effective with the first quarter of fiscal 2003, goodwill is not amortized, but is subject to annual impairment testing (see "New Accounting Pronouncements").

        Intangible assets consist primarily of purchased pharmacy customer lists, non-compete agreements and beverage licenses. Effective with the first quarter of fiscal 2003, intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing (see "New Accounting Pronouncements"). Intangible assets with finite useful lives are amortized using the straight-line method over those useful lives.

        Other assets include joint venture investments accounted for under the equity method.

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

        Store Closure Reserves—The Company records the estimated costs associated with closing a store in accordance with Emerging Issues Task Force Issue No. 94-3 ("Issue 94-3"). Issue 94-3 requires that such store closing costs be recorded in the period in which the store is identified and approved by management under a plan of termination, which includes the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease or sub-lease a property, net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Losses on the liquidation of inventories are recorded in cost of merchandise sold when the inventories are sold or otherwise disposed of.

        Beginning January 1, 2003, the Company will recognize the costs associated with closing a store when the liability is incurred, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (see "New Accounting Pronouncements").

        Fair Value of Financial Instruments—The carrying values of the Company's cash and equivalents, receivables and payables approximate their estimated fair values due to their short-term nature. To estimate the fair value of long-term debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. As of October 31, 2002, the carrying value of the Company's long-term debt approximated its estimated fair value.

        Revenue Recognition—The Company recognizes revenue from the sale of merchandise, net of an allowance for estimated returns, at the time the merchandise is sold. The allowance for sales returns is estimated based on the Company's historical experience.

        The Company's pharmacy benefit management ("PBM") segment, operated through the Company's RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management, claims processing and generic substitution. Revenue from the PBM segment is recognized when RxAmerica has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. The Company does not recognize or otherwise reflect in its financial statements co-payments made to participating pharmacies by health plan members. RxAmerica does not take title to the prescription drug inventories or assume substantial risks and rewards of ownership. Therefore, revenues from third-party health plans are recognized net of the reimbursements due to participating pharmacies.

        Cost of merchandise sold includes the cost of inventory sold during the period (net of merchandise rebates and allowances), including in-bound freight, receiving, warehousing and certain purchasing and distribution costs.

        Operating and administrative expenses include costs for store and administrative payroll and benefits, facilities and occupancy, advertising (net of advertising rebates and allowances), and other miscellaneous expenses.

        Vendor Rebates and Allowances—Merchandise rebates and allowances are originally recorded as a reduction of the cost of the related inventory purchased and then recognized as a reduction of cost of merchandise sold when the related inventory is sold. Advertising rebates and allowances are recognized as a reduction of advertising expense, a component of operating and administrative expenses, when the related advertising expense is incurred or the required performance is completed. Lump-sum payments received from vendors in connection with a contractual arrangement are deferred and recognized over the contract term. Such payments are recognized as a reduction of cost of merchandise sold or of advertising expense, depending on the nature of the contract.

        Advertising—Net advertising costs are expensed as incurred.

        New store opening costs, primarily labor, advertising and store supplies, are expensed as incurred.

        Deferred Rent—Rent expense is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense and the actual cash payments under the lease is recognized as deferred rent, which is included in other long-term liabilities.

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

	13 weeks ended		39 weeks ended
	October 31, 2002	October 25, 2001	October 31, 2002	October 25, 2001
	Thousands
Basic weighted average number of shares outstanding	37,998	37,510	37,892	37,397
Effect of dilution from:
Restricted stock awards	202	183	186	170
Stock options	74	95	119	120

Diluted weighted average number of shares outstanding	38,274	37,788	38,197	37,687

        The Company excluded 209,900 stock options from the calculation of diluted earnings per share in the 13 weeks ended October 31, 2002, and 69,967 stock options from the calculation of diluted earnings per share in the 39 weeks ended October 31, 2002, because their effect would have been anti-dilutive.

        Comprehensive income equals net income for all periods presented.

        New Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other

Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. The Company adopted SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2003. The adoption of SFAS No. 141 did not have a material impact on the Company's financial position or results of operations. Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002, and of certain other intangible assets with indefinite lives. Following is a reconciliation of reported earnings and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and other intangible assets with indefinite lives, net of the related income tax effects:

	13 weeks ended		39 weeks ended
	October 31, 2002	October 25, 2001	October 31, 2002	October 25, 2001
	Thousands, except per share amounts
Reported income before cumulative effect of accounting change	$2,988	$2,548	$24,899	$25,394
Amortization of goodwill, net of tax	—	922	—	2,803
Amortization of other intangibles with indefinite lives, net of tax	—	67	—	199

Adjusted income before cumulative effect of accounting change	$2,988	$3,537	$24,899	$28,396

Basic earnings per share:
Reported income before cumulative effect of accounting change	$0.08	$0.07	$0.66	$0.68
Amortization of goodwill, net of tax	—	0.02	—	0.07
Amortization of other intangibles with indefinite lives, net of tax	—	—	—	0.01

Adjusted income before cumulative effect of accounting change	$0.08	$0.09	$0.66	$0.76

Diluted earnings per share:
Reported income before cumulative effect of accounting change	$0.08	$0.07	$0.65	$0.67
Amortization of goodwill, net of tax	—	0.02	—	0.07
Amortization of other intangibles with indefinite lives, net of tax	—	—	—	0.01

Adjusted income before cumulative effect of accounting change	$0.08	$0.09	$0.65	$0.75

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Issue 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized.

3.    Segment Information

        The Company operates in two business segments, retail drug stores and pharmacy benefit management ("PBM"). These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments' operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.

        Pharmacy is the cornerstone of the retail drug store segment, complemented by such "front-end" categories as over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise. As of October 31, 2002, the retail drug store segment operated 447 stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy.

        The PBM segment, operated through the Company's RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management, claims processing and generic substitution.

        Prior to the Company's September 2001 acquisition of 100% ownership in RxAmerica, the Company operated in one business segment, retail drug stores. RxAmerica was a joint venture between the Company and Albertson's Inc., and the Company accounted for its interest in the joint venture using the equity method of accounting. Therefore, PBM segment results for the 13-week and 39-week periods ended October 25, 2001 reflect RxAmerica's operations since the Company's acquisition of 100% ownership in the PBM in September 2001.

        The following table summarizes significant financial information by segment as of and for the 13-week and 39-week periods ended October 31, 2002 and October 25, 2001:

	Retail Drug Stores	Pharmacy Benefit Management	Inter-Segment Eliminations	Consolidated Totals
	Thousands
13 weeks ended:
October 31, 2002:
Sales	$1,058,496	$5,974	$—	$1,064,470
Operating income	4,721	2,630	—	7,351
October 25, 2001(1):
Sales	$1,015,750	$1,631	$—	$1,017,381
Operating income	7,228	431	—	7,659
39 weeks ended:
October 31, 2002:
Sales	$3,239,546	$16,383	$—	$3,255,929
Operating income	41,948	6,722	—	48,670
October 25, 2001(1):
Sales	$3,089,739	$1,631	$—	$3,091,370
Operating income	52,481	431	—	52,912
Total assets:
October 31, 2002	$1,355,187	$48,543	$(1,647)	$1,402,083
October 25, 2001	1,372,050	26,402	—	1,398,452
January 31, 2002	1,360,492	52,176	(1,077)	1,411,591

(1)
Reflects RxAmerica's operations since the Company's acquisition of 100% ownership in the PBM in September 2001.

        Consolidated total sales include the following product and service types:

	13 weeks ended		39 weeks ended
	October 31, 2002	October 25, 2001	October 31, 2002	October 25, 2001
	Thousands
Pharmacy sales	$480,253	$452,489	$1,465,035	$1,363,593
Front-end sales	578,243	563,261	1,774,511	1,726,146
Pharmacy benefit management revenues	5,974	1,631	16,383	1,631

Consolidated total sales	$1,064,470	$1,017,381	$3,255,929	$3,091,370

4.    Goodwill and Other Intangible Assets

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

		October 31, 2002		January 31, 2002
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		Thousands
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$1,834	$(1,122)	$3,658	$(2,864)
Non-compete agreements and other	2-5 years	772	(721)	1,054	(969)

Total		$2,606	$(1,843)	$4,712	$(3,833)

Intangible assets not subject to amortization:
Beverage licenses	N/A	$4,939		$4,695

        The net decreases in the gross carrying amounts and accumulated amortization of pharmacy customer lists and non-compete agreements were primarily due to the removal of fully amortized assets. The increase in the carrying value of beverage licenses was due to the acquisition of additional licenses. Acquisitions of pharmacy customer lists and non-compete agreements were not significant in the 39 weeks ended October 31, 2002.

        The changes in the carrying value of goodwill for the 39 weeks ended October 31, 2002 were as follows (in thousands):

Balance as of January 31, 2002 (net of pre-SFAS No. 142 amortization of $18,971)	$123,306
Cumulative effect of accounting change (see note 2)	(41,035)
Other adjustments	(35)

Balance as of October 31, 2002	$82,236

        Amortization expense for intangible assets with finite useful lives was $64,000 and $212,000 for the 13-week and 39-week periods ended October 31, 2002, respectively. Estimated annual amortization expense on these intangibles for fiscal 2003 and each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year 2003	$291
Fiscal Year 2004	288
Fiscal Year 2005	220
Fiscal Year 2006	149
Fiscal Year 2007	26
Fiscal Year 2008	—

Total	$974

5.    Debt

        Long-term debt at October 31, 2002 and January 31, 2002 consisted of the following:

	October 31, 2002	January 31, 2002
	Thousands
Unsecured $150 million revolving line of credit, interest based on LIBOR (weighted average rate of 3.05% at October 31, 2002), expires October 2004	$55,000	$40,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	158,571	160,714
Equipment notes and other	255	689

Total long-term debt	213,826	201,403
Less current portion	2,345	2,629

Long-term portion	$211,481	$198,774

        The Company's debt agreements contain limits on borrowings, dividend payments and repurchases of Company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. As of October 31, 2002, the Company was in compliance with the restrictions and limitations included in these provisions.

6.    Provision for Store Closures

        The Company closed 3 stores in the 39 weeks ended October 31, 2002 and 15 stores in the 39 weeks ended October 25, 2001. Costs incurred for closed stores and adjustments to the related reserves are summarized as follows:

	39 weeks ended
	October 31, 2002	October 25, 2001
	Thousands
Store closure reserve balance, beginning of period	$12,551	$35,472
Costs incurred for closed stores, charged against reserve	(4,170)	(18,449)
Increase (decrease) to reserve	—	(982)

Store closure reserve balance, end of period	$8,381	$16,041

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy and front-end sales trends, promotional activities, prescription margins, margin improvement, cost reductions, changes in supply chain practices, inflation rates, workers compensation costs, the number of store openings and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, but are not limited to: changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; continuing softness in the economy; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate for, and construction of, new stores; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to improve our purchasing of front-end products; our ability to successfully implement new computer systems and technology; our ability to obtain adequate insurance coverage; the impact of rising energy costs on our operations; changes in internal business processes associated with supply chain and other initiatives; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarterly report under "Risk Factors" and elsewhere or in any of our other SEC filings. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

Sales

	13 weeks ended		39 weeks ended
	October 31, 2002	October 25, 2001	October 31, 2002	October 25, 2001
Sales (Thousands)	$1,064,470	$1,017,381	$3,255,929	$3,091,370
Sales Growth	4.6%	4.5%	5.3%	5.8%
Same-Store Sales Growth	2.7%	3.7%	3.4%	5.0%
Impact of New Stores / Closed Stores on Sales Growth	1.5%	0.6%	1.4%	0.7%
Impact of RxAmerica on Sales Growth	0.4%	0.2%	0.5%	0.1%
Pharmacy Sales Growth	6.1%	11.6%	7.4%	13.1%
Same-Store Pharmacy Sales Growth	5.4%	10.9%	6.5%	12.4%
Pharmacy as a % of Total Drug Store Sales	45.4%	44.5%	45.2%	44.1%
% of Pharmacy Sales Reimbursed by Third Party Health Plans	90.9%	88.9%	90.9%	89.1%
Front-End Sales Growth	2.7%	0.2%	2.8%	0.6%
Same-Store Front-End Sales Growth (Decline)	0.5%	(1.5)%	1.0%	(0.3)%
Front-End as a % of Total Drug Store Sales	54.6%	55.5%	54.8%	55.9%

        Sales increased 4.6% and 5.3% in the third quarter and first nine months of fiscal 2003 over the same periods in fiscal 2002. Same-store sales increased 2.7% during the quarter and 3.4% during the first nine months over the corresponding periods of fiscal 2002. The net increase in the number of stores accounted for 1.5% and 1.4% of total sales growth during the respective periods. Additionally, our September 2001 acquisition of full ownership of RxAmerica, our pharmacy benefit management (PBM) subsidiary, contributed 0.4% and 0.5% of total sales growth in the third quarter and first nine months of fiscal 2003. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson's, Inc., and we accounted for our interest in the joint venture using the equity method of accounting.

        Pharmacy sales increased 6.1% and 7.4% in the third quarter and first nine months of fiscal 2003 over the same periods last year, with same-store pharmacy sales increasing 5.4% and 6.5%. Pharmacy sales were 45.4% and 45.2% of total drug store sales during the third quarter and first nine months of fiscal 2003, compared to 44.5% and 44.1% in the same periods of fiscal 2002. Our pharmacy sales continue to grow as a result of favorable industry trends, including an aging U.S. population and the increased usage of newer and more expensive prescription drugs. These trends have been partially offset by the recent introduction of several lower-priced generic drugs, which negatively impacted same-store pharmacy sales by approximately 2.4% (240 basis points) in the third quarter and 1.5% (150 basis points) in the first nine months of fiscal 2003. Despite the increased generic utilization rates, overall average pharmaceutical prices have continued to rise. In the third quarter and first nine months of fiscal 2003, the average retail price per prescription increased 7.9% and 7.6% over the comparable periods in fiscal 2002. We expect these trends to continue.

        The percentage of pharmacy sales wholly or partially reimbursed by third-party health plans continues to increase as a result of growing participation in managed care and other third-party plans. Third-party sales represented 90.9% of total pharmacy sales during the third quarter and first nine months of fiscal 2003, compared to 88.9% and 89.1% in the same periods last year. We expect this trend to continue.

        Front-end sales increased 2.7% and 2.8% in the third quarter and first nine months of fiscal 2003 over the same periods last year, with same-store front-end sales increasing 0.5% and 1.0%. These increases were primarily due to increased promotional sales resulting from a refocused and event-driven advertising and marketing campaign, which partially offset the effects of sluggish economic growth in our primary markets. We expect that our promotional sales will continue to increase in the fourth quarter of fiscal 2003 in light of continued softness in the economy and promotional activities by our competitors. We will continue to make decisions about our promotional activities based on competitive and economic conditions.

Gross Profit

	13 weeks ended		39 weeks ended
	October 31, 2002	October 25, 2001	October 31, 2002	October 25, 2001
Gross Profit (Thousands)	$281,996	$256,366	$853,470	$789,108
Gross Margin %	26.5%	25.2%	26.2%	25.5%
LIFO Provision (Thousands)	$1,000	$1,400	$4,400	$4,800

        The increase in gross margin as a percent of sales was partially due to the inclusion of RxAmerica's gross profit in our consolidated total. We recognize RxAmerica's revenues from third-party health plans net of the related reimbursements due to participating pharmacies. We do not record any of RxAmerica's expenses in cost of merchandise sold. Therefore, all of RxAmerica's revenues ($6.0 million and $16.4 million in the third quarter and first nine months of fiscal 2003) are included in gross profit. Prior to our acquisition of 100% ownership in RxAmerica in September 2001, it was a joint venture between Longs and Albertson's, Inc., and we recorded our share of its profits in operating and administrative expenses using the equity method of accounting. Excluding RxAmerica, our gross margin percentage was 26.1% and 25.8% in the third quarter and first nine months of fiscal 2003, compared to 25.1% and 25.5% in the comparable periods of fiscal 2002.

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

        The LIFO provision, which is included in cost of merchandise sold, fluctuates with inflation rates and inventory levels and mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates and inventory levels. The decreases in the LIFO provision in the third quarter and first nine months of fiscal 2003 from the same periods of fiscal 2002 reflect lower projected inflation rates.

Operating and Administrative Expenses

        Operating and administrative expenses were 24.0% and 22.9% of sales in the third quarter and first nine months of fiscal 2003, compared to 22.6% and 22.0% in the same periods of fiscal 2002. Several factors contributed to these increases. We included RxAmerica's operating and administrative expenses of approximately $3.2 million and $9.3 million, or 0.3% of sales, in our consolidated totals for the third quarter and first nine months of fiscal 2003. Prior to our acquisition of 100% ownership of RxAmerica in September 2001, it was a joint venture between Longs and Albertson's, Inc., and we recorded our share of its profits in operating and administrative expenses using the equity method of accounting. Such equity-method profits were not material to us.

        Workers compensation expenses increased $3.7 million, or 0.3% of sales, and $6.4 million, or 0.2% of sales, in the third quarter and first nine months of fiscal 2003 over the comparable periods of fiscal 2002. The increase was a result of a revaluation of our reserves for outstanding claims to reflect regulatory changes in our principal markets. We expect that rising medical costs and changes in the regulatory environment will continue to drive workers compensation claim costs higher in the near future.

        We incurred operating and administrative expenses of $3.1 million and $8.7 million, or 0.3% of sales, in the third quarter and first nine months of fiscal 2003 related to the supply chain initiative discussed above. We expect that we will continue to incur operating and administrative expenses related to the supply chain initiative for the next several fiscal years. However, we believe that the initiative's benefits, including improved gross margins and greater operating efficiencies, will offset those expenses and result in higher operating profits.

        Costs for certain consulting projects, employee terminations and new hire activities caused operating and administrative expenses to increase by approximately 0.3% of sales in the third quarter and 0.1% of sales in the first nine months of fiscal 2003 over fiscal 2002.

        Finally, as previously noted, the increased usage of lower-priced generic drugs had a negative impact on our sales. This in turn resulted in higher operating and administrative expenses when measured as a percent of sales, but increased gross margins.

Depreciation and Amortization

        Depreciation and amortization were $19.6 million and $57.7 million in the third quarter and first nine months of fiscal 2003, compared to $18.7 million and $56.2 million in the same periods of fiscal 2002. Effective with the first quarter of fiscal 2003, we no longer record amortization expense for goodwill and certain other intangible assets with indefinite useful lives, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Amortization for these assets was $1.6 million and $5.0 million in the third quarter and first nine months of fiscal 2002. Excluding discontinued amortization, depreciation and amortization increased by $2.5 million and $6.5 million in the third quarter and first nine months of fiscal 2003, primarily due to increased depreciation expense resulting from capital expenditures for new store investments, improvements to existing stores, supply chain improvements and technology.

Provision for Store Closures and Asset Impairment

        We regularly evaluate our store closure reserves and adjust them accordingly based on the estimated future costs to complete the store closures. In the first quarter of fiscal 2002 we recorded a benefit of $1.0 million from the reduction of our store closure reserve. We closed 3 stores in the first nine months of fiscal 2003 and 15 stores in the first nine months of fiscal 2002.

Legal Settlements and Other Disputes

        In the second quarter of fiscal 2003, we recorded a net charge of $0.5 million for the settlement of certain legal matters. These matters, a brand name lawsuit and a class action lawsuit involving the employment classification of certain employees, were settled in fiscal 2001 and 2002. As final payments were made during the second quarter of fiscal 2003, we incurred additional costs over those previously estimated.

Net Interest Expense

        Net interest expense was $3.3 million and $9.4 million in the 13-week and 39-week periods ended October 31, 2002, compared to $3.4 million and $10.7 million in the comparable periods last year. The decrease was primarily due to lower interest rates.

Income Taxes

        Our effective income tax rate was 26.5% and 36.6% in the 13-week and 39-week periods ended October 31, 2002, compared to 40.0% and 39.8% in the comparable periods last year. The decrease was primarily due to a federal tax law change enacted in fiscal 2002 that allows us to deduct dividends paid on 100% vested shares held in our employee stock ownership plan, and the benefits of additional tax credits. We expect our effective income tax rate to be approximately 36.6% for the fiscal year ending January 30, 2003.

Cumulative Effect of Accounting Change

        As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, we recognized a goodwill impairment charge of $41.0 million ($24.6 million or $0.65 per diluted share after tax) in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle (see "New Accounting Pronouncements" below).

LIQUIDITY AND CAPITAL RESOURCES

        Cash and equivalents were $59.6 million at October 31, 2002, compared to $78.4 million at October 25, 2001 and $123.2 million at January 31, 2002.

Operating Cash Flows

        Net cash provided by operating activities was $5.0 million in the first nine months of fiscal 2003, compared to $111.8 million in the same period last year. The decrease was primarily due to an $83.9 million increase in inventories. The higher inventory levels reflect accelerated purchases of certain seasonal merchandise due to the uncertainty caused by the West Coast port labor dispute, as well as lower than anticipated sell-through of inventory during the third quarter. The timing of our quarter-end dates also had a negative impact on operating cash flows in fiscal 2003. The third quarter of fiscal 2003 ended on October 31st, while the third quarter last year ended on October 25th. As a result, certain calendar-based payments such as rent and some merchandise purchases were paid during the third quarter of fiscal 2003 versus the fourth quarter of fiscal 2002. Therefore, other current assets increased by $5.7 million and current liabilities decreased by $3.5 million from January 31, 2002.

Investing Cash Flows

        Net cash used in investing activities was $64.9 million in the first nine months of fiscal 2003, compared to $84.3 million in the same period last year. Investing cash flows included capital expenditures for new stores and store improvements, technology and supply chain improvements.

        We opened 14 new stores, relocated 3 stores and closed 3 stores in the first nine months of fiscal 2003. In the first nine months of fiscal 2002, we opened 14 new stores, relocated 1 store and closed 15 stores. We plan to open 9 additional new stores in the fourth quarter of fiscal 2003, bringing the total number of stores to 456 by the end of the fiscal year. We expect net capital expenditures for the full year to be between $90 million and $100 million, including amounts for new stores and store improvements, technology and supply chain improvements.

Financing Cash Flows

        Net cash used in financing activities was $3.6 million in the first nine months of fiscal 2003. This net total included dividend payments of $16.1 million, offset by net borrowings of $12.4 million. In the first nine months of fiscal 2002, we received $50 million from the issuance of additional privately placed promissory notes, offset by the repayment of $28 million in short-term and long-term borrowings, and $15.9 million of dividend payments, for a net financing cash inflow of $6.2 million.

        We have a $150 million unsecured revolving line of credit, which expires in October 2004 and accrues interest at LIBOR-based rates. Borrowings on the line of credit do not require repayment until the expiration date. As of October 31, 2002, $55 million was outstanding under this line of credit with a weighted average interest rate of 3.05%.

        Additionally, as of October 31, 2002, we had $158.6 million in privately placed promissory notes, which mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%.

        Our debt agreements contain limits on borrowings, dividend payments and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. As of October 31, 2002, we were in compliance with the restrictions and limitations included in these provisions.

        In November 1999, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock through November 2004, for a maximum total expenditure of $80 million. To date,

we have purchased 1,146,868 shares under this authorization at a total cost of $22.5 million. We did not repurchase any of our common stock during the first nine months of fiscal 2003.

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

Our ability to implement supply chain improvements and other strategic initiatives successfully is critical to the ongoing success of our business.

        In February 2002, our board of directors approved a program to upgrade our supply chain practices in an effort to increase efficiency and enhance profitability, along with initiatives to increase front-end sales and pharmacy margins, enhance customer service and improve operational efficiencies. Under this program, we expect to spend approximately $60 million in capital expenditures for supply chain improvements over a four-year period, of which approximately $12 million had been spent as of October 31, 2002. The success of these initiatives is important to our future profitability. We cannot assure you that we will be able to execute these initiatives successfully.

Changes in third-party reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

        We are wholly or partially reimbursed by third-party health plans for approximately 90% of all the prescription drugs that we sell, and this percentage has continued to increase. Pharmacy sales reimbursed by third parties, including Medicare and Medicaid plans, have lower gross margins than non third-party pharmacy sales. Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, Medicare reform initiatives may include prescription drug benefits. If third-party health plans continue to reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales will continue to be reduced, and our profitability will be adversely affected.

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

        Our industry is experiencing a shortage of licensed pharmacists in the markets in which we operate. Our inability to attract and retain pharmacists and other key personnel could adversely affect us. In order to mitigate this risk we entered into a joint venture agreement with AmerisourceBergen to operate a central prescription fill center. The success of this fill center is important to our ability to address the shortage of pharmacists.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material adverse effect on our business.

        We obtain more than half of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, AmerisourceBergen, with whom we have a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen could have a material adverse effect on us.

We are subject to governmental regulations, procedures and requirements. Our noncompliance with, or a significant change in, these regulations could have a material adverse effect on us.

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

The markets for various types of insurance have been increasingly volatile. Increased insurance related expenses, or reductions or modifications in the insurance coverage we are able to obtain, could have a material adverse affect on us.

        The costs of employee health, worker compensation, property and casualty, general liability, director and officer and other types of insurance have continued to rise, while the amount and availability of coverage have decreased. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions and the terrorist attacks of September 11, 2001. If our insurance costs significantly increase, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

Our geographic concentration in the western United States presents certain risks that could adversely affect us.

        Our stores, distribution centers and corporate offices are located in the western United States. Risks prevalent in this region include, but are not limited to, major earthquakes, periodic energy shortages and rising energy costs, and shipping and other transportation-related disruptions. For example, the recent work stoppage at California ports caused us to purchase inventory for the holiday season before we otherwise would have done so. Because of our geographic concentration, these risks could result in significant disruptions to our business or increased operating expenses.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

        Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs and general corporate purposes. A portion of our debt ($55 million at October 31, 2002) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not undertake any specific actions to cover our exposure to interest rate risk, and we are not a party to any interest rate risk management transactions. We have not purchased and do not hold any derivative financial instruments.

        A 10% change in interest rates (31 basis points on our floating-rate debt as of October 31, 2002) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

Item 4. Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 3.1: Amended By-Laws of Longs Drug Stores Corporation, dated October 30, 2002.

    Exhibit 10.1: Separation agreement between us and Ronald Lovelady, Senior Vice President and Regional Manager, dated October 23, 2002.

    Exhibit 10.2: Employment agreement between us and Warren F. Bryant, President and Chief Executive Officer, dated October 30, 2002.

  (b)
  Reports on Form 8-K

    On September 16, 2002, we filed a Current Report on Form 8-K regarding the certification of certain covered reports by our Chief Executive Officer and Chief Financial Officer, pursuant to the Securities and Exchange Commission Order 4-460.

    On October 31, 2002, we filed a Current Report on Form 8-K regarding the announcement of the election of Warren F. Bryant as President and Chief Executive Officer of Longs Drug Stores Corporation.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)
Date:	December 16, 2002	/s/ STEVEN F. MCCANN Steven F. McCann Senior Vice President, Chief Financial Officer and Treasurer
Date:	December 16, 2002	/s/ GROVER L. WHITE Grover L. White Principal Accounting Officer

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        I, Warren F. Bryant, certify that:

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ WARREN F. BRYANT Warren F. Bryant President and Chief Executive Officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
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

  (i)
  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended October 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

  (ii)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 16, 2002
/s/ WARREN F. BRYANT Warren F. Bryant President and Chief Executive Officer

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Longs Drug Stores Corporation (the "Company") hereby certifies, to such officer's knowledge, that:

  (i)
  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended October 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

  (ii)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: December 16, 2002
/s/ STEVEN F. MCCANN Steven F. McCann Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
NEW ACCOUNTING PRONOUNCEMENTS
RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures of Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
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