Form 10-K
period 2003-01-30
LONGS DRUG STORES CORP
filed 2003-04-18
CIK 764762

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8978

LONGS DRUG STORES CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	68-0048627 (I.R.S. Employer Identification No.)
141 North Civic Drive Walnut Creek, California (Address of principal executive offices)	94596 (Zip Code)

        Registrant's telephone number, including area code: (925) 937-1170

        Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock	New York Stock Exchange

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

Yes    ☒        No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☒    No    ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant's shares on the New York Stock Exchange at the close of business on August 1, 2002 was approximately $900,770,000.

        There were 37,309,425 shares of common stock outstanding as of April 8, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Such statements relate to, among other things, pharmacy and front-end sales trends, promotional activities, prescription margins, margin improvement, cost reductions, changes in supply chain practices, inflation rates, workers compensation costs, the number of store openings and the level of capital expenditures, and are indicated by words or phrases such as "continuing," "expects," "estimates," "believes," "plans," "anticipates," "approximately," "will" and other similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements. These risks and uncertainties include, but are not limited to: changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; continuing softness in the economy; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate for, and construction of, new stores; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to improve our purchasing of front-end products; our ability to successfully implement new computer systems and technology; our ability to obtain adequate insurance coverage; the impact of rising energy costs on our operations; changes in internal business processes associated with supply chain and other initiatives; adverse determinations with respect to litigation or other claims; the effects of war and terrorism on economic conditions and consumer spending patterns; and other factors discussed in this annual report under "Risk Factors" and elsewhere or in any of our other SEC filings. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

        Longs Drug Stores Corporation was founded in 1938 in Oakland, California. We operate in two business segments, retail drug stores and, through our RxAmerica subsidiary, pharmacy benefit management, or PBM. For financial information about these segments, see "Segment Information" in the accompanying notes to our consolidated financial statements.

        Through our retail drug store segment, we operate one of the largest drug store chains in North America, with 455 stores in California, Colorado, Hawaii, Nevada, Washington and Oregon as of January 30, 2003. The majority of our stores and sales are concentrated in California. In addition to prescription drugs, our core merchandise categories include over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise.

        Our PBM segment provides a range of services, including plan design and implementation, formulary management, claims processing and generic substitution, to third-party health plans and other organizations.

Recent developments

        In February 2001, we formed a joint venture with AmerisourceBergen to establish an automated central prescription fill center to increase productivity and reduce prescription fill costs while addressing an industry-wide shortage of pharmacists. Certain of the prescriptions that we receive via phone, fax and the Internet are routed to the central prescription fill center and then delivered to the stores in advance of the scheduled pickup. The fill center allows our in-store pharmacy personnel to spend more time serving customers and filling prescriptions that are needed on an immediate basis. The center began filling prescriptions in June 2001, and is currently filling more than 50,000 prescriptions per week.

        In July 2001, we terminated our agreement with our third-party distribution center operator in California, and subsequently returned to self-operation of our distribution centers.

        In September 2001, we exercised an option to purchase the interest of Albertson's, Inc. in our PBM joint venture, RxAmerica.

        In February 2002, the board of directors approved a program for upgrading our supply chain practices in an effort to increase efficiency and enhance profitability, along with initiatives to increase front-end sales and pharmacy margins, enhance customer service and improve operational efficiencies.

        In October 2002, the board of directors selected Warren F. Bryant as our president and chief executive officer.

        In February 2003, we announced a series of steps designed to reduce operating and administrative expenses. These steps include a reduction of our administrative workforce by approximately 170 people in our California offices, the closure of certain support facilities, store labor savings through workflow and staffing changes and a restructuring of our incentive compensation arrangements.

        In March 2003, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock through January 2008, for a maximum total expenditure of $50 million.

Merchandising

        We strive to provide our customers with a broad range of name brand and private label merchandise. To enhance customer service and build customer loyalty, we attempt to maintain a consistent in-stock position in all of our merchandise categories.

Purchasing and Distribution

        We have historically had a decentralized approach to purchasing, with store managers exerting significant control over their product mix based on their customers' preferences and needs. As we upgrade our supply chain practices in order to achieve greater efficiencies and economies of scale, we have begun to transition to a more centralized purchasing approach for many of our products, while allowing store managers to retain some degree of input into the merchandise selection of their store in order to suit their customers' preferences.

Advertising

        We advertise primarily through promotional ads in major daily newspapers and on radio and television. Our approach is to regionalize our advertising and use the most efficient media mix within a geographic area. We use rebates and allowances received from vendors to fund a significant portion of our total advertising spending.

Internet

        In fiscal 2001, we introduced our Internet prescription refill business, Longs e-fills™. Through our website, www.longs.com, our customers can access our company information and extensive health and welfare information, refill prescriptions and purchase certain over-the-counter medications 24 hours a day, 7 days a week. Customers may have items mailed to them or may pick them up at their local store. We believe that this sales channel provides customers with added flexibility and further improves their Longs shopping experience.

Technology

        All of our stores have point-of-sale scanning systems and pharmacy systems that facilitate prescription fills, drug interaction analysis and third-party adjudication. We also utilize computer-assisted ordering and replenishment systems for certain goods that track sales and merchandise on hand and plan orders as necessary.

Trademarks

        We hold various trademarks, trade names (including Longs, Longs Drugs, Longs Drug Stores, Longs Pharmacy, Longs Express, Longs e-fills and RxAmerica) and business licenses that are essential to the operation of our business. These trademarks and licenses have varying statutory lives and are generally renewable indefinitely.

Employees

        As of January 30, 2003, we had approximately 22,200 full-time and part-time employees. We hire additional temporary employees as needed, especially during peak seasons. Virtually all of our employees are non-union, and we believe that our relationship with our employees is good.

Regulation

        Our pharmacies and pharmacists must be licensed by the appropriate state boards of pharmacy. Our pharmacies, distribution centers and central fill centers are also registered with the Federal Drug Enforcement Administration. Applicable licensing and registration requirements require our compliance with various state statutes, rules and regulations. If we were to violate any applicable statute, rule or regulation, our licenses and registrations could be suspended or revoked.

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

        Within the pharmacy benefit management (PBM) industry, we compete with regional and national PBMs and mail order pharmacies, some of which are owned by our competitors in the retail drug store industry. We compete on the basis of our ability to reduce prescription drug benefit plan costs for our customers, and the quality and scope of services we offer.

Concentrations

        All of our sales occur within the United States. We do not derive revenues from sales in foreign countries or export sales. No single customer accounts for 10% or more of our total sales. The loss of any one customer or group of customers under common control would not have a material effect on our business.

        We obtain approximately half of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, AmerisourceBergen, with whom we have a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen could have a material adverse effect on us.

        Our stores, distribution centers and corporate offices are located in the western United States, with the majority of our stores and sales concentrated in California. Risks prevalent in this region include, but are not limited to, major earthquakes, periodic energy shortages and rising energy costs, and shipping and other transportation-related disruptions. For example, the recent work stoppage at West Coast ports caused us to purchase inventory for the holiday season before we otherwise would have done so. Because of our geographic concentration, these risks could result in significant disruptions to our business or increased operating expenses.

Seasonality

        Our business is seasonal, peaking in the fourth quarter when front-end sales benefit from the holiday season. Pharmacy sales and over-the-counter medications also benefit from the winter cold and flu season.

Item 2. Properties

Stores

	Fiscal
	2003	2002	2001
Number of stores, beginning of year	436	430	416
Stores opened	25	25	17
Stores closed	(6)	(19)	(3)

Number of stores, end of year	455	436	430

        As of January 30, 2003, we operated 455 stores: 380 in California, 32 in Hawaii, 17 in Washington, 15 in Nevada, 9 in Colorado and 2 in Oregon. Our stores vary in size, with the majority ranging from 15,000 to 30,000 square feet, approximately 70% of which is devoted to selling space. The average size of the stores we opened in fiscal 2003 is 18,879 square feet. We lease 264 of our stores from third parties. Of the remaining stores, 138 are company-owned buildings on company-owned land, and 53 are company-owned buildings on leased land.

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

Other Properties

        We have two principal company-owned corporate office facilities in California, with a total of 142,000 square feet, and we lease an additional 80,000 square feet of office space, also in California. We also lease a 20,000 square foot corporate office building for our PBM segment in Salt Lake City, Utah. Our remaining properties are not material, either individually or in the aggregate.

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

Item 4. Submission of Matters to a Vote of Stockholders

        There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The New York Stock Exchange is the principal market for our common stock, which is traded under the symbol "LDG." Our transfer agent is Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, MN 55164-0854. There were approximately 19,209 stockholders of record as of April 8, 2003.

        Quarterly high and low stock prices, based on the New York Stock Exchange composite transactions, are shown below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
	Low	High	Low	High	Low	High	Low	High	Low	High
Fiscal 2003	$22.00	$31.57	$21.86	$32.25	$20.40	$25.77	$19.25	$23.77	$19.25	$32.25
Fiscal 2002	$23.50	$31.81	$20.40	$30.51	$21.55	$27.28	$20.90	$24.36	$20.40	$31.81

        Quarterly dividends per share are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2003	$0.14	$0.14	$0.14	$0.14	$0.56
Fiscal 2002	$0.14	$0.14	$0.14	$0.14	$0.56

        We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports available free of charge on our website at www.longs.com as soon as reasonably practicable after we file them with the Securities Exchange Commission.

Item 6. Selected Financial Data

Five Year Selected Financial Data

	Fiscal Year
	2003(1) (52 weeks)	2002(2) (53 weeks)	2001(3) (52 weeks)	2000(4) (52 weeks)	1999 (52 weeks)
Financial Statistics (Thousands except per share data)
Sales	$4,426,273	$4,304,734	$4,027,132	$3,672,413	$3,266,904
Income before cumulative effect of accounting change	31,327	47,168	44,884	68,974	63,358
Net income	6,702	47,168	44,884	68,974	63,358
Basic earnings per common share:
Income before cumulative effect of accounting change	0.83	1.26	1.19	1.77	1.64
Net income	0.18	1.26	1.19	1.77	1.64
Diluted earnings per common share:
Income before cumulative effect of accounting change	0.82	1.25	1.19	1.76	1.64
Net income	0.18	1.25	1.19	1.76	1.64
Dividends per common share	.56	.56	.56	.56	.56
Total assets	1,352,071	1,411,591	1,353,667	1,270,323	1,025,130
Long-term debt	181,429	198,774	198,060	181,180	14,253
Deferred income taxes and other long-term liabilities	34,074	43,490	23,118	34,554	33,055
Operating Statistics
Number of Stores at Year End	455	436	430	416	381
Same Store Sales Growth(5) (52-week basis)	2.8%	4.0%	3.3%	7.5%	7.2%
Selling Square Footage at Year End (Millions)	7.5	7.2	7.2	7.0	6.0
Sales Per Selling Square Foot (52-week basis)	$601	$594	$568	$528	$543
Number of Employees at Year End	22,200	22,200	22,100	20,800	18,500

(1)
Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in fiscal 2003, we recognized a transitional goodwill impairment charge of $41.0 million ($24.6 million or $0.64 per diluted share after tax), as the cumulative effect of a change in accounting principle. Also as required by SFAS No. 142, in fiscal 2003 we discontinued the amortization of goodwill and certain other intangible assets deemed to have indefinite lives. In fiscal 2002, amortization expense for these assets, net of the related income tax effects, was $4.1 million, or $0.11 per diluted share.

  Net income in fiscal 2003 included provisions for store closures and asset impairments of $10.8 million ($6.4 million or $0.17 per diluted share after tax). Net income in fiscal 2003 also included income tax credits of $2.9 million ($0.08 per diluted share) resulting from the completion of certain tax credit projects.

(2)
We acquired full ownership of RxAmerica, our PBM segment, in the third quarter of fiscal 2002. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson's, and its results of operations, which were reported using the equity method of accounting, were not material to us. See "Segment Information" in the accompanying notes to our consolidated financial statements for a summary of RxAmerica's impact on our sales, operating income and total assets for the fiscal years ended January 30, 2003 and January 31, 2002.

(3)
Net income in fiscal 2001 included a charge of $25.6 million ($15.4 million or $0.41 per diluted share after tax) associated with the decision to close 14 stores (which were subsequently closed in fiscal 2002), income of $6.8 million ($4.1 million or $0.11 per diluted share after tax) from net gains on the settlement of certain legal matters, and a charge of $1.6 million ($1.0 million or $0.03 per diluted share after tax) for our share of the loss on the sale of certain joint venture assets of RxAmerica.

(4)
In October 1999, we completed the net acquisition of 31 stores (32 stores were acquired and one store was closed) located in California from the Rite Aid Corporation. These stores have been consolidated since the date of acquisition.

(5)
Same-store sales statistics serve as a measure of our sales growth excluding the effect of opening new stores or closing stores. We compute same-store sales growth on a monthly basis, by comparing sales in the current fiscal month with those of the same fiscal month of the previous fiscal year for those stores that have been open for at least 13 complete consecutive fiscal months. This computation has the effect of measuring sales increases or decreases each month only for those stores that were open during all of the same month of the previous fiscal year. We compute quarterly and annual same-store sales growth by accumulating the monthly same-store sales results for those quarterly and annual periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales

	Fiscal Year
	2003	2002	2001
Sales (Thousands)	$4,426,273	$4,304,734	$4,027,132
Sales Growth over Previous Year	2.8%	6.9%	9.7%
Same Store Sales Growth (52-week basis)	2.8%	4.0%	3.3%
Impact of New Stores/Closed Stores on Sales Growth	1.4%	0.8%	6.4%
Impact of 53rd Week on Sales Growth	(1.8)%	1.9%	—
Impact of RxAmerica on Sales Growth	0.4%	0.2%	—
Pharmacy Sales Growth	4.6%	14.0%	15.2%
Same Store Pharmacy Sales Growth (52-week basis)	5.8%	10.9%	9.4%
Pharmacy as a % of Total Drug Store Sales	44.4%	43.5%	41.1%
% of Pharmacy Sales Paid by Third Party Health Plans	90.7%	89.5%	88.1%
Front-End Sales Growth	0.8%	1.6%	6.1%
Same Store Front-End Sales Growth (Decline) (52-week basis)	0.5%	(0.8)%	(0.7)%
Front-End as a % of Total Drug Store Sales	55.6%	56.5%	58.9%

Fiscal 2003 versus Fiscal 2002

        Sales increased 2.8% in fiscal 2003 over fiscal 2002. Fiscal 2003 included 52 weeks of operations compared to 53 weeks in fiscal 2002, resulting in a 1.8% negative impact on sales growth in fiscal 2003 compared to 2002. Same-store sales, on a comparative 52-week basis, increased 2.8%, and new stores accounted for an increase of 1.4%. Additionally, our September 2001 acquisition of full ownership of RxAmerica, our pharmacy benefit management (PBM) subsidiary, contributed 0.4% of total sales growth in fiscal 2003. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson's, Inc., and we accounted for our interest in the joint venture using the equity method of accounting.

        Pharmacy sales increased 4.6% in fiscal 2003, with same-store pharmacy sales increasing 5.8%. Pharmacy sales were 44.4% of total drug store sales in fiscal 2003, compared to 43.5% in fiscal 2002. Our pharmacy sales have continued to increase as a result of favorable industry trends, including an aging U.S. population and the increased usage of newer and more expensive prescription drugs. We expect these trends to continue.

        Sluggish economic growth and increased competition resulted in a 1.6% decrease in our same-store prescriptions in fiscal 2003. However, the average retail price per prescription increased 7.4%. This increase was lower than in recent years primarily due to the recent introduction of several lower-priced high-volume generic drugs. Increased generic utilization negatively impacted same-store pharmacy sales by approximately 1.8% in fiscal 2003. We expect generic utilization to continue to increase, although we also expect that average retail prices for prescription drugs will continue to rise.

        Third-party health plans covered 90.7% of our pharmacy sales in fiscal 2003, compared to 89.5% in fiscal 2002. We expect third-party sales to remain at or slightly above 90% of our total pharmacy sales due to significant consumer participation in managed care and other third-party plans.

        Front-end sales increased 0.8% in fiscal 2003, with same-store front-end sales increasing 0.5%. Front-end sales have been adversely affected by sluggish economic growth in our primary markets,

particularly in California, and increased competition from mass merchants, national drug store chains and supermarkets. We also experienced a weak holiday shopping season and a mild cold and flu season that resulted in lower over-the-counter drug sales. The increase in same-store front-end sales in fiscal 2003 was primarily due to increased promotional sales resulting from a refocused and event-driven advertising and marketing campaign. We will continue to make decisions about promotional activities based on competitive and economic conditions, but we expect that our promotional sales will continue to be a significant portion of our total front-end sales in light of persistent softness in the economy and promotional activities by our competitors.

Fiscal 2002 versus Fiscal 2001

        Sales increased 6.9% in fiscal 2002 over fiscal 2001. Fiscal 2002 included 53 weeks of operations compared to 52 weeks in fiscal 2001. The 53rd week accounted for 1.9% of the increase in sales in fiscal 2002. Same-store sales, on a comparative 52-week basis, increased 4.0%, and new stores accounted for an increase of 0.8%. Our September 2001 acquisition of full ownership of RxAmerica contributed the remaining 0.2% of total sales growth in fiscal 2002.

        Pharmacy sales increased 14.0% in fiscal 2002, with same-store pharmacy sales increasing 10.9%. Pharmacy sales were 43.5% of total drug store sales in fiscal 2002, compared to 41.1% in fiscal 2001. The growth in same-store pharmacy sales was due to a 9.1% increase in the average retail price per prescription and a 1.8% increase in same-store prescriptions. Favorable industry trends, including an aging U.S. population and the increased usage of newer and more expensive prescription drugs, contributed to our increased pharmacy sales.

        Third-party sales represented 89.5% of total pharmacy sales during fiscal 2002, compared to 88.1% in fiscal 2001. The increase was a result of growing participation in managed care and other third-party plans.

        Front-end sales increased 1.6% in fiscal 2002, with same-store front-end sales decreasing 0.8%. Front-end sales were adversely affected by sluggish economic growth in our primary markets, exacerbated by the terrorist attacks of September 11, 2001, and increased competition from mass merchants, national drug store chains and supermarkets. We also experienced a weak holiday shopping season and a mild cold and flu season that resulted in lower over-the-counter drug sales.

Gross Profit

	Fiscal Year
	2003	2002	2001
Gross Profit (Thousands)	$1,158,731	$1,102,789	$1,049,710
Gross Profit %	26.2%	25.6%	26.1%
LIFO Provision (Thousands)	$6,150	$9,612	$4,700

Fiscal 2003 versus Fiscal 2002

        Gross profit was 26.2% of sales in fiscal 2003, compared to 25.6% in fiscal 2002. Almost half of the increase was attributable to the inclusion of RxAmerica's gross profit in our consolidated total. We recognize in our consolidated sales RxAmerica's revenues from third-party health plans net of the related reimbursements due to participating pharmacies. We do not record any of RxAmerica's expenses in cost of sales. Therefore, all of RxAmerica's net revenues ($23.3 million in fiscal 2003 and $7.9 million in fiscal 2002) are included in gross profit. Prior to our acquisition of 100% ownership of RxAmerica in September 2001, it was a joint venture between Longs and Albertson's, Inc., and we recorded our share of its profits in operating and administrative expenses using the equity method of accounting.

        In fiscal 2003, the increased usage of generic drugs, which have higher gross profit percentages than name-brand drugs, offset a multi-year trend of declining pharmacy gross profit percentages experienced throughout the retail drug store industry. We expect generic utilization to continue to increase. The multi-year decline in pharmacy gross profit percentages reflects the increasing percentage of pharmacy sales reimbursed by third-party health plans, which have lower gross profit percentages than non third-party sales. Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members, resulting in further pressure on pharmacy gross profits. Pharmacy sales also have lower gross profit percentages than front-end sales, and as pharmacy sales continue to grow as a percent of total sales, overall gross profit percentages will be adversely impacted. However, despite decreases in pharmacy gross profit percentages, pharmacy gross profit dollars continue to increase with the growth in sales.

        In fiscal 2003, we commenced initiatives to increase efficiency and enhance profitability. One of those initiatives is an upgrade of our supply chain practices. Improvements in our supply chain, including more efficient distribution center operations and more favorable merchandise buying terms, combined with better category pricing, helped partially offset the negative front-end gross profit impact of increased promotional sales. We expect that our promotional sales will continue to be a significant portion of our total front-end sales in light of persistent softness in the economy and promotional activities by our competitors, resulting in further pressure on our front-end gross profits.

        Gross profit in fiscal 2003 included a LIFO provision of $6.2 million, compared to $9.6 million in fiscal 2002, included in cost of sales. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. The decrease in the LIFO provision in fiscal 2003, which had a positive impact on gross profit as a percent of sales, was primarily due to lower inflation rates in our front-end categories.

Fiscal 2002 versus Fiscal 2001

        Gross profit was 25.6% of sales in fiscal 2002, compared to 26.1% in fiscal 2001. The decrease reflected higher pharmacy sales as a percentage of total sales and a higher percentage of pharmacy sales reimbursed by third-party health plans.

        Gross profit in fiscal 2002 included a LIFO provision of $9.6 million, compared to $4.7 million fiscal 2001, included in cost of sales. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. The increase in the LIFO provision in fiscal 2002, which had a negative impact on gross profit as a percent of sales, was primarily due to increased inflation rates for pharmaceutical inventories.

Operating and Administrative Expenses

	Fiscal Year
	2003	2002	2001
Operating and Administrative Expenses (Thousands)	$1,012,093	$936,137	$866,693
Operating and Administrative Expenses as a Percent of Sales	22.9%	21.7%	21.5%

Fiscal 2003 versus Fiscal 2002

        Operating and administrative expenses were 22.9% of sales in fiscal 2003, compared to 21.7% in fiscal 2002. Several factors contributed to the increase. We included RxAmerica's operating and administrative expenses of approximately $12.8 million, or 0.3% of sales, in our consolidated totals for all of fiscal 2003. Prior to our acquisition of 100% ownership of RxAmerica in September 2001, it was a joint venture between Longs and Albertson's, Inc., and we recorded our share of its profits in operating and administrative expenses using the equity method of accounting. These equity-method profits were not material to us.

        We incurred operating and administrative expenses of $11.8 million, or 0.3% of sales, in fiscal 2003 related to the supply chain initiative discussed above. We expect that we will continue to incur operating and administrative expenses related to the supply chain initiative for the next several fiscal years, including approximately $16 million in fiscal 2004.

        Workers compensation expenses increased $9.8 million, or 0.2% of sales, in fiscal 2003. The increase was a result of a revaluation of our reserves for outstanding claims to reflect regulatory changes in our principal markets and lower interest rates used to discount our liability. We expect that rising medical costs and changes in the regulatory environment will continue to drive workers compensation claim costs higher in the near future. However, we expect that our workplace safety efforts will partially mitigate this increase in costs by reducing the number of workers compensation claims.

        As previously noted, the increased usage of lower-priced generic drugs had a negative impact on our sales. This in turn resulted in higher operating and administrative expenses when measured as a percent of sales, but increased gross margins. We estimate that the higher generic utilization resulted in an increase of approximately 0.2% in operating expenses as a percent of sales.

        Other elements of the increase in operating and administrative expenses include costs for certain consulting projects relating to strategic, operational and tax initiatives, employee terminations and increased debit and credit card processing fees.

        In February 2003, we announced a series of steps designed to reduce our operating and administrative expenses as a percent of sales in the future. These steps include a reduction of our administrative workforce by approximately 170 people in our California offices, the closure of certain support facilities, store labor savings through workflow and staffing changes and a restructuring of our incentive compensation arrangements. We expect to record a provision of approximately $4 million for the related employee termination and facility closure costs in the first quarter of fiscal 2004, and we expect to pay the majority of such costs in the first and second quarters of fiscal 2004.

Fiscal 2002 versus Fiscal 2001

        Operating and administrative expenses were 21.7% of sales in fiscal 2002, compared to 21.5% in fiscal 2001. The increase was primarily due to newly opened stores, which have lower sales than our established stores. We also experienced increased distribution expenses as we transitioned from our third-party distribution center operator to self-operation of our distribution centers.

Depreciation and Amortization

        Depreciation and amortization expenses were $77.7 million in fiscal 2003, compared to $78.2 million in fiscal 2002 and $69.3 million in fiscal 2001. Effective with the first quarter of fiscal 2003, we no longer record amortization expense for goodwill and certain other intangible assets with indefinite useful lives, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Amortization for these assets was $6.8 million in both fiscal 2002 and fiscal 2001. Excluding discontinued amortization, depreciation and amortization increased by $6.3 million in fiscal 2003 over fiscal 2002, and $8.9 million in fiscal 2002 over fiscal 2001, primarily due to increased depreciation expense resulting from capital expenditures for new store investments, improvements to existing stores, supply chain improvements and technology.

        In fiscal 2004 we will be migrating about 180 of our stores away from a pharmacy information system to a more effective operating platform. As a result, we will depreciate the system's remaining $5.7 million of net book value equally over the first two quarters of fiscal 2004 while the system is still in operation.

Provision for Store Closures and Asset Impairments

        We recorded a provision of $10.8 million for store closures and asset impairments in fiscal 2003, compared to a benefit of $1.7 million in fiscal 2002 and a provision of $28.4 million in fiscal 2001. The components of these provisions (benefits) are summarized as follows:

	Fiscal Year
	2003	2002	2001
	Millions
Provision (benefit) for store closures	$0.6	$(2.5)	$15.1
Asset impairments	10.2	0.8	13.3

Total	$10.8	$(1.7)	$28.4

Store Closures

        Store closure provisions primarily include expected future lease costs, net of sublease income, and severance and other employee-related costs.

        In January 2001, our board of directors approved a plan (the "2001 Closure Plan") to close 15 poorly performing stores, and we recorded expenses of $25.6 million associated with this plan (including $12.3 million of store closure costs and $13.3 million of asset impairment charges). We also closed 3 stores not included in the 2001 Closure Plan during fiscal 2001 and recorded expenses of $2.8 million related to these store closures.

        We closed 14 stores pursuant to the 2001 Closure Plan in the first quarter of fiscal 2002, and we elected not to close the remaining store. We also closed 5 stores not included in the 2001 Closure Plan during fiscal 2002. Based on the results of store closure activities in fiscal 2002 and estimated future costs, we recorded a benefit of $2.5 million for the reduction of the reserve for store closures in fiscal 2002.

        We closed 6 stores in fiscal 2003 and recorded expenses of $0.6 million related to these store closures and adjustments of previously recorded store closure reserves based on estimated future costs.

Asset Impairment

        The asset impairment charge associated with the 2001 Closure Plan totaled $13.3 million, comprised of $7.7 million of long-lived tangible fixed assets and $5.6 million of goodwill associated with the closed stores. These charges represented the amounts necessary to write the assets down to their estimated realizable values.

        In fiscal 2002 and 2003, we identified certain stores with assets whose carrying values exceeded their related undiscounted expected future cash flows. Accordingly, we recorded impairment charges of $0.8 million in fiscal 2002 and $5.0 million in fiscal 2003 to write such assets down to their estimated fair values, based on projected discounted future cash flows.

        Also in fiscal 2003, we abandoned a targeted marketing database that was originally developed as a component of our e-retail strategy. We recorded an impairment charge of $5.2 million to write off the remaining net book value of this database.

        We have also identified 25 poorly performing stores for which we did not record asset impairment losses, either because their expected future cash flows were sufficient to recover their carrying values or because they have not been open sufficiently long to achieve fully mature operations and cash flows. We have developed action plans and timetables for improvement for these stores. However, if they continue to perform poorly, we may close them. This could result in significant additional store closure and asset impairment charges in the future.

Other Items

        In fiscal 2003, we recorded a net charge of $0.5 million for the settlement of certain legal matters. These matters were settled in earlier fiscal years, and as final payments were made during fiscal 2003, we incurred additional costs over those previously estimated. In fiscal 2002, we recorded a net charge of $0.9 million for the settlement of a lease-related dispute with a landlord, partially offset by gains on the settlement of other disputes. In fiscal 2001 we recorded a net benefit of $6.8 million related to our share of a brand name litigation settlement, partially offset by the settlement of a class action lawsuit regarding the employment classification of certain employees and the resolution of a contractual dispute with a vendor. We also recorded a loss of $1.6 million reflecting our share of the loss on the sale of joint venture assets in fiscal 2001.

Net Interest Expense

        Net interest expense was $13.0 million in fiscal 2003, compared to $14.0 million in fiscal 2002 and $16.3 million in fiscal 2001. The decrease was due to lower average borrowings and interest rates.

Income Taxes

        Our effective income tax rates were 29.8%, 37.3% and 39.6% in fiscal 2003, 2002 and 2001. The decrease in fiscal 2003 was primarily due to the benefits of wage and other tax credits, which reduced our effective income tax rate by 5.85 percentage points. Also, a tax law change enacted in fiscal 2002 that allows us to deduct dividends paid on 100% vested shares held in our employee stock ownership plan reduced our effective income tax rate by 0.9 percentage points in fiscal 2003 compared to fiscal 2002, and by 2.2 percentage points in fiscal 2002 compared to fiscal 2001. We expect our effective income tax rate to be between 37% and 38% in the fiscal year ending January 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

General

        Our primary sources of liquidity are operating cash flows and long-term borrowings. We use cash primarily to provide working capital for our operations, finance capital expenditures, repay debt and pay dividends. We also use cash for acquisitions and to repurchase shares of our common stock.

        We have a $150 million unsecured revolving line of credit with a syndication of banks, which expires in October 2004 and accrues interest at LIBOR-based rates. Borrowings on the line of credit do not require repayment until the expiration date. As of January 30, 2003, $25.0 million was outstanding under this line of credit with a weighted average interest rate of 2.6%.

        Additionally, as of January 30, 2003, we have $158.6 million in privately placed promissory notes, including $50 million placed in the third quarter of fiscal 2002. These notes mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%. The notes include penalties for repayment prior to their scheduled maturities. We used the proceeds from the $50 million private placement borrowing in fiscal 2002 to pay down our revolving line of credit and to provide cash funding for the acquisition of the remaining 50% of RxAmerica.

        Our debt agreements contain limits on borrowings, dividend payments and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. The agreements allowed for the exclusion of the $41.0 million cumulative effect of adopting SFAS No. 142 and the $25.6 million charge associated with the 2001 Closure Plan (see Notes 1 and 2 in the accompanying notes to our consolidated financial statements) in the computation of the fixed charge coverage ratio. As of January 30, 2003, we were in compliance with the restrictions and limitations included in these provisions.

        We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements for at least the next 12 months.

Operating Cash Flows

        Net cash provided by operating activities was $43.2 million in fiscal 2003, compared to $202.2 million in fiscal 2002 and $192.7 million in fiscal 2001. The decrease in operating cash flows in fiscal 2003 was primarily due to lower net income, higher receivables, inventories and other current assets and lower current liabilities. In fiscal 2002, reductions in inventory levels and receivables, partially as a result of store closures, had a positive effect on operating cash flows.

        The increase in receivables during fiscal 2003 was primarily due to the growth in the number of stores, from 436 at the end of fiscal 2002 to 455 at the end of fiscal 2003, as well as changes in payment terms for certain of our PBM customers.

        The increase in inventory levels during fiscal 2003 was partially due to the growth in the number of our stores, from 436 at the end of fiscal 2002 to 455 at the end of fiscal 2003. Average LIFO inventories per store increased from $932,000 to $975,000, or 4.6% (3.4% excluding LIFO reserves). The increase was primarily the result of lower than anticipated sell-through of inventory during the third and fourth quarters of the year.

        The increase in other current assets during fiscal 2003 was primarily due to the timing of certain prepayments relating to the first quarter of fiscal 2004. The corresponding payments were not made until after the fourth quarter of fiscal 2002, resulting in an increase in the related prepaid expense balances.

        The decrease in current liabilities during fiscal 2003 was primarily due to a reduction in accounts payable of $28.0 million, from $270.5 million to $242.4 million. During fiscal 2003, we resolved a payment dispute with a vendor, resulting in payment of amounts early in the fiscal year that were in outstanding payables as of the end of fiscal 2002. We also accelerated the timing of our payments to certain vendors during fiscal 2003.

        Working capital, defined as current assets less current liabilities, was $242.6 million as of January 30, 2003 and $236.7 million as of January 31, 2002. We plan to reduce our working capital by approximately $50 million on an equivalent-store basis by the end of fiscal 2004. We expect working capital reductions primarily in our front-end inventories through reduced assortment and improved replenishment and restocking processes.

        Closed stores will continue to impact future operating cash flows negatively as we make payments associated with our noncancelable lease obligations associated with those stores. However, those payments will be partially, and in some cases fully, offset by sublease rental income and the elimination of the operating cash flow losses that were incurred by the closed stores prior to closure. The majority of the payments associated with closed stores will occur over their respective remaining lease terms of up to 23 years. As a result, we do not expect our existing closed store obligations to affect our operating cash flows significantly in any single fiscal year unless we close a significant number of stores in a short period. Our store closure reserves were $7.8 million as of January 30, 2003.

Investing Cash Flows

        Net cash used in investing activities was $87.2 million in fiscal 2003, compared to $94.6 million in fiscal 2002 and $128.8 million in fiscal 2001. Investing activities primarily consist of capital expenditures for new stores, store improvements, technology and supply chain improvements, partially offset by cash receipts from property dispositions and sale-leaseback transactions. Fiscal 2002 investing cash outflows also included $5.8 million for the acquisition of the remaining 50% of RxAmerica, net of cash acquired.

        Capital expenditures were $93.9 million in fiscal 2003, compared to $111.4 million in fiscal 2002 and $134.1 million in fiscal 2001. The decrease over the past two years was primarily due to lower expenditures for new stores, store improvements and technology. Fiscal 2001 capital expenditures included approximately $28.8 million for e-commerce and renovations of stores acquired in fiscal 2000.

        Cash receipts from property dispositions were $6.8 million in fiscal 2003, $22.6 million in fiscal 2002 and $5.3 million in fiscal 2001. Fiscal 2002 receipts included $15.2 million associated with five sale-leaseback transactions. We may enter into additional sale-leaseback transactions in the future to provide funding for a portion of our capital expenditures. We also may sell additional properties, particularly if we close stores on our company-owned properties.

        We opened 25 new stores in fiscal 2003, 25 in fiscal 2002 and 17 in fiscal 2001. We plan to open approximately 20 new stores and to remodel approximately 20 existing stores in fiscal 2004. We expect net capital expenditures in fiscal 2004 to be between $100 million and $110 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements, including expenditures under the supply chain program discussed further below. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complimentary businesses.

        In February 2002, our board of directors approved a program for upgrading our supply chain practices in an effort to increase efficiency and enhance profitability. We expect to spend approximately $30 million in capital expenditures for supply chain improvements under this program over the next two fiscal years, including $17 million in fiscal 2004. To date we have spent approximately $14 million in capital expenditures under this program.

Financing Cash Flows

        Net cash used in financing activities was $39.1 million in fiscal 2003, compared to $29.2 million in fiscal 2002 and $35.6 million in fiscal 2001. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock and dividend payments.

        In fiscal 2003, we repaid $17.6 million of long-term borrowings, including $15 million under our revolving line of credit and $2.1 million of regularly scheduled principal payments on our private placement notes. In fiscal 2002, we obtained $50 million in additional privately placed debt financing, offset by $58 million in repayments of long-term and short-term borrowings. In fiscal 2001, we had net long-term and short-term borrowings of $38.1 million.

        Our board of directors makes decisions about the declaration of quarterly dividends after reviewing our results of operations and financial position. We have paid quarterly dividends of $0.14 per share ($0.56 per share annually) for each of the last three fiscal years. Total dividends were $21.4 million in fiscal 2003, $21.2 million in fiscal 2002 and $21.3 million in fiscal 2001.

        In November 1999, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock through November 2004, for a maximum total expenditure of $80 million. During fiscal 2001, we purchased 1,146,868 shares under this authorization at a total cost of $22.5 million. We also repurchased 1,614,157 shares of common stock from the Estate of Vera M. Long at a total cost of $31.0 million pursuant to a separate authorization by the board of directors in February 2000. In addition, we sold 45,688 shares of common stock to the Profit Sharing Plan in fiscal 2001 for $1.1 million, resulting in net stock repurchases of $52.4 million.

        In the first quarter of fiscal 2004, we repurchased the remaining 853,100 shares under the November 1999 authorization at a total cost of $12.1 million. In March 2003, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock through January 2008, for a maximum total expenditure of $50 million. We repurchased 509,100 shares under the new authorization in March 2003 at a total cost of $8.0 million. Any future repurchase of our common stock will depend on existing market conditions and our financial condition.

Contractual Obligations

        The following table summarizes our contractual obligations as of January 30, 2003:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Thousands
Long-term debt	$183,777	$2,348	$75,740	$52,597	$53,092
Capital lease obligations	26,100	1,016	2,032	2,096	20,956
Operating leases	984,800	69,294	137,546	126,229	651,731
Purchase obligations	5,005,165	1,612,977	3,392,188	—	—
Other long-term liabilities	—	—	—	—	—

Totals	$6,199,842	$1,685,635	$3,607,506	$180,922	$725,779

        See "Debt," "Leases" and "Commitments and Contingencies" in the accompanying notes to our consolidated financial statements for further information about the above items. Our other long-term liabilities consist of items that are not of a contractual nature, such as deferred income taxes and deferred rent, and obligations that are included elsewhere in the above table, such as capital lease obligations.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not make use of any off-balance sheet arrangements that currently have or that we expect are reasonably likely to have a material future effect on our financial condition, results of operations or cash flows. We utilize operating leases for many of our store locations, and from time to time we engage in sale-leaseback arrangements for financing purposes. We do not use special-purpose entities in any of our leasing arrangements.

CRITICAL ACCOUNTING POLICIES

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of our financial statements, and actual results may differ from those estimates and assumptions. We believe the following critical accounting policies require the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Accounts Receivable and Reserves

        Our receivables primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), vendors and our pharmacy benefit management customers. We maintain an allowance for the amount of these receivables that we estimate to be uncollectible. Our estimates of uncollectible amounts are based on our historical collection experience and current economic and credit conditions. If the financial condition of our third party providers, vendors or PBM customers deteriorates, we may increase the allowance for uncollectible accounts and our recovery of recorded receivables may be significantly affected.

Merchandise Inventories

        Our inventories include prescription drugs, over-the-counter medications, health care products, photo products, cosmetics, greeting cards and other general merchandise. We record our inventories at the lower of cost or market value. Accordingly, we maintain an allowance for certain merchandise to reduce it to our estimate of market value. If we do not sell the merchandise at expected prices or if we make decisions to significantly reduce or eliminate merchandise items or categories, we may increase the allowance for markdowns and our realization of recorded inventories may be significantly affected.

        We use the last-in, first-out (LIFO) method to determine inventory cost. The calculation of LIFO inventory costs depends on a number of factors, including inflation rates, inventory levels and merchandise mix that require estimates during interim periods. These estimates are subject to substantial variability and may result in significant adjustments, particularly during the fourth quarter, when final inflation rates and inventory levels are determined.

Impairment of Long-Lived Assets

        We review long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using our best estimates based on reasonable assumptions and projections, we record an impairment loss to write the assets down to their estimated fair values if the carrying values of such assets exceed their related undiscounted expected future cash flows.

        We review goodwill and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying values of such assets exceed their estimated fair values, we record an impairment loss to write the assets down to their estimated fair values.

        We generally evaluate long-lived tangible assets and intangible assets with finite useful lives at an individual store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at a consolidated entity or segment level as appropriate. We evaluate goodwill at a reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The regional operating districts within our retail drug store segment make up our reporting units.

        Since there is typically no active market for our long-lived tangible and intangible assets, we estimate fair values based on the expected present value of future cash flows. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside of our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from our estimates, we may record significant additional impairment charges in the future.

Store Closure Reserves

        Prior to January 1, 2003, we recorded the estimated costs associated with closing a store during the period in which the store was identified and approved by management under a plan of termination, which included the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease, lease rental payments net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. We recorded severance and other employee-related costs in the period in which we communicated the closure and related severance packages to the affected employees.

        Effective with the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 (see "New Accounting Pronouncements"), we recognize a liability for costs associated with closing a store when the liability is incurred. We record the present value of expected future lease costs and other closure costs when the store is closed. We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.

        Our calculation of store closure costs includes significant estimates about the amounts and timing of potential lease termination costs and future sublease income. These estimates are based on our historical experience, the condition and location of the property, the lease terms and current real estate leasing market conditions. If actual results differ from our estimates, we may significantly adjust our store closure reserves in future periods.

        In addition, periodically we make judgments about which stores we should close and which stores we should continue to operate. We have 25 stores that we have presently decided to continue to operate, but whose financial performance and cash flows are being monitored. If we decide to close a number of these stores, we will incur store closure costs significantly in excess of the amounts recorded.

Insurance

        We obtain insurance coverage for significant exposures as well as those risks required to be insured by law. It is generally our policy to retain a significant portion of certain losses related to workers' compensation, general liability, property losses, pharmacist liability, business interruptions and employee health care. We record provisions for these items based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. We discount reserves for workers' compensation and general liability claims to their expected present value using a risk-free interest rate. The projections involved in this estimate are subject to substantial uncertainty because of several unpredictable factors, including actual claims experience, regulatory changes, litigation trends and changes in inflation and interest rates.

        Our self-insurance exposure is concentrated in California, where the majority of our stores are located. California has experienced significant increases in workers' compensation costs as a result of legislative changes and rising medical costs. These increases have adversely affected our results of operations and may continue to adversely affect us in the future.

        If claims are greater than we estimated, or if costs increase beyond what we anticipated, our recorded reserves may not be sufficient, and we may need to record significant additional expense.

Revenue Recognition

        We recognize revenue from the sale of merchandise and services, net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on our historical experience. Historically, our sales returns have not been significant, but changes in our experience could result in significant additional reserves.

        We recognize revenue from our PBM segment when our RxAmerica subsidiary has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. RxAmerica does not take title to the prescription drug inventories or assume substantial risks and rewards of ownership. Therefore, under our existing contracts we recognize PBM revenues from third-party health plans net of the reimbursements due to participating pharmacies. We do not recognize or otherwise reflect in our financial statements co-payments made to participating pharmacies by health plan members. We estimate certain rebate revenues in our PBM segment based on our historical experience, contractual terms and prescription drug utilization mix. These estimates are subject to uncertainty and actual results could differ significantly.

Vendor Rebates and Allowances

        We record merchandise rebates and allowances as a reduction of cost of sales when we sell the related inventory. We recognize advertising rebates and allowances as a reduction of advertising expense when we incur the related advertising expense or complete the required performance. We defer lump-sum payments received from vendors in connection with a contractual arrangement and recognize them over the contract term as a reduction of cost of sales or of advertising expense, depending on the nature of the contract. Some of our contractual arrangements require estimates of the rebate amounts earned and collectible. If actual rebates and allowances received differ from our estimates, we may be required to record significant adjustments to our rebates and allowances.

Other Significant Accounting Policies

        The above policies are not intended to be a comprehensive list of all of our accounting policies. In many cases, generally accepted accounting principles specifically dictate the accounting treatment for a particular transaction. There are also certain areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the accompanying audited consolidated financial statements and notes thereto for a more complete discussion of our accounting policies and other disclosures required by generally accepted accounting principles.

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

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations after June 30, 2001 be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 had no impact on our consolidated financial statements. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. We adopted SFAS No. 142 in the first quarter of fiscal 2003. Upon adoption of SFAS No. 142, we discontinued the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002 and of certain other intangible assets with indefinite useful lives. See Note 4 in the accompanying notes to our consolidated financial statements for a reconciliation of reported earnings and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and other intangible assets with indefinite lives, net of the related income tax effects.

        As required by SFAS No. 142, we performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, we identified certain reporting units in our retail drug store segment that have experienced declines in their fair values below their net carrying values. Accordingly, we recognized a goodwill impairment charge of $41.0 million ($24.6 million or $0.65 per diluted share after tax) for these reporting units in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. We adopted SFAS No. 144 in the first quarter of fiscal 2003. The initial adoption of SFAS No. 144 did not have a significant impact on our reporting for impairments or disposals of long-lived assets.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. We have adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, we generally recognized a liability for an exit cost at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for our fiscal year ended January 30, 2003. The interim disclosure provisions are effective for the first quarter of the fiscal year ending January 29, 2004. We continue to account for stock-based compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123. As a result, the adoption of SFAS No. 148 did not have any impact on our consolidated financial results.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and the initial recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. The initial adoption of FIN No. 45 did not have a material impact on our financial position or results of operations.

        In November 2002, the EITF reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. Issue No. 02-16 is effective for certain of our vendor rebates and allowances commencing in November 2002 and others in January 2003. The adoption of Issue No. 02-16 did not have a material impact on our consolidated financial statements.

RISK FACTORS

        You should carefully read the following risk factors.

        The retail drug store and pharmacy benefit management industries are highly competitive, and further increases in competition could adversely affect us.

        We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, mail order pharmacies, on-line retailers, supermarket chains and mass merchandisers. In the PBM industry, our competitors include large national and regional PBMs, some of which are owned by our retail drug store competitors. Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reduce prices, purchase more effectively and increase customer service to remain competitive. We cannot assure you that we will be able to continue to compete effectively in our markets or increase our sales volume or margins in response to further increased competition.

        Our ability to successfully implement significant organizational changes, including supply chain improvements, is critical to the ongoing success of our business.

        We are currently undertaking significant organizational changes, including store workflow and staffing changes, increased centralization, restructured incentive compensation arrangements and other strategic initiatives. In addition, in February 2002 our board of directors approved a program to upgrade our supply chain practices in an effort to increase efficiency and enhance profitability. We expect to spend approximately $30 million in capital expenditures for supply chain improvements under this program over the next two fiscal years, including $17 million in fiscal 2004. To date we have spent approximately $14 million in capital expenditures under this program. Our ability to successfully implement these organizational changes, which are significant to our operations and business practices, is critical to our future profitability. We cannot assure you that we will be able to execute these initiatives successfully and without significant disruption to our business. If we are not successful, we will have spent significant capital and human effort and may not achieve any of the expected benefits from these improvements and initiatives.

        Changes in third-party reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

        We are wholly or partially reimbursed by third-party health plans for approximately 90% of all the prescription drugs that we sell. Pharmacy sales reimbursed by third parties, including Medicare and Medicaid plans, have lower gross margins than non third-party pharmacy sales. Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, Medicare reform initiatives may include prescription drug benefits. If third-party health plans continue to reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales will continue to be reduced, and our profitability will be adversely affected.

        Continued economic softness could adversely affect consumer-buying practices and reduce our sales and profitability.

        A sluggish economy has adversely affected our sales and operating profitability for the past two fiscal years. The economy is very soft in many of the markets we serve, particularly California, and consumer confidence is low. If the economy remains soft or slows further, or if unemployment increases, our pharmacy sales could be adversely affected as consumers may lose their health insurance due to unemployment. Further, if economic conditions, war, terrorism or other global concerns continue to worry consumers, they may decrease their purchases, particularly of products other than pharmaceutical products. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any decrease in our sales of front-end products could significantly decrease our profitability.

        Our ability to attract and retain pharmacy personnel or develop alternate fill sources is important to the continued success of our business.

        Our industry is experiencing an ongoing shortage of licensed pharmacists in the markets in which we operate. Our inability to attract and retain pharmacists and other key personnel could adversely affect us. In order to mitigate this risk we entered into a joint venture agreement with AmerisourceBergen to operate a central prescription fill center. The success of this fill center is important to our ability to address the shortage of pharmacists, but additional efforts may be necessary to address this business issue. Other options may be costly or unavailable to us. Further, a significant disruption in our fill center's operations could worsen the effects of the pharmacist shortage and adversely affect our business.

        We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material adverse effect on our business.

        We obtain approximately half of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, AmerisourceBergen, with whom we have a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen, or deterioration in AmerisourceBergen's financial condition, could have a material adverse effect on us.

        We are subject to governmental regulations, procedures and requirements. Our noncompliance with, or a significant change in, these regulations could have a material adverse effect on us.

        Our pharmacy business is subject to numerous federal, state and local regulations, many of which are new and developing. These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations, prohibitions against paid referrals of patients and protection of confidential patient medical records and information. Failure to properly adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties. Furthermore, any new federal or state regulation or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

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

        Continued volatility in insurance related expenses and the markets for insurance coverage could have a material adverse affect on us.

        The costs of employee health, workers' compensation, property and casualty, general liability, director and officer and other types of insurance have continued to rise, while the amount and availability of coverage have decreased. Claims costs for workers' compensation and other self-insured exposures have also increased. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions and the terrorist attacks of September 11, 2001. If our insurance related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

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

Item 7a. Quantitative and Qualitative Disclosures of Market Risk

        Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs and general corporate purposes. A portion of our debt ($25 million at January 30, 2003) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

        A 10% change in interest rates (26 basis points on our floating-rate debt as of January 30, 2003) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

Item 8. Financial Statements and Supplementary Data

STATEMENTS OF CONSOLIDATED INCOME

	For the Fiscal Years Ended
	January 30, 2003 (52 weeks)	January 31, 2002 (53 weeks)	January 25, 2001 (52 weeks)
	Thousands Except Per Share

Sales	$4,426,273	$4,304,734	$4,027,132
Cost of sales	3,267,542	3,201,945	2,977,422

Gross profit	1,158,731	1,102,789	1,049,710
Operating and administrative expenses	1,012,093	936,137	866,693
Depreciation and amortization	77,736	78,193	69,283
Provision (benefit) for store closures and asset impairments, net	10,754	(1,682)	28,404
Legal settlements and other disputes	469	860	(6,831)
Loss on sale of joint venture assets	—	—	1,600

Operating income	57,679	89,281	90,561
Interest expense	14,018	15,475	17,113
Interest income	(983)	(1,459)	(836)

Income before income taxes and cumulative effect of accounting change	44,644	75,265	74,284
Income taxes	13,317	28,097	29,400

Income before cumulative effect of accounting change	31,327	47,168	44,884
Cumulative effect of accounting change (net of tax benefit of $16,410)	(24,625)	—	—

Net income	$6,702	$47,168	$44,884

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.83	$1.26	$1.19
Cumulative effect of accounting change (net of tax benefit of $0.43)	(0.65)	—	—

Net income	$0.18	$1.26	$1.19

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.82	$1.25	$1.19
Cumulative effect of accounting change (net of tax benefit of $0.43)	(0.64)	—	—

Net income	$0.18	$1.25	$1.19

Dividends per common share	$0.56	$0.56	$0.56
Weighted average number of shares outstanding:
Basic	37,937	37,443	37,687
Diluted	38,223	37,751	37,843

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	January 30, 2003	January 31, 2002
	Thousands
Assets
Current Assets:
Cash and cash equivalents	$40,195	$123,187
Pharmacy and other receivables, net	135,610	122,494
Merchandise inventories, net	443,435	406,383
Deferred income taxes	32,131	27,297
Other	11,290	5,053

Total current assets	662,661	684,414

Property:
Land	107,175	104,928
Buildings and leasehold improvements	524,768	488,492
Equipment and fixtures	487,888	475,048

Total property at cost	1,119,831	1,068,468
Less accumulated depreciation	523,813	476,185

Property, net	596,018	592,283

Goodwill	82,085	123,306
Intangible assets, net	5,430	5,574
Other assets	5,877	6,014

Total	$1,352,071	$1,411,591

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$242,440	$270,473
Employee compensation and benefits	92,185	83,089
Taxes payable	54,579	61,394
Current portion of long-term debt	2,348	2,629
Other	28,546	30,169

Total current liabilities	420,098	447,754

Long-term debt	181,429	198,774
Deferred income taxes and other long-term liabilities	34,074	43,490
Commitments and Contingencies
Stockholders' Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 38,501,000 and 37,977,000 shares outstanding	19,250	18,988
Additional capital	169,853	156,977
Common stock contribution to Profit Sharing Plan	—	2,939
Unearned compensation	(4,562)	(4,007)
Retained earnings	531,929	546,676

Total stockholders' equity	716,470	721,573

Total	$1,352,071	$1,411,591

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Fiscal Years Ended
	January 30, 2003 (52 weeks)	January 31, 2002 (53 weeks)	January 25, 2001 (52 weeks)
	Thousands
Operating Activities:
Net income	$6,702	$47,168	$44,884
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	24,625	—	—
Depreciation and amortization	77,736	78,193	69,283
Provision for store closures and asset impairment	10,754	(1,682)	28,404
Deferred income taxes and other	(2,468)	10,566	(13,632)
Stock awards, net	2,083	1,927	2,285
Common stock contribution to benefit plans	7,561	9,858	7,695
Changes in assets and liabilities:
Pharmacy and other receivables	(12,631)	2,945	(9,889)
Merchandise inventories	(37,052)	17,956	9,658
Other current assets	(6,694)	3,023	5,664
Current liabilities	(27,375)	32,284	48,336

Net cash provided by operating activities	43,241	202,238	192,688

Investing Activities:
Capital expenditures	(93,944)	(111,362)	(134,093)
Proceeds from property dispositions and sale-leasebacks	6,786	22,575	5,313
Acquisition of assets from RxAmerica, net of cash	—	(5,764)	—

Net cash used in investing activities	(87,158)	(94,551)	(128,780)

Financing Activities:
Proceeds from long-term borrowings	—	50,000	18,143
Repayments of long-term borrowings	(17,626)	(38,017)	—
Proceeds from (repayments of) short-term borrowings	—	(20,000)	20,000
Repurchases of common stock, net	—	—	(52,440)
Dividend payments	(21,449)	(21,175)	(21,323)

Net cash used in financing activities	(39,075)	(29,192)	(35,620)

Increase (decrease) in cash and equivalents	(82,992)	78,495	28,288
Cash and cash equivalents at beginning of year	123,187	44,692	16,404

Cash and cash equivalents at end of year	$40,195	$123,187	$44,692

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,667	$14,834	$16,465
Cash paid for income taxes	26,523	19,924	40,048
Non-cash investing and financing activities:
Assets acquired through capital leases	$6,456	$4,381	$—
Elimination of note payable in acquisition of RxAmerica	—	11,741	—

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

				Common Stock Contributions to Profit Sharing Plan
	Common Stock
			Additional Capital		Unearned Compensation	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	Thousands
Balance at January 27, 2000	39,385	$19,692	$139,759	$10,181	$(4,401)	$537,463	$702,694
Net income						44,884	44,884
Dividends ($.56 per share)						(21,323)	(21,323)
Profit Sharing Plan:
Issuance of stock for FY00 contribution	550	275	9,906	(10,181)			—
Stock portion of FY01 contribution				7,695			7,695
Sale of stock to plan	46	23	1,030				1,053
Purchase of stock from plan	(298)	(149)	(5,810)				(5,959)
Stock awards, net of forfeitures	147	73	2,459		(2,642)		(110)
Amortization of restricted stock awards					2,577		2,577
Tax expense related to stock awards			(182)				(182)
Repurchase of common stock	(2,463)	(1,231)	(5,962)			(40,341)	(47,534)

Balance at January 25, 2001	37,367	18,683	141,200	7,695	(4,466)	520,683	683,795

Net income						47,168	47,168
Dividends ($.56 per share)						(21,175)	(21,175)
Profit Sharing Plan:
Issuance of stock for FY01 contribution	287	144	7,551	(7,695)			—
Stock portion of FY02 contribution				2,939			2,939
Contribution of stock to 401(k) plan	285	143	6,776				6,919
Stock awards, net of forfeitures	38	18	1,309		(1,426)		(99)
Amortization of restricted stock awards					1,885		1,885
Tax expense related to stock awards			141				141

Balance at January 31, 2002	37,977	18,988	156,977	2,939	(4,007)	546,676	721,573

Net income						6,702	6,702
Dividends ($.56 per share)						(21,449)	(21,449)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY02 profit sharing contribution	120	60	2,879	(2,939)			—
Issuance of stock for 401(k) matching contributions	303	151	7,410				7,561
Stock awards, net of forfeitures	101	51	2,519		(2,729)		(159)
Amortization of restricted stock awards					2,174		2,174
Tax benefits related to stock awards			68				68

Balance at January 30, 2003	38,501	$19,250	$169,853	$—	$(4,562)	$531,929	$716,470

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Significant Accounting Policies

        The Company—Longs Drug Stores Corporation ("Longs" or the "Company") operates retail drug stores in California, Hawaii, Colorado, Nevada, Washington and Oregon through its wholly owned subsidiary, Longs Drug Stores California, Inc. The Company operates under the names Longs, Longs Drugs, Longs Drug Stores, Longs Pharmacy and Longs Express. The majority of the Company's stores and sales are concentrated in California. In addition to prescription drugs the Company's core merchandise categories include over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise.

        Longs Drug Stores California, Inc. also provides pharmacy benefit management (PBM) services through its wholly owned subsidiary, RxAmerica LLC. The PBM segment provides a range of services, including plan design and implementation, formulary management, claims processing and generic substitution, to third-party health plans and other organizations.

        Basis of Presentation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made in the fiscal 2001 and 2002 financial statements to conform to the 2003 presentation.

        Fiscal Year—The Company operates on a 52/53-week fiscal year ending on the last Thursday in January. The fiscal years ended January 30, 2003 and January 25, 2001 each contained 52 weeks of operations. The fiscal year ended January 31, 2002 contained 53 weeks of operations.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company's financial statements and actual results may differ from those estimates and assumptions. The Company's significant accounting judgments and estimates include collectibility of receivables, valuation of inventories, depreciable lives and impairment of long-lived assets, reserves for store closures, vendor rebates and receivables, accrued liabilities, self-insurance reserves and reserves for sales returns.

        Concentrations—The Company obtains approximately half of its total merchandise, including over 90% of its pharmaceuticals, from a single supplier, AmerisourceBergen, with whom the Company has a long-term supply contract.

        Cash and cash equivalents include investments with original maturities of three months or less when purchased.

        Pharmacy and other receivables primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), vendors and pharmacy benefit management customers. Receivables are stated net of allowances for uncollectible accounts, summarized as follows:

	Fiscal Year
	2003	2002
	Millions
Allowances for uncollectible accounts, beginning of year	$3.1	$1.3
Additions charged to expense	2.4	1.8
Deductions for accounts written off	(0.5)	—

Allowances for uncollectible accounts, end of year	$5.0	$3.1

        Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $171.4 million and $165.3 million as of January 30, 2003 and January 31, 2002, respectively.

        In fiscal years 2002 and 2001 inventory quantities were reduced, resulting in a liquidation of certain LIFO inventory layers, the after-tax effect of which increased net income by $0.4 million ($0.01 per diluted share) and $1.5 million ($0.04 per diluted share), respectively.

        Property includes the major categories of land, buildings and leasehold improvements, and equipment and fixtures. Property is initially recorded at its cost, which is its estimated fair value if the property was acquired as part of an acquisition. The Company capitalizes costs that relate to the application and infrastructure development stage of software and web site development, and includes such costs in equipment and fixtures. Costs for improvements that enhance the usefulness or extend the useful life of an asset are capitalized. Repairs and maintenance costs are expensed as incurred.

        Property is depreciated using the straight-line method over its estimated useful life. Useful lives are estimated at twenty to thirty-three years for buildings, the shorter of the estimated useful life or lease term for leasehold improvements and three to twenty years for equipment and fixtures.

        Buildings and leasehold improvements include assets under capital leases of $10.8 million and $4.4 million as of January 30, 2003 and January 31, 2002, respectively. The corresponding capital lease obligation is included in other current and long-term liabilities, depending on scheduled payment dates. The amount capitalized for assets under capital leases is the present value at the beginning of the lease term of the aggregate future minimum lease payments. The amortization of such assets is included in depreciation expense. Accumulated amortization on assets under capital leases was $0.3 million as of January 30, 2003 and not significant as of January 31, 2002.

        Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. Effective with the first quarter of fiscal 2003, goodwill is not amortized, but is subject to impairment testing annually, or more frequently if events and circumstances indicate there may be an impairment (see "New Accounting Pronouncements").

        Intangible assets consist primarily of purchased pharmacy customer lists, non-compete agreements and beverage licenses. Effective with the first quarter of fiscal 2003, intangible assets with indefinite useful lives are not amortized, but are subject to impairment testing annually, or more frequently if events and circumstances indicate there may be an impairment (see "New Accounting Pronouncements"). Intangible assets with finite useful lives are amortized over those useful lives.

        Other assets include joint venture investments accounted for under the equity method, deferred debt issue costs (net of amortization), deposits and other items.

        Impairment of Long-Lived Assets—The Company reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using its best estimates based on reasonable assumptions and projections, the Company records an impairment loss to write such assets down to their estimated fair values if the carrying values of the assets exceed their related undiscounted expected future cash flows.

        Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying values of such assets exceed their estimated fair values, the Company records an impairment loss to write the assets down to their estimated fair values.

        Long-lived tangible assets and intangible assets with finite useful lives are generally evaluated at an individual store level, which is the lowest level at which independent cash flows can be identified. Corporate assets or other long-lived assets that are not store-specific are evaluated at a consolidated entity or segment level as appropriate. Goodwill is evaluated at a reporting unit level in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The regional operating districts within the retail drug store segment make up the Company's reporting units.

        Store Closure Reserves—Prior to January 1, 2003, the Company recorded the estimated costs associated with closing a store during the period in which the store was identified and approved by management under a plan of termination, which included the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease, lease rental payments net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. Severance and other employee-related costs were recorded in the period in which the closure and related severance packages were communicated to the affected employees.

        Effective with the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 (see "New Accounting Pronouncements"), the Company recognizes a liability for costs associated with closing a store when the liability is incurred. The present value of expected future lease costs and other closure costs is recorded when the store is closed. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Accretion of the discounted present value of expected future costs is recorded in operations. Store closure reserves are reviewed and adjusted periodically based on changes in estimates.

        Fair Value of Financial Instruments—The carrying values of the Company's cash and equivalents, receivables and payables approximate their estimated fair values due to their short-term nature. To estimate the fair value of long-term debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. As of January 30, 2003, the carrying value of the Company's long-term debt was $183.8 million and its estimated fair value was $200.9 million. As of January 31, 2002, the carrying value of the Company's long-term debt approximated its estimated fair value.

        Revenue Recognition—The Company recognizes revenue from the sale of merchandise and services, net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company's historical experience.

        Revenue from the PBM segment is recognized when the Company's RxAmerica subsidiary has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. RxAmerica does not take title to the prescription drug inventories or assume substantial risks and rewards of ownership. Therefore, revenues from third-party health plans are recognized net of the reimbursements due to participating pharmacies. The Company does not recognize or otherwise reflect in its financial statements co-payments made to participating pharmacies by health plan members.

        Cost of sales includes the cost of inventory sold and services performed during the period (net of merchandise rebates and allowances), including in-bound freight, receiving, warehousing and certain purchasing and distribution costs.

        Operating and administrative expenses include costs for store and administrative payroll and benefits, facilities and occupancy, advertising (net of advertising rebates and allowances), and other miscellaneous expenses.

        Vendor Rebates and Allowances—Merchandise rebates and allowances are recognized as a reduction of cost of sales when the related inventory is sold. Advertising rebates and allowances are recognized as a reduction of advertising expense when the related advertising expense is incurred or the required performance is completed. Lump-sum payments received from vendors in connection with a contractual arrangement are deferred and recognized over the contract term. Such payments are recognized as a reduction of cost of sales or of advertising expense, depending on the nature of the contract.

        Advertising—Net advertising costs are expensed as incurred and were $24.5 million, $22.3 million and $23.0 million in fiscal years 2003, 2002 and 2001, respectively.

        Insurance—The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law. It is generally the Company's policy to retain a significant portion of certain losses related to workers' compensation, general liability, property losses, pharmacist liability, business interruptions and employee health care. Provisions for these items are recorded based upon the Company's estimates for claims incurred. The provisions are estimated in part by third parties and are based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. Reserves for workers' compensation and general liability claims are discounted to their expected present value using a risk-free interest rate.

        New store opening costs, primarily labor, advertising and store supplies, are charged to expense as incurred.

        Rent—Minimum rent expense, including fixed escalations, is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense and the amount payable under the lease is recognized as deferred rent. As of January 30, 2003 and January 31, 2002, deferred rent of $17.4 million and $14.3 million, respectively, was included in long-term liabilities. Contingent rental payments, typically based on a percentage of sales, are recognized as an expense at the time the required sales levels are achieved.

        Income taxes—The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded based upon the differences between the financial statement and tax basis of assets and liabilities.

        Stock-based compensation—The Company has two stock-based employee compensation plans, as described in Note 12. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation. Stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period. No compensation expense is recognized for employee stock options, because it is the Company's practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation:

	Fiscal Year
	2003	2002	2001
	Thousands, except per share amounts
Net income, as reported	$6,702	$47,168	$44,884
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,209	1,072	1,480
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,328)	(1,308)	(1,596)

Pro forma net income	$4,583	$46,932	$44,768

Basic net income per share:
As reported	$0.18	$1.26	$1.19
Pro forma	0.12	1.25	1.19
Diluted net income per share:
As reported	$0.18	$1.25	$1.19
Pro forma	0.12	1.24	1.18

        The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal Year
	2003	2002	2001
Dividend yield	2.43%	2.34%	0.56%
Expected volatility	35.26%	30.18%	29.21%
Risk-free interest rate	3.64%	4.29%	6.20%
Expected life (years)	5.0	5.0	4.1

        Earnings per share—Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the Company's basic and diluted earnings per share computations:

	Fiscal Year
	2003	2002	2001
	Thousands
Basic weighted average number of shares outstanding	37,937	37,443	37,687
Effect of dilution from:
Restricted stock awards	191	201	141
Stock options	95	107	15

Diluted weighted average number of shares outstanding	38,223	37,751	37,843

        The computations of diluted earnings per share in fiscal 2003 and 2002 exclude 916,575 and 49,900 stock options, respectively, because their effect would have been anti-dilutive.

        Comprehensive income equals net income for all periods presented.

        New Accounting Pronouncements and Accounting Change—In fiscal 2002, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has no derivative instruments, and therefore adoption of SFAS No. 133 had no impact on the Company's financial statements.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations after June 30, 2001 be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 had no impact on the Company's consolidated financial statements. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002, and of certain other intangible assets with indefinite lives. See Note 4 for a reconciliation of reported earnings and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and other intangible assets with indefinite lives, net of the related income tax effects.

        As required by SFAS No. 142, the Company performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, the Company identified certain reporting units in its retail drug store segment that have experienced declines in their fair values below their net carrying values. Accordingly, the Company recognized a goodwill impairment charge of $41.0 million ($24.6 million or $0.65 per diluted share after tax) for these reporting units in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's reporting for impairments or disposals of long-lived assets.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was generally recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the Company's fiscal year ended January 30, 2003. The interim disclosure provisions are effective for the first quarter of the fiscal year ending January 29, 2004. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123. As a result, the adoption of SFAS No. 148 did not have any impact on the Company's consolidated financial results.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and the initial recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. The initial adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

        In November 2002, the EITF reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. Issue No. 02-16 is effective for certain of the Company's vendor rebates and allowances commencing in November 2002 and others in January 2003. The adoption of Issue No. 02-16 did not have a material impact on the Company's consolidated financial statements.

2.    Provision for Store Closures and Asset Impairment

        The Company periodically reviews store operations and makes decisions to close stores in the normal course of business. In addition, the Company periodically reviews its long-lived tangible and intangible assets for impairment. Costs associated with store closures and asset impairment are recognized as a component of operating income. Following is a summary of the provision (benefit) for store closures and asset impairments and related reserves, which are included in long-term liabilities, for the three fiscal years ended January 30, 2003:

Description	Lease Related Costs	Employee Termination Costs	Asset Impairment	Other	Total
	Millions
Reserve balance at January 27, 2000	$7.7	$—	$—	$—	$7.7
Provision for store closures and asset impairment	14.0	—	13.3	1.1	28.4
Costs paid or settled—cash	(0.6)	—	—	—	(0.6)

Reserve balance at January 25, 2001	21.1	—	13.3	1.1	35.5
Provision for store closures and asset impairment	(3.1)	1.0	0.8	(0.4)	(1.7)
Costs paid or settled—cash	(5.5)	(1.0)	—	(0.6)	(7.1)
Costs paid or settled—non-cash	—	—	(14.1)	—	(14.1)

Reserve balance at January 31, 2002	12.5	—	—	0.1	12.6
Provision for store closures and asset impairment	0.6	—	10.2	—	10.8
Costs paid or settled—cash	(5.3)	—	—	(0.1)	(5.4)
Costs paid or settled—non-cash	—	—	(10.2)	—	(10.2)

Reserve balance at January 30, 2003	$7.8	$—	$—	$—	$7.8

Store Closures

        In January 2001, the Board of Directors approved a plan (the "2001 Closure Plan") to close 15 poorly performing stores, and the Company recorded expenses of $25.6 million associated with this plan (including $12.3 million of store closure costs and $13.3 million of asset impairment charges). The Company also closed 3 stores not included in the 2001 Closure Plan during fiscal 2001 and recorded expenses of $2.8 million related to these store closures.

        The Company closed 14 stores pursuant to the 2001 Closure Plan in the first quarter of fiscal 2002, and elected not to close the remaining store. The Company also closed 5 stores not included in the 2001 Closure Plan during fiscal 2002. Based on the results of store closure activities in fiscal 2002 and estimated future costs, the Company recorded a benefit of $2.5 million for the reduction of the reserve for store closures in fiscal 2002.

        The Company closed 6 stores in fiscal 2003 and recorded expenses of $0.6 million related to these store closures and adjustments of previously recorded store closure reserves based on estimated future costs.

Asset Impairment

        The asset impairment charge associated with the 2001 Closure Plan totaled $13.3 million, comprised of $7.7 million of long-lived tangible fixed assets and $5.6 million of goodwill associated with the closed stores. These charges represented the amounts necessary to write the assets down to their estimated recoverable values.

        In fiscal 2002 and 2003, the Company identified certain stores with assets whose carrying values exceeded their related undiscounted expected future cash flows. Accordingly, impairment charges of $0.8 million in fiscal 2002 and $5.0 million in fiscal 2003 were recorded to write such assets down to their estimated fair values, based on discounted projected future cash flows.

        Also in fiscal 2003, the Company abandoned a targeted marketing database that was originally developed as a component of the Company's e-retail strategy. The Company recorded an impairment charge of $5.2 million to write off the remaining net book value of this database.

3.    Acquisitions

        On September 17, 2001, the Company exercised an option to acquire the interest of Albertson's Inc. in its PBM joint venture, RxAmerica. The transaction was accounted for using the purchase method of accounting. The Company allocated the purchase price of $31.7 million to the acquired net assets (including cash of $25.9 million) based on their estimated fair values at the date of acquisition. The Company's $11.7 million note payable to RxAmerica was eliminated upon acquisition of full ownership of the PBM. The fair value of the net assets acquired exceeded the purchase price by an immaterial amount, resulting in a reduction of the carrying value of RxAmerica's tangible long-lived assets.

        This acquisition was accounted for as a purchase, with the results of operations of the acquired business included in the accompanying consolidated financial statements from the date of acquisition. On a pro forma basis, as if the business had been acquired at the beginning of fiscal 2001, sales, net income and net income per share would not differ materially from the amounts reported in the accompanying consolidated financial statements.

4.    Goodwill and Intangible Assets

        All of the Company's goodwill and other intangible assets are included in the retail drug store segment. As discussed in Note 1, goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing. Intangible assets with finite useful lives are amortized over those useful lives.

        The changes in the net carrying value of goodwill for the fiscal years ended January 30, 2003 and January 31, 2002 were as follows:

	Fiscal Year
	2003	2002
	Thousands
Goodwill, beginning of year	$123,306	$134,594
Cumulative effect of adoption of SFAS No. 142 (see Note 1)	(41,035)	—
Amortization expense prior to adoption of SFAS No. 142 (see Note 1)	—	(6,327)
Goodwill written off as a result of store closures (see Note 2)	—	(5,574)
Goodwill acquired	—	613
Impairment losses	(151)	—
Other adjustments	(35)

Goodwill, end of year	$82,085	$123,306

        The Company tests goodwill for impairment in the fourth quarter of each fiscal year, or whenever events and circumstances indicate there may be an impairment. The fair value of the Company's reporting units is estimated based on the expected present value of future cash flows. Due to lower than previously expected operating profits and cash flows in one of the Company's reporting units, the Company recorded a goodwill impairment loss of $151,000, included in the provision for store closures and asset impairments (see Note 2).

        The Company's intangible assets other than goodwill include the following:

	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of January 30, 2003:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$1,121	$(478)	$643
Non-compete agreements and other	2-5 years	91	(47)	44

Total		1,212	(525)	687
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,743	—	4,743

Total		$5,955	$(525)	$5,430

As of January 31, 2002:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,658	$(2,864)	$794
Non-compete agreements and other	2-5 years	1,054	(969)	85

Total		4,712	(3,833)	879
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,695	—	4,695

Total		$9,407	$(3,833)	$5,574

        The net decreases in the gross carrying values and accumulated amortization of pharmacy customer lists and non-compete agreements were primarily due to the removal of fully amortized assets. The increase in the carrying value of beverage licenses was primarily due to the acquisition of additional licenses. Acquisitions of pharmacy customer lists and non-compete agreements were not significant during the fiscal years ended January 30, 2003 and January 31, 2002.

        Amortization expense for intangible assets with finite useful lives was $287,000, $290,000 and $216,000 in fiscal 2003, 2002 and 2001, respectively. Estimated annual amortization expense on these intangibles for each of the next five fiscal years is as follows (in thousands):

Fiscal Year 2004	$289
Fiscal Year 2005	221
Fiscal Year 2006	150
Fiscal Year 2007	27
Fiscal Year 2008	—

Total	$687

        As discussed in Note 1, upon adoption of SFAS No. 142 the Company discontinued the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002, and of certain other intangible assets with indefinite lives. Following is a reconciliation of reported earnings and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and other intangible assets with indefinite lives, net of the related income tax effects.

	Fiscal Year
	2003	2002	2001
	Thousands, except per share amounts
Reported income before cumulative effect of accounting change	$31,327	$47,168	$44,884
Amortization of goodwill, net of tax	—	3,796	3,825
Amortization of other intangibles with indefinite lives, net of tax	—	271	263

Adjusted income before cumulative effect of accounting change	$31,327	$51,235	$48,972

Basic earnings per share:
Reported income before cumulative effect of accounting change	$0.83	$1.26	$1.19
Amortization of goodwill, net of tax	—	0.10	0.10
Amortization of other intangibles with indefinite lives, net of tax	—	0.01	0.01

Adjusted income before cumulative effect of accounting change	$0.83	$1.37	$1.30

Diluted earnings per share:
Reported income before cumulative effect of accounting change	$0.82	$1.25	$1.19
Amortization of goodwill, net of tax	—	0.10	0.10
Amortization of other intangibles with indefinite lives, net of tax	—	0.01	0.01

Adjusted income before cumulative effect of accounting change	$0.82	$1.36	$1.30

5.    Debt

        Long-term debt at January 30, 2003 and January 31, 2002 consisted of the following:

	2003	2002
	Thousands
Unsecured revolving line of credit, interest based on LIBOR (weighted average rate of 2.60% at January 30, 2003), expires October 2004	$25,000	$40,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	158,571	160,714
Equipment notes and other	206	689

Total long-term debt	$183,777	$201,403
Less current portion	2,348	2,629

Long-term portion	$181,429	$198,774

        In October 2001, the Company replaced its $130 million unsecured revolving line of credit with an Amended and Restated $150 million unsecured revolving line of credit, which expires in October 2004. Borrowings on the line of credit do not require repayment until the agreement expires. Letters of credit totaling $9.3 million were outstanding under the agreement as of January 30, 2003. The Company pays a quarterly commitment fee of 0.30% per annum on the unused portion of the line of credit ($115.7 million as of January 30, 2003).

        The Company's debt agreements contain limits on borrowings, dividend payments and repurchases of Company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge coverage ratios. The agreements allowed for the exclusion of the $41.0 million cumulative effect of adopting SFAS No. 142 (see Note 1) and the $25.6 million charge associated with the 2001 Closure Plan (see Note 2) in the computation of the fixed charge coverage ratio. As of January 30, 2003, the Company was in compliance with the restrictions and limitations included in these provisions.

        Future minimum principal payments on long-term debt are as follows (in thousands):

Fiscal Year 2004	$2,348
Fiscal Year 2005	66,870
Fiscal Year 2006	8,870
Fiscal Year 2007	45,870
Fiscal Year 2008	6,727
Thereafter	53,092

Total	$183,777

6.    Leases

        The Company leases most of its store properties and certain of its distribution centers and corporate office facilities. Leases typically have original non-cancelable terms of 15 to 25 years and contain renewal options covering up to 30 additional years in 5-year to 10-year increments. Leases normally provide for minimum annual rent with provisions for additional rent based on a percentage of sales, and may contain escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the lease term (see Note 1).

        Net rental expense is summarized as follows:

	Fiscal Year
	2003	2002	2001
	Thousands
Minimum rentals	$64,288	$55,908	$53,020
Contingent rentals	12,025	12,209	11,325

	76,313	68,117	64,345
Less sublease rental income	(2,132)	(1,667)	(1,386)

	$74,181	$66,450	$62,959

        Minimum rental commitments for non-cancelable leases as of January 30, 2003 are as follows:

	Operating Leases	Capital Leases
	Thousands
Fiscal Year 2004	$69,294	$1,016
Fiscal Year 2005	70,143	1,016
Fiscal Year 2006	67,403	1,016
Fiscal Year 2007	64,572	1,044
Fiscal Year 2008	61,657	1,052
Thereafter	651,731	20,956

Total minimum lease payments	$984,800	$26,100

Less amounts representing interest		15,288

Present value of capital lease obligations		$10,812
Less current portion		73

Long-term portion		$10,739

        Total minimum lease payments on operating leases have not been reduced by minimum future sublease rentals of $18.1 million under non-cancelable subleases.

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

7.    Commitments and Contingencies

        As of January 30, 2003, the Company had outstanding commitments to purchase $5 billion of merchandise inventory (including a significant portion from AmerisourceBergen, a joint venture partner, see Note 8) at various dates through January 2006 for use in the normal course of business.

        The Company has entered into agreements with its executive officers and other key employees that provide termination benefits in the event of certain change in control events. Total contingent termination benefits as of the end of fiscal 2003 were approximately $78.7 million. There have been no events that would trigger these benefits as of January 30, 2003.

        The Company is subject to various lawsuits and claims arising in the normal course of its businesses. In the opinion of management, after consultation with counsel, the disposition of these matters is not likely to have a material adverse effect, individually or in the aggregate, on the Company's consolidated financial statements taken as a whole.

8.    Joint Ventures

        In November 1997, Longs and American Drug Stores, Inc. (now Albertson's, Inc.) merged their PBM subsidiaries and pharmacy mail order operations into a joint venture, RxAmerica. Longs contributed $5.0 million in cash, a note payable for $13.2 million and assets totaling $1.6 million in return for a 50% interest in the joint venture. In fiscal 2001, RxAmerica sold the mail order business. The Company's share of the loss from the sale of these assets was $1.6 million. In September 2001, the Company exercised an option to acquire the remaining 50% of RxAmerica's net assets from Albertson's (see Note 3). Prior to the acquisition, RxAmerica's results of operations, reported using the equity method of accounting, were not material to the Company's consolidated financial statements.

        In February 2001, Longs and AmerisourceBergen entered into a joint venture agreement to establish a central prescription fill center in order to reduce prescription fill costs and to address a shortage of pharmacists. Longs contributed approximately $3.3 million in cash in return for a 50% interest in the joint venture, which commenced operations in the second quarter of fiscal 2002. The Company accounts for its investment in the fill center using the equity method of accounting. This joint venture's results of operations were not material to the Company's consolidated financial statements in fiscal 2003 or 2002.

9.    Employee Compensation and Benefits

        The Company had approximately 22,200 full-time and part-time employees as of January 30, 2003. Virtually all full-time employees are covered by medical, dental and life insurance benefits paid primarily by the Company.

        Employees who meet certain eligibility requirements are entitled to profit sharing benefits under the Longs Drug Stores California, Inc. Employee Savings and Profit Sharing Plan. Profit sharing benefits are funded entirely by the Company. The plan also has a 401(k) component under which employees may make voluntary contributions. The Company matches a portion of the employee contributions. Company contributions to the plan, which may be made in cash or shares of Longs common stock, were $8.0 million, $9.4 million and $11.5 million for fiscal years 2003, 2002 and 2001, respectively. Matching contributions paid by the Company under the 401(k) component and included above were $8.0 million, $6.5 million and $3.1 million for fiscal years 2003, 2002 and 2001, respectively.

        The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 provides eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on dates selected by the participants in accordance with the terms of the plan. The plan provides for a total deferred compensation obligation under the plan of up to $20.0 million. The Company's deferred compensation obligation was $8.3 million and $9.8 million as of January 30, 2003 and January 31, 2002, respectively.

10.  Taxes on Income

        Significant components of the Company's deferred tax assets and liabilities as of January 30, 2003 and January 31, 2002 are as follows:

	January 30, 2003	January 31, 2002
	Thousands
Deferred Tax Assets:
Employee compensation and benefits	$32,909	$31,494
Intangible assets	13,511	601
Store closure reserves	4,290	3,205
Capitalized interest	2,856	2,952
Tax credits	2,426	—
State income tax	973	1,875
Other	2,761	346

	59,726	40,473

Deferred Tax Liabilities:
Depreciation	15,449	17,433
Federal benefit of state income tax	3,904	1,388
Property	1,536	2,404
Inventories	1,169	5,293
Other	3,692	3,918

	25,750	30,436

Net deferred tax asset	$33,976	$10,037

        Income tax expense is summarized as follows:

	Fiscal Year
	2003	2002	2001
	Thousands
Current:
Federal	$16,223	$17,740	$38,755
State	4,623	4,358	6,097

	20,846	22,098	44,852
Deferred	(7,529)	5,999	(15,452)

Total	$13,317	$28,097	$29,400

        The reconciliation between the federal statutory tax rate and the Company's effective tax rates is as follows:

	Fiscal Year
	2003	2002	2001
Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefits	4.20	5.14	5.16
Benefits of wage and other tax credits	(6.62)	(0.77)	(0.83)
Benefits of ESOP dividends	(3.10)	(2.22)	—
Other	0.35	0.18	0.25

	29.83%	37.33%	39.58%

        The Company has state tax credits of $2.4 million that may be carried forward for an indefinite period of time to offset future state taxable income.

11.  Stockholders' Equity

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

        In November 1999, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock through November 2004, for a maximum total expenditure of $80 million. During fiscal 2001, the Company repurchased 1,146,868 shares under this authorization at a total cost of $22.5 million. The Company also repurchased 1,614,157 shares of common stock from the Estate of Vera M. Long at a total cost of $31.0 million pursuant to a separate authorization by the Board of Directors in February 2000. In addition, the Company sold 45,688 shares of common stock to the Profit Sharing Plan in fiscal 2001 for $1.1 million, resulting in net stock repurchases of $52.4 million. The Company did not repurchase any of its common stock in fiscal 2002 or 2003.

12.  Stock Incentive Plans

        The Company has two separate plans under which it may grant options to purchase shares of the Company's common stock and other awards of common stock to key employees. The 1995 Long Term Incentive Plan, as amended, authorized the issuance of 3,400,000 shares of common stock in the form of stock options, incentive stock options and stock awards. The Non-Executive Long Term Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of common stock of the Company and contains similar provisions to those of the 1995 Long Term Incentive Plan, except that it does not allow for incentive stock options or grants to owners or directors of the Company. As of January 30, 2003, there were 2,131,403 shares of common stock available for grant under the two plans.

        Generally, options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company's options generally vest over a period of 4 years and have a maximum term of 10 years. The Company's stock option award plans contain provisions for automatic vesting upon a change of control.

        Stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period. Recipients have voting rights to the shares and dividends are credited to the shares during the restriction period. However, transfer of ownership of the shares is dependent on continued employment for periods of one to five years. Unearned compensation expense related to restricted stock awards was $4.6 million and $4.0 million as of January 30, 2003 and January 31, 2002, respectively, and has been reflected as a reduction of stockholders' equity. During fiscal years 2003, 2002 and 2001, the Company granted 123,300, 58,700 and 176,400 shares of restricted stock, respectively.

Stock Options

        Following is a summary of stock option activity:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 27, 2000	—	—
Granted (weighted average fair value $6.81)	573,850	$20.10
Forfeited	(4,600)	19.41

Outstanding at January 25, 2001	569,250	$20.10	—	—
Granted (weighted average fair value $6.42)	99,900	23.74
Forfeited	(28,600)	19.44

Outstanding at January 31, 2002	640,550	$20.70	18,000	$20.00
Granted (weighted average fair value $6.71)	3,012,800	23.08
Forfeited	(68,400)	21.69

Outstanding at January 30, 2003	3,584,950	$22.68	155,500	$22.76

        Following is a summary of options outstanding and exercisable as of January 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$19.38 to $21.06	433,750	6.6	$19.60	70,000	$20.00
$21.69 to $23.25	2,941,300	9.4	22.88	40,500	23.25
$25.50 to $26.60	209,900	7.6	26.34	45,000	26.60

	3,584,950	8.9	22.68	155,500	22.76

13.  Segment Information

        The Company operates in two business segments, retail drug stores and pharmacy benefit management ("PBM"). These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments' operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. The accounting policies for the segments are the same as those described in Note 1. Inter-segment transactions and balances are eliminated in consolidation.

        Pharmacy is the cornerstone of the retail drug store segment, complemented by such "front-end" categories as over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise. As of January 30, 2003, the retail drug store segment operated 455 stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy.

        The PBM segment, operated through the Company's RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management, claims processing and generic substitution.

        Prior to the Company's September 2001 acquisition of 100% ownership in RxAmerica (see Note 3), the Company operated in one business segment, retail drug stores. RxAmerica was a joint venture between the Company and Albertson's Inc., and the Company accounted for its interest in the joint venture using the equity method of accounting. Therefore, PBM segment results for the fiscal year ended January 31, 2002 reflect RxAmerica's operations since the Company's acquisition of 100% ownership in the PBM in September 2001.

        The following table summarizes significant financial information by segment as of and for the fiscal years ended January 30, 2003 and January 31, 2002:

	Retail Drug Stores	Pharmacy Benefit Management	Inter-Segment Eliminations	Consolidated Totals
	Thousands
2003:
Sales	$4,402,964	$23,309	$—	$4,426,273
Operating income	47,788	9,891	—	57,679
Depreciation and amortization	77,139	597	—	77,736
Provision for store closures and asset impairment	10,754	—	—	10,754
Legal settlements and other disputes	469	—	—	469
Total assets	1,299,967	53,710	(1,606)	1,352,071
Capital expenditures	92,174	1,770	—	93,944
2002(1):
Sales	$4,296,821	$7,913	$—	$4,304,734
Operating income	84,675	4,606	—	89,281
Depreciation and amortization	78,050	143	—	78,193
Provision for store closures and asset impairment	(1,682)	—	—	(1,682)
Legal settlements and other disputes	860	—	—	860
Total assets	1,360,492	52,176	(1,077)	1,411,591
Capital expenditures	111,024	338	—	111,362

(1)
Reflects RxAmerica's operations since the Company's acquisition of 100% ownership in the PBM in September 2001.

        Consolidated total sales include the following product and service types:

	52/53 weeks ended
	January 30, 2003	January 31, 2002	January 25, 2001
	Thousands
Pharmacy sales	$1,955,880	$1,869,471	$1,653,239
Front-end sales	2,447,084	2,427,350	2,373,893
Pharmacy benefit management revenues	23,309	7,913	—

Consolidated total sales	$4,426,273	$4,304,734	$4,027,132

14.  Selected Quarterly Information (Unaudited)

        Summarized quarterly results of operations for the years ended January 30, 2003 and January 31, 2002 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Thousands except per share data
Year ended January 30, 2003
Sales	$1,089,829	$1,101,630	$1,064,470	$1,170,344	$4,426,273
Gross profit	281,765	289,709	281,996	305,261	1,158,731
Income before cumulative effect of accounting change	10,970	10,941	2,988	6,428	31,327
Net income (loss)	(13,655)	10,941	2,988	6,428	6,702
Diluted earnings per share:
Income before cumulative effect of accounting change	0.29	0.29	0.08	0.17	0.82
Net income (loss)	(0.36)	0.29	0.08	0.17	0.18
Year ended January 31, 2002
Sales	$1,032,063	$1,041,926	$1,017,381	$1,213,364	$4,304,734
Gross profit	262,678	270,064	256,366	313,681	1,102,789
Net income	11,600	11,246	2,548	21,774	47,168
Diluted earnings per share	0.31	0.30	0.07	0.58	1.25

        The fourth quarter of fiscal 2002 included 14 weeks of operations, compared to 13 weeks for all other quarters of fiscal 2002 and fiscal 2003.

        Net income for the fourth quarter of fiscal 2003 included provisions for store closures and asset impairments of $10.8 million ($6.4 million or $0.17 per diluted share after tax), offset by income tax credits of $2.5 million ($0.07 per diluted share) resulting from the completion of certain tax projects.

        Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2003, the Company recognized a transitional goodwill impairment charge of $41.0 million ($24.6 million or $0.65 per diluted share after tax) as the cumulative effect of a change in accounting principle. Also as required by SFAS No. 142, effective with the first quarter of fiscal 2003 the Company discontinued the amortization of goodwill and certain other intangible assets deemed to have indefinite lives. In fiscal 2002, amortization expense for these assets, net of the related income tax effects, was $4.1 million, or $0.11 per diluted share.

        The Company acquired full ownership of RxAmerica, its PBM segment, in the third quarter of fiscal 2002. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson's, Inc., and its results of operations, which were reported using the equity method of accounting, were not material. See Note 13 for a summary of RxAmerica's impact on the Company's sales and operating income in fiscal 2003 and 2002.

15.  Subsequent Event

        On February 26, 2003, the Company announced a series of steps designed to reduce operating and administrative expenses. These steps include a reduction of the Company's administrative workforce by approximately 170 people in its California offices, the closure of certain support facilities, store labor savings through workflow and staffing changes and a restructuring of incentive compensation arrangements. The Company expects to record a provision of approximately $4 million for the related employee termination and facility closure costs in the first quarter of fiscal 2004.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Longs Drug Stores Corporation:

        We have audited the accompanying consolidated balance sheets of Longs Drug Stores Corporation and subsidiaries (the "Company") as of January 30, 2003 and January 31, 2002, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for each of the three fiscal years in the period ended January 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Longs Drug Stores Corporation and subsidiaries at January 30, 2003 and January 31, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, on February 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

San Francisco, California
February 26, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

        Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Controls and Procedures

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

Item 15. Principal Accountant Fees and Services

        Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2003 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    Financial Statements and Schedules

(a)(1)	The Financial Statements are filed with this Form 10-K at pages 24 to 46.
(a)(2)	No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.
(a)(3)	EXHIBITS
Exhibit No.
3.	Articles of Incorporation and By-Laws
	a.	Restated Articles of Incorporation, amended June 3, 1997, as incorporated herein by reference, as previously filed with the Commission on September 12, 1997, as Exhibit 1 to Form 10-Q.
	b.	Amended By-Laws of Longs Drug Stores Corporation, dated October 30, 2002, is incorporated herein by reference, as previously filed with the Commission on December 16, 2002, as Exhibit 3.1 to Form 10-Q.
10.	Material Contracts
	a.	The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on June 6, 1995, on Form S-8, Registration No. 033-60005.
	b.	Renewals of the Agreements for Termination Benefits dated August 22, 1996, are incorporated herein by reference as previously filed with the Commission on December 6, 1996, on Form 10-Q as Exhibit 1, as executed by the Chairman, CEO and President; Exhibit 2, as executed by the Senior Vice Presidents, Vice Presidents, District Managers and the Treasurer; and Exhibit 3, as executed by Select Key Executives and Store Managers.
	c.	Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 20, 1996 is incorporated herein by reference as previously filed with the Commission on September 16, 1996, as Exhibit 1 to Form 8-K.
	d.	Employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer, and Treasurer, dated April 17, 2000 is incorporated by reference as previously filed with the Commission on September 11, 2000, as Exhibit 10.1 to Form 10-Q.
	e.	Amendment to Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 15, 2000, between the Company and Chase Mellon Shareholder Services, L.L.C. is incorporated herein by reference as previously filed with the Commission on December 11, 2000, as Exhibit 4(a) to Form 10-Q.

f.	Amendments to the Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on April 13, 2001, as Exhibit 10(d) to Form 10-K.
g.	Employment agreement between the Company and Linda M. Watt, Senior Vice President, Head of Human Resources, dated June 7, 2001 is incorporated by reference as previously filed with the Commission on September 7, 2001, as Exhibit 10.1 to Form 10-Q.
h.	Amended and Restated Credit Agreement Dated as of October 12, 2001, between Longs Drug Stores California, Inc. and the lenders thereunder, is incorporated herein by reference as previously filed with the Commission on December 7, 2001, as Exhibit 10(a) to Form 10-Q.
i.	Employment agreement between the Company and Todd J. Vasos, Senior Vice President—Marketing, dated November 21, 2001, is incorporated herein by reference as previously filed with the Commission on April 17, 2002, as Exhibit 10(l) to Form 10-K.
j.	Retirement agreement between the Company and Dan R. Wilson, dated December 19, 2001, is incorporated herein by reference as previously filed with the Commission on April 17, 2002, as Exhibit 10(m) to Form 10-K.
k.	Separation agreement between the Company and Stephen D. Roath, President and Chief Executive Officer, dated February 26, 2002, is incorporated herein by reference as previously filed with the Commission on June 14, 2002, as Exhibit 10.1 to Form 10-Q.
l.	Amendment to employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer and Treasurer, dated May 22, 2002, is incorporated herein by reference as previously filed with the Commission on September 16, 2002, as Exhibit 10.1 to Form 10-Q.
m.	Amendment to separation agreement between the Company and Stephen D. Roath, President and Chief Executive Officer, dated July 24, 2002, is incorporated herein by reference as previously filed with the Commission on September 16, 2002, as Exhibit 10.2 to Form 10-Q.
n.	The Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as amended, is incorporated herein by reference as previously filed with the Commission on August 29, 2002, on Form S-8, Registration No. 333-98913.
o.	Separation agreement between the Company and Ronald Lovelady, Senior Vice President and Regional Manager, dated October 23, 2002, is incorporated herein by reference as previously filed with the Commission on December 16, 2002, as Exhibit 10.1 to Form 10-Q.
p.	Employment agreement between the Company and Warren F. Bryant, President and Chief Executive Officer, dated October 30, 2002, is incorporated herein by reference as previously filed with the Commission on December 16, 2002, as Exhibit 10.2 to Form 10-Q.
q.	Separation agreement between the Company and Brian Kilcourse, Senior Vice President—Chief Information Officer, dated December 23, 2002.
r.	Separation agreement between the Company and James Famini, Senior Vice President and Regional Manager, dated January 2, 2003.

	s.	The Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, as amended.
	t.	Employment agreement between the Company and Bruce E. Schwallie, Senior Vice President—Pharmacy and Business Development, dated February 1, 2002.
21.	Subsidiaries of the Registrant
23.	Independent Auditors' Consent
(b)
REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed during the quarter ended January 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)
Date	April 18, 2003
/s/ S. F. MCCANN (S. F. McCann) Senior Vice President, Chief Financial Officer and Treasurer
Date	April 18, 2003
/s/ R. L. CHELEMEDOS (R. L. Chelemedos) Vice President—Controller and Assistant Secretary (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. M. LONG (R. M. Long)	Chairman of the Board and Director	April 18, 2003
/s/ W. F. BRYANT (W. F. Bryant)	President, Chief Executive Officer and Director	April 18, 2003
/s/ L. T. BARNES, JR. (L. T. Barnes, Jr.)	Director	April 18, 2003
/s/ W. L. CHENEVICH (W. L. Chenevich)	Director	April 18, 2003
/s/ M. H. DASHE (M. H. Dashe)	Director	April 18, 2003

/s/ D. E. KNAPP (D. E. Knapp)	Director	April 18, 2003
/s/ M. S. METZ, PHD. (M. S. Metz, PhD.)	Director	April 18, 2003
/s/ R. A. PLOMGREN (R. A. Plomgren)	Retired Senior Vice President and Director	April 18, 2003
/s/ G. H. SAITO (G. H. Saito)	Director	April 18, 2003
/s/ H. R. SOMERSET (H. R. Somerset)	Director	April 18, 2003
(D. L. Sorby, PhD.)	Lead Director	April 18, 2003
/s/ T. R. SWEENEY (T. R. Sweeney)	Director	April 18, 2003
/s/ F. E. TROTTER (F. E. Trotter)	Director	April 18, 2003
/s/ A. G. WAGNER (A. G. Wagner)	Director	April 18, 2003

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Warren F. Bryant, certify that:

1.
I have reviewed this annual report on Form 10-K of Longs Drug Stores Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003
/s/ WARREN F. BRYANT Warren F. Bryant President and Chief Executive Officer

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven F. McCann, certify that:

1.
I have reviewed this annual report on Form 10-K of Longs Drug Stores Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003
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

  (i)
  the Annual Report on Form 10-K of the Company for the annual period ended January 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

  (ii)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date April 18, 2003
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

  (i)
  the Annual Report on Form 10-K of the Company for the annual period ended January 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

  (ii)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date April 18, 2003
/s/ STEVEN F. MCCANN Steven F. McCann Senior Vice President, Chief Financial Officer and Treasurer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
LIQUIDITY AND CAPITAL RESOURCES
OFF-BALANCE SHEET ARRANGEMENTS
CRITICAL ACCOUNTING POLICIES
NEW ACCOUNTING PRONOUNCEMENTS
RISK FACTORS
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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Principal Accountant Fees and Services
PART IV
  Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002