Form 10-Q
period 2003-05-01
LONGS DRUG STORES CORP
filed 2003-06-16
CIK 764762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 2003

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

Registrant’s telephone number, including area code: (925) 937-1170

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

There were 37,359,125 shares of common stock outstanding as of May 29, 2003.

PART I – FINANCIAL INFORMATION

Item 1.                                           Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	For the 13 weeks ended
	May 1, 2003	May 2, 2002
	(Thousands Except Per Share Amounts)

Sales	$1,103,130	$1,089,829

Cost of sales	818,023	813,801
Gross profit	285,107	276,028

Operating and administrative expenses	250,520	236,612
Depreciation and amortization	21,796	18,866
Operating income	12,791	20,550
Interest expense	3,559	3,331
Interest income	(115)	(370)
Income before income taxes and cumulative effect of accounting change	9,347	17,589
Income taxes	3,514	6,619
Income before cumulative effect of accounting change	5,833	10,970

Cumulative effect of accounting change (net of tax benefit of $16,410)	—	(24,625)
Net income (loss)	$5,833	$(13,655)

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.16	$0.29
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	(0.65)
Net income (loss)	$0.16	$(0.36)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.16	$0.29
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	(0.65)
Net income (loss)	$0.16	$(0.36)
Dividends per common share	$0.14	$0.14

Weighted average number of shares outstanding:
Basic	37,449	37,770
Diluted	37,601	38,085

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	May 1, 2003	May 2, 2002	January 30, 2003
	(Thousands Except Share Information)
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$48,823	$60,392	$40,195
Pharmacy and other receivables, net	133,143	123,945	135,610
Merchandise inventories, net	428,882	416,272	443,435
Deferred income taxes	30,821	24,231	32,131
Other	9,165	4,601	11,290
Total current assets	650,834	629,441	662,661

Property:
Land	106,741	107,563	107,175
Buildings and leasehold improvements	533,196	494,027	524,768
Equipment and fixtures	500,307	478,298	487,888
Total property at cost	1,140,244	1,079,888	1,119,831

Less accumulated depreciation	536,338	490,559	523,813
Property, net	603,906	589,329	596,018
Goodwill	82,085	82,276	82,085
Intangible assets, net	5,379	5,632	5,430
Other assets	5,607	7,047	5,877
Total	$1,347,811	$1,313,725	$1,352,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$254,408	$241,442	$242,440
Employee compensation and benefits	92,149	80,462	92,185
Taxes payable	21,383	25,976	54,579
Current portion of long-term debt	5,025	2,536	2,348
Other	29,184	40,260	28,546
Total current liabilities	402,149	390,676	420,098
Long-term debt	211,558	191,584	181,429
Deferred income taxes and other long-term liabilities	34,368	26,659	34,074
Commitments and Contingencies

Stockholders’ Equity:
Common stock (37,308,000, 38,250,000 and 38,501,000 shares outstanding)	18,654	19,125	19,250
Additional capital	166,012	163,848	169,853
Unearned compensation	(4,071)	(5,853)	(4,562)
Retained earnings	519,141	527,686	531,929
Total stockholders’ equity	699,736	704,806	716,470

Total	$1,347,811	$1,313,725	$1,352,071

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the 13 weeks ended
	May 1, 2003	May 2, 2002
	(Thousands)

Operating Activities:
Net income (loss)	$5,833	$(13,655)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	24,625
Depreciation and amortization	21,796	18,866
Deferred income taxes and other	1,536	3,587
Stock awards, net	65	446
Common stock contribution to benefit plans	2,679	1,777
Changes in assets and liabilities:
Pharmacy and other receivables	2,467	(966)
Merchandise inventories	14,553	(9,889)
Other assets	2,395	(26)
Current liabilities	(20,626)	(56,985)
Net cash provided by (used in) operating activities	30,698	(32,220)

Investing Activities:
Capital expenditures and acquisitions	(31,833)	(18,078)
Proceeds from property dispositions	2,268	121
Net cash used in investing activities	(29,565)	(17,957)

Financing Activities:
Proceeds from long-term borrowings	35,000	—
Repayments of long-term borrowings	(2,194)	(7,283)
Repurchase of common stock	(20,023)	—
Dividend payments	(5,288)	(5,335)
Net cash provided by (used in) financing activities	7,495	(12,618)

Increase (decrease) in cash and cash equivalents	8,628	(62,795)
Cash and cash equivalents at beginning of period	40,195	123,187

Cash and cash equivalents at end of period	$48,823	$60,392

Supplemental disclosure of cash flow information:
Cash paid for interest	3,747	3,370
Cash paid for income taxes	15,809	17,110

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

For the 52 weeks ended January 30, 2003 and the 13 weeks ended May 1, 2003

			Additional Capital	Common Stock Contributions to Profit Sharing Plan	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
				(Thousands)
Balance at January 31, 2002	37,977	$18,988	$156,977	$2,939	$(4,007)	$546,676	$721,573

Net income						6,702	6,702
Dividends ($.56 per share)						(21,449)	(21,449)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY02 profit sharing contribution	120	60	2,879	(2,939)			—
Issuance of stock for 401(k) matching contributions	303	151	7,410				7,561
Stock awards, net of forfeitures	101	51	2,519		(2,729)		(159
Amortization of restricted stock awards					2,174		2,174
Tax benefits related to stock awards			68				68

Balance at January 30, 2003	38,501	19,250	169,853	—	(4,562)	531,929	716,470

Unaudited:
Net income						5,833	5,833
Dividends ($.14 per share)						(5,288)	(5,288)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	165	83	2,596				2,679
Stock awards, net of forfeitures	4	2	(2)		50		50
Amortization of restricted stock awards					441		441
Tax expense related to stock awards	(426)						(426)
Repurchase of common stock	(1,362)	(681)	(6,009)			(13,333)	(20,023)

Balance at May 1, 2003	37,308	$18,654	$166,012	$—	$(4,071)	$519,141	$699,736

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                    Basis of Presentation

The accompanying condensed consolidated financial statements include Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  The condensed consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company on Form 10-K for the fiscal year ended January 30, 2003, and reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the results for the periods presented.  The condensed consolidated financial statements as of and for the periods ended May 1, 2003 and May 2, 2002 are unaudited.  The condensed consolidated balance sheet as of January 30, 2003, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 30, 2003.  Certain reclassifications have been made to prior year financial statements to conform to the current presentation. Such reclassifications included a reclassification of advertising expenses from operating and administrative expenses to cost of sales.

2.                                      Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation.  Stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period.  No compensation expense is recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation:

	May 1, 2003	May 2, 2002
	Thousands, except per share amounts
Net income (loss), as reported	$5,833	$(13,655)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	295	227
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,117)	(428)
Pro forma net income (loss)	$5,011	$(13,856)

Basic net income (loss) per share:
As reported	$0.16	$(0.36)
Pro forma	0.13	(0.37)
Diluted net income (loss) per share:
As reported	$0.16	$(0.36)
Pro forma	0.13	(0.36)

3.                                      Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period.  The following is a reconciliation of the number of shares used in the Company’s basic and diluted net income per share computations:

	13 weeks ended
	May 1, 2003	May 2, 2002
	Thousands
Basic weighted average number of shares outstanding	37,449	37,770
Effect of dilution from:
Restricted stock awards	148	167
Stock options	4	148
Diluted weighted average number of shares outstanding	37,601	38,085

The computation of diluted earnings per share in the first quarter of fiscal 2004 excluded 3,544,550 stock options because their effect would have been anti-dilutive.

4.                                      Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value.  Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $173.4 million as of May 1, 2003, $167.0 million as of May 2, 2002 and $171.4 million as of January 30, 2003.  LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix.  Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels, and merchandise mix are determined.

5.                                      Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment.   Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing.  Intangible assets with finite useful lives are amortized over those useful lives.  The Company’s intangible assets other than goodwill include the following:

	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of May 1, 2003:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$1,121	$(548)	$573
Non-compete agreements and other	2-5 years	91	(52)	39
Total		1,212	(600)	612

Intangible assets not subject to amortization:
Beverage licenses	N/A	4,767	—	4,767

Total		$5,979	$(600)	$5,379

As of January 30, 2003:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$1,121	$(478)	$643
Non-compete agreements and other	2-5 years	91	(47)	44
Total		1,212	(525)	687
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,743	—	4,743

Total		$5,955	$(525)	$5,430

Amortization expense for intangible assets with finite useful lives was $75 thousand for the 13-week periods ended May 1, 2003 and May 2, 2002.  Estimated annual amortization expense on these intangibles for fiscal 2004 and each of the succeeding four fiscal years is as follows (in thousands):

Fiscal Year 2004	289
Fiscal Year 2005	221
Fiscal Year 2006	150
Fiscal Year 2007	27
Fiscal Year 2008	—
Total	$687

6.                                    Debt

Long-term debt as of May 1, 2003 and January 30, 2003 consisted of the following:

	May 1, 2003	January 30, 2003
	Thousands
Unsecured revolving line of credit, interest based on LIBOR (weighted average rate of 2.57% as of May 1, 2003), expires October 2004	$60,000	$25,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	156,429	158,571
Equipment notes and other	154	206
Total long-term debt	216,583	183,777
Less current portion	5,025	2,348
Long-term portion	$211,558	$181,429

On May 9, 2003, the Company exercised an option to increase the borrowing capacity of its unsecured revolving line of credit, resulting in a $45 million increase to a total capacity of $195 million.  Borrowings on the line of credit do not require repayment until the expiration date.

The Company’s debt agreements contain limits on borrowings and repurchases of the Company’s stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios.  During the first quarter of fiscal 2004, the Company amended its unsecured revolving line of credit agreement to revise certain financial covenants and limitations and increase the maximum allowable repurchases of the Company’s stock.  As of May 1, 2003, the Company was in compliance with the restrictions and limitations included in these provisions.

7.                                      Store Closure Reserves

The Company periodically reviews store operations and makes decisions to close stores in the normal course of business.  Costs associated with store closures are recognized when the related liabilities are incurred.  Such costs are included in the provision for store closures and asset impairment, a component of operating income.  Following is a summary of the Company’s store closure reserves, which are included in long-term liabilities:

	13 weeks ended
	May 1, 2003	May 2, 2002
	Thousands
Store closure reserve, beginning of period	$7,826	$12,551
Provision for store closures and asset impairment	—	—
Net costs incurred for closed stores, charged against reserve	(329)	(2,202)
Store closure reserve, end of period	$7,497	$10,349

Substantially all of the Company’s store closure reserves as of May 1, 2003 and May 2, 2002 were for lease-related costs associated with closed stores.

8.                                      Stockholders’ Equity

In February and March 2003, the Company repurchased 853,100 shares of its common stock at a total cost of $12.0 million to complete a share repurchase program authorized by the Board of Directors in November 1999.  In March 2003, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 additional shares of Company stock through January 2008, for a maximum total expenditure of $50 million.  The Company repurchased 509,100 shares under the new authorization in March 2003 at a total cost of $8.0 million.  The Company did not repurchase any of its common stock in the first quarter of fiscal 2003.

9.                                      Segment Information

The Company operates in two business segments, retail drug stores and pharmacy benefit management (“PBM”).  These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting.  Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows.  Inter-segment transactions and balances are eliminated in consolidation.

Pharmacy is the cornerstone of the retail drug store segment, complemented by such “front-end” categories as over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise.  As of May 1, 2003, the retail drug store segment operated 459 stores and one mail order pharmacy in six western states under the names Longs, Longs Drugs, Longs Drug Stores, Longs Pharmacy and American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management, claims processing and generic substitution.

The following table summarizes significant financial information by segment as of and for the 13 weeks ended May 1, 2003 and May 2, 2002:

	Retail Drug Stores	Pharmacy Benefit Management	Inter- Segment Eliminations	Consolidated Totals
	Thousands
13 weeks ended:
May 1, 2003:
Sales	$1,096,537	$6,593	$—	$1,103,130
Operating income	9,753	3,038	—	12,791
May 2, 2002:
Sales	$1,084,714	$5,115	$—	$1,089,829
Operating income	18,694	1,856	—	20,550

Total assets:
May 1, 2003	$1,297,616	$51,754	$(1,559)	$1,347,811
May 2, 2002	1,280,381	33,849	(505)	1,313,725
January 30, 2003	1,299,967	53,710	(1,606)	1,352,071

Consolidated total sales include the following product and service types:

	13 weeks ended
	May 1, 2003	May 2, 2002
	Thousands
Pharmacy sales	$514,229	$497,960
Front-end sales	582,308	586,754
Pharmacy benefit management revenues	6,593	5,115
Consolidated total sales	$1,103,130	$1,089,829

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Such statements relate to, among other things, pharmacy and front-end sales trends, prescription margins, margin improvement, cost reductions, changes in supply chain practices, inflation rates, workers’ compensation costs, the number of store openings and the level of capital expenditures, and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will,” and other similar words or phrases.  These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements.  These risks and uncertainties include, but are not limited to, among other things, changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; economic softness and unemployment; the impact of state budget deficits on government healthcare spending and economic conditions generally; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate for, and construction of, new stores; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to improve our purchasing of front-end products; our ability to successfully implement new computer systems and technology; our ability to obtain adequate insurance coverage; the effect of war and terrorism on economic conditions and consumer spending patterns; the impact of rising energy costs on our operations; changes in internal business processes associated with supply chain and other initiatives; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarterly report under “Risk Factors” and elsewhere or in any of our other SEC filings.  We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

Sales

	13 weeks ended
	May 1, 2003	May 2, 2002

Sales (Thousands)	$1,103,130	$1,089,829
Sales Growth over Same Period in Previous Year	1.2%	5.6%
Same-Store Sales (Decline) Growth	(0.8)%	4.3%
Impact of New Stores/Closed Stores on Sales Growth	1.9%	0.8%
Impact of PBM Revenues on Sales Growth	0.1%	0.5%

Pharmacy Sales Growth	3.3%	9.2%
Same-Store Pharmacy Sales Growth	1.8%	8.4%
Pharmacy as a % of Total Drug Store Sales	46.9%	45.9%
% of Pharmacy Sales Paid by Third Party Health Plans	91.0%	90.6%

Front-End Sales (Decline) Growth	(0.8)%	1.9%
Same-Store Front-End Sales (Decline) Growth	(2.9)%	1.0%
Front-End as a % of Total Drug Store Sales	53.1%	54.1%

Sales increased 1.2% in the first quarter of fiscal 2004 over the same quarter of fiscal 2003.  Growth in the number of stores accounted for a sales increase of 1.9%, offset by a 0.8% decrease in same-store sales.  Growth in revenues at RxAmerica, our pharmacy benefit management (“PBM”) subsidiary, contributed the remaining 0.1% of total sales growth in the quarter.

Pharmacy sales in the first quarter of fiscal 2004 increased 3.3% over the same quarter last year, with same-store pharmacy sales increasing 1.8%.  Pharmacy sales were 46.9% of total drug store sales in the first quarter of fiscal 2004, compared to 45.9% in the first quarter of fiscal 2003.  We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Sluggish economic growth, a mild cold and flu season and a delayed allergy season on the West Coast contributed to a 2.1% decrease in our prescription volumes in the first quarter of fiscal 2004.  The conversion of the allergy drug Claritin from prescription to over-the-counter status, health concerns over women’s hormone replacement therapy drugs, and higher patient co-payments under some insurance plans also had a negative impact on prescription volumes.

The average retail price per prescription increased 5.5% over the first quarter of fiscal 2003.  This increase was lower than in previous years primarily due to the recent introduction of several lower-priced high-volume generic drugs.  Increased generic utilization negatively impacted same-store pharmacy sales by approximately 2.2% in the first quarter of fiscal 2004.  We expect generic utilization to continue to be significant, although we also expect that average retail prices for prescription drugs will continue to rise.

Third-party health plans covered 91.0% of our pharmacy sales in the first quarter of fiscal 2004, compared to 90.6% in the first quarter of fiscal 2003.  We expect third-party sales to remain above 90% of our total pharmacy sales due to significant consumer participation in managed care and other third-party plans.

Front-end sales decreased 0.8% over the same quarter last year, with same-store front-end sales decreasing 2.9%.  Economic weakness and high unemployment, particularly in California, continued to adversely affect our front-end sales.  Uncertainties related to the war in Iraq, which began in the first quarter of fiscal 2004, also had a negative effect on our front-end sales.

Gross Profit

	13 weeks ended
	May 1, 2003	May 2, 2002

Gross Profit (Thousands)	$285,107	$276,028
Gross Profit as a % of Sales	25.8%	25.3%
LIFO Provision (Thousands)	$2,000	$1,700

Gross profit was 25.8% of sales in the first quarter of fiscal 2004, compared to 25.3% in the same quarter last year.  Pharmacy gross profits benefited from better buying practices and opportunities in the quarter.  The increased usage of generic drugs, which generally have higher gross profit percentages than name-brand drugs, also contributed to higher pharmacy gross profit percentages. We expect generic utilization to continue to be significant.  Front-end gross profits also benefited from better buying practices and opportunities resulting from our progress in centralizing procurement and promotion as part of our initiative to upgrade our supply chain practices.

Over 90% of our pharmacy sales are wholly or partially reimbursed by third-party health plans, which have lower gross profit percentages than non third-party sales.  Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members, resulting in pressure on pharmacy gross profits.  Pharmacy sales also have lower gross profit percentages than front-end sales, and as pharmacy sales continue to grow as a percent of total sales, overall gross profit percentages will be adversely impacted.

Our promotional sales increased as a percentage of total front-end sales in the first quarter of fiscal 2004 over the same quarter last year.  Promotional sales have a lower gross profit than non-promotional sales.  We expect that our promotional sales will continue to be a significant portion of our total front-end sales in light of persistent softness in the economy and promotional activities by our competitors, resulting in pressure on our front-end gross profits.

Our gross profit included LIFO provisions of $2.0 million in the first quarter of fiscal 2004 and $1.7 million in the first quarter of fiscal 2003, included in cost of sales.  The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix.  We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels, and merchandise mix.  We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels, and merchandise mix.

In the first quarter of fiscal 2004, we began classifying advertising expenses as a component of cost of sales.  Previously, we classified advertising expense as a component of operating and administrative expenses.  We reclassified results for the first quarter of fiscal 2003 to conform to this new presentation, resulting in a $5.7 million decrease in previously reported gross profit and an offsetting decrease in previously reported operating and administrative expenses, with no effect on reported net income.

Operating and Administrative Expenses

Operating and administrative expenses were 22.7% of sales in the first quarter of fiscal 2004, compared to 21.7% in the same quarter last year.  In February 2003, we announced a series of steps designed to reduce our operating and administrative expenses as a percent of sales in the future.  These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, the closure of certain support facilities, store labor savings through workflow and staffing changes and a restructuring of our incentive compensation arrangements.  Operating and administrative expenses in the first quarter of fiscal 2004 include a charge of $3.4 million, or 0.3% of sales, for the related employee termination and facility closure costs.

Insurance-related expenses, primarily workers’ compensation, increased $3.9 million, or 0.4% of sales, in the first quarter of fiscal 2004 over the same quarter last year.  The increase in workers’ compensation expenses was primarily due to regulatory changes in our principal markets and higher health care costs, particularly in California.  We expect that rising medical costs and changes in the regulatory environment will continue to drive workers’ compensation claim costs higher in the near future.  However, we are continuing to develop our existing workplace safety practices in an effort to partially mitigate this increase in costs over time by reducing the number of workers’ compensation claims.

As previously noted, the increased usage of lower-priced generic drugs had a negative impact on our sales.  This in turn resulted in higher operating and administrative expenses when measured as a percent of sales, but increased gross profit percentages.  We estimate that the higher generic utilization resulted in an increase of approximately 0.2% in operating and administrative expenses as a percent of sales in the first quarter of fiscal 2004 compared to the same quarter last year.

The remainder of the increase in operating and administrative expenses as a percentage of sales was primarily due to costs for certain consulting projects relating to operational process improvements and increased debit and credit card processing fees, partially offset by a $1.0 million net gain on the disposition of certain properties.

Depreciation and Amortization

Depreciation and amortization expenses were $21.8 million in the first quarter of fiscal 2004, compared to $18.9 million in the first quarter of fiscal 2003.  Depreciation and amortization in the first quarter of fiscal 2004 included $2.6 million of accelerated depreciation for the planned abandonment of a pharmacy information system.  We expect to phase this system out of operation by the end of the second quarter of fiscal 2004.  As a result, we will depreciate the system’s remaining $2.8 million of net book value in the second quarter of fiscal 2004.  Of this $2.8 million, approximately $2.6 million represents an acceleration of depreciation over last year’s levels.

The remainder of the increase in depreciation and amortization was primarily due to increased depreciation expense resulting from capital expenditures for new store investments, improvements to existing stores, supply chain improvements and technology.

Net Interest Expense

Net interest expense was $3.4 million in the first quarter of fiscal 2004, compared to $3.0 million in the same quarter last year.  The increase was due to higher average borrowings, partially offset by lower interest rates.

Income Taxes

Our effective income tax rate was 37.6% in the first quarters of fiscal 2004 and fiscal 2003. We expect our effective income tax rate to be 37.6% for the remainder of fiscal 2004.

Cumulative Effect of Accounting Change

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, we recognized a goodwill impairment charge of $41.0 million ($24.6 million after tax or $0.65 per diluted share) in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit.  We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, pay dividends and repurchase shares of our common stock.

We have an unsecured revolving line of credit with a syndication of banks, which expires in October 2004 and accrues interest at LIBOR-based rates.  On May 9, 2003, we exercised an option to increase the borrowing capacity of this credit facility resulting in a $45 million increase to a total capacity of $195 million.  Borrowings on the line of credit do not require repayment until the expiration date.  As of May 1, 2003, $60.0 million was outstanding under this line of credit with a weighted average interest rate of 2.57%.

Additionally, as of May 1, 2003, we have $156.4 million in privately placed promissory notes.  These notes mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%.  The notes include penalties for repayment prior to their scheduled maturities.

Our debt agreements contain limits on borrowings and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios.  During the first quarter of fiscal 2004, we amended our unsecured revolving line of credit agreement to revise certain financial covenants and limitations and increase our maximum allowable repurchases of company stock.  As of May 1, 2003, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $30.7 million in the first quarter of fiscal 2004, compared to net cash used in operating activities of $32.2 million in the first quarter of fiscal 2003.  The increase in operating cash flows was primarily due to changes in inventories and current liabilities.

During the first quarter of fiscal 2004, inventories decreased $14.6 million from the end of fiscal 2003,primarily due to seasonal factors.  Lower store inventories were partially offset by higher distribution center inventories as we increased the number of products carried in our distribution centers and the number of stores they serve.  Average LIFO inventories per store decreased from $975,000 to $934,000, or 4.1% (2.9% excluding LIFO reserves).

During the first quarter of fiscal 2004, current liabilities decreased $20.6 million compared to the end of fiscal 2003.  The decrease was primarily due to a $33.2 million reduction in taxes payable reflecting the timing of payment of income and sales taxes during the first quarter, offset by a $12.0 million increase in accounts payable due to the timing of payments to our vendors.

During the first quarter of fiscal 2003, inventories increased $9.9 million compared to the end of fiscal 2002,  partially due to the growth in the number of our stores, in addition to forward purchases of merchandise in order to take advantage of favorable pricing opportunities.

During the first quarter of fiscal 2003, current liabilities decreased $57 million compared to the end of fiscal 2002.  The decrease was due to the payment of income and sales taxes as well as the resolution of a payment dispute with a vendor that resulted in the payment of amounts during the first quarter of fiscal 2003 that were in accounts payable as of the end of fiscal 2002.

Working capital, defined as current assets less current liabilities, was $248.7 million as of May 1, 2003 and $238.8 million as of May 2, 2002.  We plan to reduce our working capital by approximately $50 million on an equivalent-store basis by the end of fiscal 2004.  We expect working capital reductions primarily in our front-end inventories through reduced assortment and improved replenishment and restocking processes.

Investing Cash Flows

Net cash used in investing activities was $29.6 million in the first quarter of fiscal 2004, compared to $18.0 million in the first quarter of fiscal 2003.  Investing activities primarily consist of capital expenditures for new stores, store improvements, technology and supply chain improvements, partially offset by cash receipts from property dispositions.  In the first quarter of fiscal 2004, investing cash outflows also included the acquisition of American Diversified Pharmacies (ADP), a mail service pharmacy.

We opened 4 new stores in the first quarter of fiscal 2004 compared to 7 new stores, offset by 4 closed stores, in the same period last year.  We plan to open approximately 15 to 20 new stores and to remodel approximately 20 existing stores in fiscal 2004.  We expect net capital expenditures in fiscal 2004 to be approximately $110 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements, including expenditures under the supply chain program discussed further below.  In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

In February 2002, our board of directors approved a program for upgrading our supply chain practices in an effort to increase efficiency and enhance profitability.  In fiscal 2004 and 2005 we expect to spend a total of approximately $30 million in capital expenditures for supply chain improvements under this program.  To date we have spent approximately $16 million in capital expenditures under this program.

Financing Cash Flows

Net cash provided by financing activities was $7.5 million in the first quarter of fiscal 2004, compared to net cash used in financing activities of $12.6 million in the first quarter of fiscal 2003.  Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock and dividend payments.

In the first quarter of fiscal 2004, proceeds from borrowings on our unsecured revolving line of credit were $35 million.  We used these borrowings, together with cash flows from operations, to finance capital expenditures,  stock repurchases and dividend payments.  We also repaid $2.2 million of long-term borrowings, consisting primarily of regularly scheduled principal payments on our private placement notes.  In the first quarter of fiscal 2003, we repaid $7.3 million of long-term borrowings, including a $5.0 million reduction of our line of credit borrowings and regularly scheduled principal payments of $2.2 million, primarily on our private placement notes.

In February and March 2003, we repurchased 853,100 shares of our common stock at a total cost of $12.0 million to complete a share repurchase program authorized by our board of directors in November 1999.  In March 2003, our board of directors authorized the repurchase of up to 2,000,000 additional shares of our common stock through January 2008, for a maximum total expenditure of $50 million.  We repurchased 509,100 shares under the new authorization in March 2003 at a total cost of $8.0 million.  Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our board of directors makes decisions about the declaration of quarterly dividends after reviewing our results of operations and financial position.  We paid regular quarterly dividends of $0.14 per share ($5.3 million) in the first quarters of fiscal 2004 and 2003.

RISK FACTORS

You should carefully read the following risk factors.

The retail drug store and pharmacy benefit management industries are highly competitive, and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, mail order pharmacies, on-line retailers, supermarket chains and, increasingly, mass merchandisers.  In the PBM industry, our competitors include large national and regional PBMs, some of which are owned by our retail drug store competitors.  Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do.  As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reduce prices, purchase more effectively and increase customer service to remain competitive.  We cannot assure you that we will be able to continue to compete effectively in our markets or increase our sales volume or margins in response to further increased competition.

Our ability to successfully implement significant organizational changes, including supply chain improvements, is critical to the ongoing success of our business.

We are currently undertaking significant organizational changes, including store workflow and staffing changes, increased centralization, restructured incentive compensation arrangements and other strategic initiatives.  In addition, in February 2002 our board of directors approved a program to upgrade our supply chain practices in an effort to increase efficiency and enhance profitability.  In fiscal 2004 and 2005 we expect to spend in total approximately $30 million in capital expenditures for supply chain improvements under this program.  To date we have spent approximately $16 million in capital expenditures under this program.  Our ability to successfully implement these organizational changes, which are significant to our operations and business practices, is critical to our future profitability.  We cannot assure you that we will be able to execute these initiatives successfully and without significant disruption to our business.  If we are not successful, we will have spent significant capital and human effort and may not achieve any of the expected benefits from these improvements and initiatives.

Changes in third-party reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

We are wholly or partially reimbursed by third-party health plans for over 90% of all the prescription drugs that we sell.  Pharmacy sales reimbursed by third parties, including Medicare and Medicaid plans, have lower gross margins than non third-party pharmacy sales.  Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members.  Furthermore, Medicare reform initiatives may include prescription drug benefits.  If third-party health plans continue to reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales will continue to be reduced, and our profitability will be adversely affected.

Continued economic softness could adversely affect consumer-buying practices and reduce our sales and profitability.

A sluggish economy has adversely affected our sales and operating profitability for the past two fiscal years.  The economy is very soft in many of the markets we serve, particularly California, and consumer confidence is low.  If the economy remains soft or slows further, or if unemployment increases, our pharmacy sales could be adversely affected as consumers may lose their health insurance due to unemployment.  Further, if economic conditions, war, terrorism or other global concerns continue to worry consumers, they may continue to decrease their purchases, particularly of products other than pharmaceutical products.  We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products.  Therefore, any continued decrease in our sales of front-end products would decrease our profitability.

Our ability to attract and retain pharmacy personnel or develop alternate fill sources is important to the continued success of our business.

Our industry is continuing to experience a shortage of licensed pharmacists in the markets in which we operate.  Our inability to attract and retain pharmacists and other key personnel could adversely affect us.  In order to mitigate this risk we entered into a joint venture agreement with AmerisourceBergen to operate a central prescription fill center.  The success of this fill center, which cannot be assured, is important to our ability to address the shortage of pharmacists, but additional efforts may be necessary to address this business issue.  Other options may be costly or unavailable to us.  Further, a significant disruption in our fill center’s operations could worsen the effects of the pharmacist shortage and adversely affect our business.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms.  A disruption in our relationship with this supplier could have a material adverse effect on our business.

We obtain approximately half of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, AmerisourceBergen, with whom we have a long-term supply contract.  Any significant disruptions in our relationship with AmerisourceBergen, or deterioration in AmerisourceBergen’s financial condition, could have a material adverse effect on us.

We are subject to governmental regulations, procedures and requirements.  Our noncompliance with, or a significant change in, these regulations could have a material adverse effect on us.

Our pharmacy business is subject to numerous federal, state and local regulations, many of which are new and developing.  These include local registrations of pharmacies in the states where our pharmacies are located, applicable Medicare and Medicaid regulations, and prohibitions against paid referrals of patients.  In addition, the Health Insurance Portability and Accountability Act (“HIPAA”) imposes certain requirements regarding the protection of confidential patient medical records and other information.  Compliance with these regulations, particularly HIPAA, requires that we implement complex changes to our systems and processes.  Failure to adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties.  Furthermore, any new federal or state regulations or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products.  Although we maintain professional liability and errors and omissions liability insurance, we cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future.

Continued volatility in insurance related expenses and the markets for insurance coverage could have a material adverse affect on us.

The costs of employee health, workers’ compensation, property and casualty, general liability, director and officer and other types of insurance have continued to rise, while the amount and availability of coverage have decreased.  Claims costs for workers’ compensation and other self-insured exposures have also increased.  In the first quarter of fiscal 2004, for example, our insurance-related expenses, primarily workers’ compensation, increased $3.9 million, or 0.4% of sales, over the same quarter last year.  These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions and terrorism.  If our insurance related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

Our geographic concentration in the western United States presents certain risks that could adversely affect us.

Our stores, distribution centers and corporate offices are located in the western United States.  Risks prevalent in this region include, but are not limited to, major earthquakes, periodic energy shortages and rising energy costs, and shipping and other transportation-related disruptions.  For example, last year’s work stoppage at California ports caused us to purchase inventory for the holiday season before we otherwise would have done so.  Because of our geographic concentration, these risks could result in significant disruptions to our business or increased operating expenses.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

Our major market risk exposure is changing interest rates.  We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs and general corporate purposes.  A portion of our debt ($60 million as of May 1, 2003) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense.  We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions.  We have not purchased and do not currently hold any derivative financial instruments.  Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (26 basis points on our floating-rate debt as of May 1, 2003) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II – OTHER INFORMATION

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit 10.1:  Separation agreement between the Company and Terry D. Burnside, Senior Vice President and Chief Operating Officer, dated March 26, 2003.

Exhibit 10.2:  Employment agreement between the Company and Michael M. Laddon, Senior Vice President, Chief Information Officer, dated February 25, 2003.

Exhibit 10.3: Employment agreement between the Company and William J. Rainey, Senior Vice President, General Counsel, dated March 18, 2003.

Exhibit 10.4:  Second Amendment to the Amended and Restated Credit Agreement between the Company and the lenders thereunder, dated April 30, 2003.

Exhibit 99.1:  Certification of the Chief Executive Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 99.2:  Certification of the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*  These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)                                 Reports on Form 8-K

On February 14, 2003, we filed a Current Report on Form 8-K regarding our fourth quarter and fiscal year 2003 financial projections.

On February 26, 2003, we filed a Current Report on Form 8-K regarding our fourth quarter and fiscal year 2003 financial results and fiscal 2004 financial projections.

On March 7, 2003, we filed a Current Report on Form 8-K regarding our February 2003 sales results.

On March 20, 2003, we filed a Current Report on Form 8-K announcing a new share repurchase program authorized by our board of directors.

On April 15, 2003, we filed a Current Report on Form 8-K regarding our March 2003 sales results.

On May 13, 2003, we filed a Current Report on Form 8-K regarding our April 2003 sales results.

On May 19, 2003, we filed a Current Report on Form 8-K regarding our first quarter of fiscal 2004 financial results and second quarter and full year fiscal 2004 financial projections.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION
(Registrant)

Date:	June 16, 2003	/s/ S. F. McCann
(S. F. McCann)
Senior Vice President, Chief Financial Officer and Treasurer

Date:	June 16, 2003	/s/ R. L. Chelemedos
(R. L. Chelemedos)
Vice President – Controller and Assistant Secretary (Principal Accounting Officer)

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ Warren F. Bryant
Warren F. Bryant
President and Chief Executive Officer

A signed original of this written statement required by Section 302 has been provided to Longs Drug Stores Corporation and will be retained by Longs Drug Stores Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ Steven F. McCann
Steven F. McCann
Senior Vice President, Chief Financial Officer and Treasurer

A signed original of this written statement required by Section 302 has been provided to Longs Drug Stores Corporation and will be retained by Longs Drug Stores Corporation and furnished to the Securities and Exchange Commission or its staff upon request.