Form 10-Q
period 2003-07-31
LONGS DRUG STORES CORP
filed 2003-09-12
CIK 764762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2003

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

There were 37,457,625 shares of common stock outstanding as of August 28, 2003.

PART I – FINANCIAL INFORMATION

Item 1.                       Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2003	August 1, 2002	July 31, 2003	August 1, 2002
	(Thousands Except Per Share Amounts)

Sales	$1,109,463	$1,101,630	$2,212,593	$2,191,459

Cost of sales	821,424	817,368	1,639,447	1,631,170
Gross profit	288,039	284,262	573,146	560,289

Operating and administrative expenses	251,602	243,808	502,122	480,419
Depreciation and amortization	21,891	19,216	43,687	38,082
Provision for store closures and asset impairment	2,543	—	2,543	—
Legal settlements and other disputes	—	469	—	469
Operating income	12,003	20,769	24,794	41,319
Interest expense	3,697	3,397	7,256	6,728
Interest income	(124)	(276)	(239)	(646)
Income before income taxes and cumulative effect of accounting change	8,430	17,648	17,777	35,237
Income taxes	3,170	6,707	6,684	13,326
Income before cumulative effect of accounting change	5,260	10,941	11,093	21,911

Cumulative effect of accounting change (net of tax benefit of $16,410)	—	—	—	(24,625)

Net income (loss)	$5,260	$10,941	$11,093	$(2,714)

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.14	$0.29	$0.30	$0.58
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	—	(0.65)
Net income (loss)	$0.14	$0.29	$0.30	$(0.07)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.14	$0.29	$0.30	$0.57
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	—	(0.64)
Net income (loss)	$0.14	$0.29	$0.30	$(0.07)

Dividends per common share	$0.14	$0.14	$0.28	$0.28

Weighted average number of shares outstanding:
Basic	37,038	37,907	37,243	37,839
Diluted	37,219	38,234	37,410	38,159

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	July 31, 2003	August 1, 2002	January 30, 2003
	(Thousands Except Share Information)
	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$65,519	$47,099	$40,195
Pharmacy and other receivables, net	134,815	122,670	135,610
Merchandise inventories, net	409,058	423,047	443,435
Deferred income taxes	32,283	23,758	32,131
Other	9,484	8,113	11,290
Total current assets	651,159	624,687	662,661

Property:

Land	104,761	109,486	107,175
Buildings and leasehold improvements	536,510	505,200	524,768
Equipment and fixtures	512,223	491,524	487,888
Total property at cost	1,153,494	1,106,210	1,119,831

Less accumulated depreciation	552,218	507,804	523,813
Property, net	601,276	598,406	596,018

Goodwill	82,085	82,231	82,085
Intangible assets, net	6,602	5,580	5,430
Other assets	5,762	6,085	5,877

Total	$1,346,884	$1,316,989	$1,352,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses	$289,116	$265,688	$270,986
Employee compensation and benefits	93,779	83,023	92,185
Taxes payable	35,547	33,536	54,579
Current portion of long-term debt	4,974	2,442	2,348
Total current liabilities	423,416	384,689	420,098
Long-term debt	186,558	184,533	181,429

Deferred income taxes and other long-term liabilities	35,096	34,083	34,074

Commitments and Contingencies

Stockholders’ Equity:
Common stock (37,418,000, 38,351,000 and 38,501,000 shares outstanding)	18,709	19,176	19,250
Additional capital	167,696	166,543	169,853
Unearned compensation	(3,762)	(5,300)	(4,562)
Retained earnings	519,171	533,265	531,929
Total stockholders’ equity	701,814	713,684	716,470

Total	$1,346,884	$1,316,989	$1,352,071

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the 26 weeks ended
	July 31, 2003	August 1, 2002
	(Thousands)

Operating Activities:
Net income (loss)	$11,093	$(2,714)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	24,625
Depreciation and amortization	43,687	38,082
Provision for store closures and asset impairment	2,543	—
Deferred income taxes and other	(753)	8,231
Stock awards, net	511	1,037
Common stock contribution to benefit plan	4,281	4,485
Changes in assets and liabilities:
Pharmacy and other receivables	795	309
Merchandise inventories	34,377	(16,664)
Other assets	1,921	(3,708)
Current liabilities and other	(308)	(59,047)
Net cash provided by (used in) operating activities	98,147	(5,364)

Investing Activities:
Capital expenditures and acquisitions	(58,787)	(47,603)
Proceeds from property dispositions	8,750	2,004
Net cash used in investing activities	(50,037)	(45,599)

Financing Activities:
Proceeds from long-term borrowings	10,000	—
Repayments of long-term borrowings	(2,245)	(14,428)
Repurchase of common stock	(20,023)	—
Dividend payments	(10,518)	(10,697)
Net cash used in financing activities	(22,786)	(25,125)

Increase (decrease) in cash and cash equivalents	25,324	(76,088)
Cash and cash equivalents at beginning of period	40,195	123,187

Cash and cash equivalents at end of period	$65,519	$47,099

Supplemental disclosure of cash flow information:
Cash paid for interest	6,571	6,436
Cash paid for income taxes	15,820	17,110

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

For the 52 weeks ended January 30, 2003 and the 26 weeks ended July 31, 2003

	Common Stock		Additional Capital	Common Stock Contributions to Profit Sharing Plan	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(Thousands)
Balance at January 31, 2002	37,977	$18,988	$156,977	$2,939	$(4,007)	$546,676	$721,573

Net income						6,702	6,702
Dividends ($.56 per share)						(21,449)	(21,449)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY02 profit sharing contribution	120	60	2,879	(2,939)			—
Issuance of stock for 401(k) matching contributions	303	151	7,410				7,561
Stock awards, net of forfeitures	101	51	2,519		(2,729)		(159)
Amortization of restricted stock awards					2,174		2,174
Tax benefits related to stock awards			68				68

Balance at January 30, 2003	38,501	19,250	169,853	—	(4,562)	531,929	716,470

Unaudited:
Net income						11,093	11,093
Dividends ($.28 per share)						(10,518)	(10,518)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	265	133	4,148				4,281
Stock awards, net of forfeitures	14	7	130		(92)		45
Amortization of restricted stock awards					892		892
Tax expense related to stock awards			(426)				(426)
Repurchase of common stock	(1,362)	(681)	(6,009)			(13,333)	(20,023)

Balance at July 31, 2003	37,418	$18,709	$167,696	$—	$(3,762)	$519,171	$701,814

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements include Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  The condensed consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company on Form 10-K for the fiscal year ended January 30, 2003, and reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the results for the periods presented.  The condensed consolidated financial statements as of and for the periods ended July 31, 2003 and August 1, 2002 are unaudited.  The condensed consolidated balance sheet as of January 30, 2003, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 30, 2003.  Certain reclassifications have been made to prior year financial statements to conform to the current presentation. Such reclassifications included a reclassification of advertising expenses from operating and administrative expenses to cost of sales.

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

	13 weeks ended		26 weeks ended
	July 31, 2003	August 1, 2002	July 31, 2003	August 1, 2002
	Thousands, except per share amounts
Net income (loss), as reported	$5,260	$10,941	$11,093	$(2,714)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	289	355	584	582
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,104)	(639)	(2,221)	(1,067)
Pro forma net income (loss)	$4,445	$10,657	$9,456	$(3,199)

Basic net income (loss) per share:
As reported	$0.14	$0.29	$0.30	$(0.07)
Pro forma	0.12	0.28	0.25	(0.08)
Diluted net income (loss) per share:
As reported	$0.14	$0.29	$0.30	$(0.07)
Pro forma	0.12	0.28	0.25	(0.08)

3.                                      Provision for Store Closures and Asset Impairment

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

	26 weeks ended
	July 31, 2003	August 1, 2002
	Thousands
Store closure reserve, beginning of period	$7,826	$12,551
Provision for store closures	1,000	—
Net costs incurred for closed stores, charged against reserve	(773)	(3,185)
Store closure reserve, end of period	$8,053	$9,366

Substantially all of the Company’s store closure reserves as of July 31, 2003 were for lease-related costs associated with closed stores.

The Company also reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.  Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually, or more frequently if events or changes in circumstances warrant.  Included in the provision for store closures and asset impairment is a provision of $1.5 million for asset impairments related to the write-off of abandoned information technology assets.

4.                                      Earnings Per Share

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

	13 weeks ended		26 weeks ended
	July 31, 2003	August 1, 2002	July 31, 2003	August 1, 2002
	Thousands
Basic weighted average number of shares outstanding	37,038	37,907	37,243	37,839
Effect of dilution from:
Restricted stock awards	170	191	159	178
Stock options	11	136	8	142
Diluted weighted average number of shares outstanding	37,219	38,234	37,410	38,159

The computation of diluted earnings per share excluded 3,581,340 and 3,562,945 stock options for the 13-week and 26-week periods ended July 31, 2003, respectively, because their effect would have been anti-dilutive.  There were no anti-dilutive options for the 13-week and 26-week periods ended August 1, 2002.

5.                                      Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value.  Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $174.4 million as of July 31, 2003, $168.7 million as of August 1, 2002 and $171.4 million as of January 30, 2003.  LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix.  Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels, and merchandise mix are determined.

6.                                      Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment.  Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be an impairment.  Intangible assets with finite useful lives are amortized over those useful lives.  The Company’s intangible assets other than goodwill include the following:

	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		Thousands
As of July 31, 2003:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,393	$(660)	$1,733
Non-compete agreements and other	2-5 years	96	(58)	38
Total		2,489	(718)	1,771
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,831	—	4,831
Total		$7,320	$(718)	$6,602

As of January 30, 2003:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$1,121	$(478)	$643
Non-compete agreements and other	2-5 years	91	(47)	44
Total		1,212	(525)	687
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,743	—	4,743
Total		$5,955	$(525)	$5,430

Amortization expense for intangible assets with finite useful lives was $118 thousand and $193 thousand for the 13-week and 26-week periods ended July 31, 2003, respectively.  Estimated annual amortization expense on these intangibles for fiscal 2004 and each of the succeeding four fiscal years is as follows (in thousands):

Fiscal Year 2004	$490
Fiscal Year 2005	507
Fiscal Year 2006	367
Fiscal Year 2007	236
Fiscal Year 2008	364
Thereafter	—
Total	$1,964

7.                                      Debt

Long-term debt as of July 31, 2003 and January 30, 2003 consisted of the following:

	July 31, 2003	January 30, 2003
	Thousands
Unsecured revolving line of credit, interest based on LIBOR (weighted average rate of 2.86% as of July 31, 2003), expires October 2004	$35,000	$25,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	156,429	158,571
Other	103	206
Total long-term debt	191,532	183,777
Less current portion	4,974	2,348
Long-term portion	$186,558	$181,429

During the second quarter of fiscal 2004, the Company exercised an option to increase the borrowing capacity of its unsecured revolving line of credit, resulting in a $45 million increase to a total capacity of $195 million.  Borrowings on the line of credit do not require repayment until the October 2004 expiration date.

The Company’s debt agreements contain limits on borrowings and repurchases of the Company’s stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios.  As of July 31, 2003, the Company was in compliance with the restrictions and limitations included in these provisions.

8.                                      Stockholders’ Equity

In February and March 2003, the Company repurchased 853,100 shares of its common stock at a total cost of $12.0 million to complete a share repurchase program authorized by the Board of Directors in November 1999.  In March 2003, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 additional shares of Company stock through January 2008, for a maximum total expenditure of $50 million.  The Company repurchased 509,100 shares under the new authorization in March 2003 at a total cost of $8.0 million.  The Company did not repurchase any of its common stock in the 26 weeks ended August 1, 2002.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such “front-end” categories as over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise.  As of July 31, 2003, the retail drug store segment operated 463 retail stores in six western states and one mail order pharmacy under the names Longs, Longs Drugs, Longs Drug Stores, Longs Pharmacy and American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management, claims processing and generic substitution.

The following table summarizes significant financial information by segment as of and for the 13-week and 26-week periods ended July 31, 2003 and August 1, 2002:

	Retail Drug Stores	Pharmacy Benefit Management	Inter- Segment Eliminations	Consolidated Totals
	Thousands
13 weeks ended:
July 31, 2003:
Sales	$1,102,813	$6,650	$—	$1,109,463
Operating income	9,376	2,627	—	12,003
August 1, 2002:
Sales	$1,096,336	$5,294	$—	$1,101,630
Operating income	18,533	2,236	—	20,769

26 weeks ended:
July 31, 2003:
Sales	$2,199,350	$13,243	$—	$2,212,593
Operating income	19,129	5,665	—	24,794
August 1, 2002:
Sales	$2,181,050	$10,409	$—	$2,191,459
Operating income	37,227	4,092	—	41,319

Total assets:
July 31, 2003	$1,292,905	$55,549	$(1,570)	$1,346,884
August 1, 2002	1,284,748	32,914	(673)	1,316,989
January 30, 2003	1,299,967	53,710	(1,606)	1,352,071

Consolidated total sales include the following product and service types:

	13 weeks ended		26 weeks ended
	July 31, 2003	August 1, 2002	July 31, 2003	August 1, 2002
	Thousands
Pharmacy sales	$515,252	$486,826	$1,029,481	$984,786
Front-end sales	587,561	609,510	1,169,869	1,196,264
Pharmacy benefit management revenues	6,650	5,294	13,243	10,409
Consolidated total sales	$1,109,463	$1,101,630	$2,212,593	$2,191,459

Item 2.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Such statements relate to, among other things, pharmacy and front-end sales trends, prescription margins, margin improvement, cost reductions, changes in supply chain practices, inflation rates, workers’ compensation costs, the number of store openings and the level of capital expenditures, and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will,”  and other similar words or phrases.  These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements.  These risks and uncertainties include, but are not limited to, changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; economic softness and unemployment; the impact of state budget deficits on government healthcare spending and economic conditions generally; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate for, and construction of, new stores; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to improve our purchasing of front-end products; our ability to successfully implement new computer systems and technology; our ability to obtain adequate insurance coverage; the effect of war and terrorism on economic conditions and consumer spending patterns; the impact of rising energy costs on our operations; changes in internal business processes associated with supply chain and other initiatives; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarterly report under “Risk Factors” and elsewhere or in any of our other SEC filings.  We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

Sales

	13 weeks ended		26 weeks ended
	July 31, 2003	August 1, 2002	July 31, 2003	August 1, 2002

Sales (Thousands)	$1,109,463	$1,101,630	$2,212,593	$2,191,459
Sales Growth over Same Period in Previous Year	0.7%	5.7%	1.0%	5.7%
Same-Store Sales (Decline) Growth	(1.9)%	3.3%	(1.3)%	3.8%
Impact of New Stores/Closed Stores on Sales Growth	2.5%	1.9%	2.2%	1.4%
Impact of PBM Revenues on Sales Growth	0.1%	0.5%	0.1%	0.5%

Pharmacy Sales Growth	5.8%	7.0%	4.5%	8.1%
Same-Store Pharmacy Sales Growth	2.8%	5.9%	2.3%	7.1%
Pharmacy as a % of Total Retail Drug Store Sales	46.7%	44.4%	46.8%	45.2%
% of Pharmacy Sales Paid by Third Party Health Plans	90.0%	91.1%	90.5%	90.9%

Front-End Sales (Decline) Growth	(3.6)%	3.8%	(2.2)%	2.9%
Same-Store Front-End Sales (Decline) Growth	(5.6)%	1.4%	(4.3)%	1.2%
Front-End as a % of Total Retail Drug Store Sales	53.3%	55.6%	53.2%	54.8%

Thirteen Weeks Ended July 31, 2003 versus Thirteen Weeks Ended August 1, 2002

Sales increased 0.7% in the second quarter of fiscal 2004 (ended July 31, 2003) over the same quarter in fiscal 2003.  Growth in the number of stores accounted for 2.5% of total sales growth, offset by a 1.9% decrease in same-store sales. Growth in revenues at RxAmerica, our pharmacy benefit management (“PBM”) subsidiary, contributed the remaining 0.1% of total sales growth in the quarter.

Pharmacy sales increased 5.8% in the second quarter over the same quarter last year, with same-store pharmacy sales increasing 2.8%.  Pharmacy sales were 46.7% of total retail drug store sales in the second quarter of fiscal 2004, compared to 44.4% in the same quarter of fiscal 2003.  We expect pharmacy sales to continue to increase as a percentage of total retail drug store sales as pharmacy sales continue to increase faster than front-end sales.

Prescription volumes decreased in the second quarter of fiscal 2004 compared to the same quarter last year as a result of the conversion of the allergy drug Claritin from prescription to over-the-counter status in addition to health concerns over women’s hormone replacement therapy drugs.  Continued sluggish economic growth and higher patient co-payments under some insurance plans also had a negative impact on prescription volumes.

The average retail price per prescription increased 6.4% over the second quarter of fiscal 2003.  This increase was lower than in previous years primarily due to the recent introduction of several lower-priced high-volume generic drugs.  Increased generic utilization negatively impacted same-store pharmacy sales by approximately 1.3% in the quarter.  We expect that average retail prices for prescription drugs will continue to rise.  While we expect that generic utilization will continue to be significant, its rate of growth has declined, and therefore the impact on our pharmacy same-store sales will also continue to decline.

Third-party health plans covered approximately 90% of our pharmacy sales in the second quarter of fiscal 2004, compared to approximately 91% in the same quarter last year.  We expect third-party sales to remain at or near 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans.

Front-end sales decreased 3.6% from the second quarter of last year, with same-store front-end sales decreasing 5.6%.  Economic weakness and high unemployment, particularly in California, continued to adversely affect our front-end sales.  In addition, we have experienced a decline in sales in our photo category, primarily due to consumers’ continued migration to digital photography technology.  Further, price reductions in certain high volume items in categories such as health and beauty care, over-the-counter medications and convenience grocery also contributed to the front-end sales decrease.

Twenty-Six Weeks Ended July 31, 2003 versus Twenty-Six Weeks Ended August 1, 2002

Sales increased 1.0% in the first six months of fiscal 2004 (ended July 31, 2003) over the same period in fiscal 2003.  Growth in the number of stores accounted for 2.2% of total sales growth, offset by a 1.3% decrease in same-store sales. Growth in revenues at RxAmerica contributed the remaining 0.1% of total sales growth in first six months of fiscal 2004.

Pharmacy sales increased 4.5% in the first six months of fiscal 2004 over the same period last year, with same-store pharmacy sales increasing 2.3%.  Pharmacy sales were 46.8% of total drug store sales in the first six months of fiscal 2004, compared to 45.2% in the same period last year.

Prescription volumes decreased in the first six months of fiscal 2004 from the same period last year as a result of the conversion of the allergy drug Claritin from prescription to over-the-counter status, health concerns over women’s hormone replacement therapy drugs, continued sluggish economic growth, and higher patient co-payments under some insurance plans.  The average retail price per prescription increased 5.9% over the first six months of fiscal 2003.  Increased generic utilization negatively impacted same-store pharmacy sales by approximately 1.7% in the first six months of fiscal 2004.

Front-end sales decreased 2.2% from the first six months of last year, with same-store front-end sales decreasing 4.3%. Factors contributing to the decrease in front-end sales include economic weakness and high unemployment, particularly in California, uncertainties related to the war in Iraq, a decline in our photo category, and price reductions in certain high volume items.

Gross Profit

	13 weeks ended		26 weeks ended
	July 31, 2003	August 1, 2002	July 31, 2003	August 1, 2002

Gross Profit (Thousands)	$288,039	$284,262	$573,146	$560,289
Gross Profit as a % of Sales	26.0%	25.8%	25.9%	25.6%
LIFO Provision (Thousands)	$1,000	$1,700	$3,000	$3,400

Thirteen Weeks Ended July 31, 2003 versus Thirteen Weeks Ended August 1, 2002

Gross profit was 26.0% of sales in the second quarter of fiscal 2004, compared to 25.8% in the same quarter last year.  Pharmacy and front-end gross profits benefited from better buying practices and opportunities resulting from our progress in centralizing procurement, advertising and promotional activities as part of our initiative to upgrade our supply chain practices.  The increased usage of generic drugs, which generally have higher gross profit percentages than name-brand drugs, also contributed to higher pharmacy gross profit percentages. While we expect that generic utilization will continue to be significant, its rate of growth has declined and therefore the impact on our gross profit will also continue to decline.

Approximately 90% of our pharmacy sales are wholly or partially reimbursed by third-party health plans, which have lower gross profit percentages than non third-party sales.  Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members, resulting in pressure on pharmacy gross profits.  Pharmacy sales also have lower gross profit percentages than front-end sales, and as pharmacy sales continue to grow as a percent of total sales, overall gross profit percentages will be adversely impacted.

Our promotional sales increased as a percentage of total front-end sales in the second quarter of fiscal 2004 over the same quarter last year.  Promotional sales have lower gross profit percentages than non-promotional sales.  We expect that our promotional sales will continue to be a significant portion of our total front-end sales in light of persistent softness in the economy and promotional activities by our competitors, resulting in pressure on our front-end gross profits.

Our gross profit included LIFO provisions of $1.0 million in the second quarter of fiscal 2004 and $1.7 million in the same quarter last year, included in cost of sales.  The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix.  We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels, and merchandise mix.  We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels, and merchandise mix.

In the first quarter of fiscal 2004, we began classifying advertising expenses as a component of cost of sales.  Previously, we classified advertising expense as a component of operating and administrative expenses.  We reclassified results for the second quarter of fiscal 2003 to conform to this new presentation, resulting in a $5.4 million increase in cost of sales and an offsetting decrease in previously reported operating and administrative expenses, with no effect on reported net income.

Twenty-Six Weeks Ended July 31, 2003 versus Twenty-Six Weeks Ended August 1, 2002

Gross profit was 25.9% of sales in the first six months of fiscal 2004, compared to 25.6% in the same period last year.  The increase in the gross profit for pharmacy and front-end is attributable to better buying practices and opportunities resulting from our progress in centralizing procurement, advertising and promotional activities as part of our initiative to upgrade our supply chain practices, and the increased usage of generic drugs, offset by an increase in our promotional sales as a percentage of total front-end sales over the same period last year.

Our gross profit included LIFO provisions of $3.0 million in the first six months of fiscal 2004 and $3.4 million in the same period of fiscal 2003, included in cost of sales.

The reclassification of advertising expenses as a component of cost of sales rather than operating and administrative expenses resulted in an increase of $11.1 million in previously reported cost of sales and an offsetting decrease in previously reported operating and administrative expenses for the 26 weeks ended August 1, 2002, with no effect on reported net income.

Operating and Administrative Expenses

Thirteen Weeks Ended July 31, 2003 versus Thirteen Weeks Ended August 1, 2002

Operating and administrative expenses were 22.7% of sales in the second quarter of fiscal 2004, compared to 22.1% in the same quarter last year.  In July 2003, we announced a voluntary separation program for store managers.  Operating and administrative expenses in the second quarter of fiscal 2004 include a charge of $3.7 million, or 0.3% of sales, for the employee termination and related costs of this program.  We expect to pay these costs over the next four fiscal quarters.

Workers’ compensation and other insurance-related expenses increased $3.8 million, or 0.3% of sales, in the second quarter over the same quarter last year.  The increase in workers’ compensation expenses was primarily due to regulatory changes in our principal markets and higher health care costs, particularly in California.  We expect that rising medical costs and changes in the regulatory environment will continue to drive workers’ compensation claim costs higher in the near future.  However, we are continuing to develop our existing workplace safety practices in an effort to partially mitigate this increase in costs over time by reducing the number of workers’ compensation claims.

As previously noted, the increased usage of lower-priced generic drugs had a negative impact on our sales.  This in turn resulted in higher operating and administrative expenses when measured as a percent of sales, but increased gross profit percentages.  We estimate that the higher generic utilization resulted in an increase of approximately 0.1% in operating and administrative expenses as a percent of sales in the second quarter compared to the same quarter last year.

These increases in operating and administrative expenses were partially offset by a $2.0 million (0.2% of sales) net gain on the disposition of certain properties.

Twenty-Six Weeks Ended July 31, 2003 versus Twenty-Six Weeks Ended August 1, 2002

Operating and administrative expenses were 22.7% of sales in the first six months of fiscal 2004, compared to 21.9% in the same period last year.  In February 2003, we announced a series of steps designed to reduce our operating and administrative expenses as a percent of sales in the future.  These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, the closure of certain support facilities, store labor savings through workflow and staffing changes and a restructuring of our incentive compensation arrangements.  The employee termination, facility closure and other related costs of these activities and of the voluntary separation program for store managers announced in July 2003 totaled $7.1 million, or 0.3% of sales, in the first six months of fiscal 2004.

Insurance-related expenses, including workers’ compensation, increased $7.7 million, or 0.3% of sales, for the first six months of fiscal 2004 over the same period last year.  We estimate that increased generic utilization resulted in an increase of approximately 0.2% in operating and administrative expenses as a percent of sales in the first six months of fiscal 2004 compared to the same period last year.

These increases in operating and administrative expenses for the first six months of fiscal 2004 were partially offset by a $3.0 million (0.1% of sales) net gain on the disposition of certain properties.

Depreciation and Amortization

Depreciation and amortization expenses were $21.9 million and $43.7 million in the second quarter and first six months of fiscal 2004, compared to $19.2 million and $38.1 million in the same periods of fiscal 2003.  The increase was primarily due to accelerated depreciation of $2.6 million and $5.2 million in the second quarter and first six months of fiscal 2004 arising from the abandonment of a pharmacy information system.

Provision for Store Closures and Asset Impairment

In the second quarter of fiscal 2004 we recorded a provision of $1.0 million for store closures related to the default of a sublease tenant in a closed store location.  We have not closed any stores in the first six months of fiscal 2004.  We also recorded a provision of $1.5 million for asset impairments related to the write-off of abandoned information technology assets.

Legal Settlements and Other Disputes

In the second quarter of fiscal 2003, we recorded a net charge of $0.5 million for the settlement of certain legal matters. These matters were settled in earlier fiscal years, and as final payments were made during the second quarter of fiscal 2003, we incurred additional net costs over those previously estimated.

Net Interest Expense

Net interest expense was $3.6 million and $7.0 million in the second quarter and first six months of fiscal 2004, compared to $3.1 million and $6.1 million in the same periods last year.  The increase was due to higher average borrowings, partially offset by lower interest rates.

Income Taxes

Our effective income tax rate was 37.6% in the second quarter and first six months of fiscal 2004, compared to 38.0% and 37.8% in the same periods of fiscal 2003. We expect our effective income tax rate to be approximately 37.6% for the remainder of fiscal 2004.

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

We have an unsecured revolving line of credit with a syndication of banks, which expires in October 2004 and accrues interest at LIBOR-based rates.  During the second quarter of fiscal 2004, we exercised an option to increase the borrowing capacity of this credit facility, resulting in a $45 million increase to a total capacity of $195 million.  Borrowings on the line of credit do not require repayment until the October 2004 expiration date.  As of July 31, 2003, $35 million was outstanding under this line of credit with a weighted average interest rate of 2.86%.

Additionally, as of July 31, 2003, we have $156.4 million in privately placed promissory notes.  These notes mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%.  The notes include penalties for repayment prior to their scheduled maturities.

Our debt agreements contain limits on borrowings and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios.  During the first quarter of fiscal 2004, we amended our unsecured revolving line of credit agreement to revise certain financial covenants and limitations and increase our maximum allowable repurchases of company stock.  As of July 31, 2003, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $98.1 million in the first half of fiscal 2004, compared to net cash used in operating activities of $5.4 million in the same period of fiscal 2003.  The increase in operating cash flows was primarily due to changes in inventories and current liabilities.

During the first half of fiscal 2004, inventories decreased $34.4 million from the end of fiscal 2003.  In-store inventories decreased, partially offset by higher distribution center inventories, reflecting our progress in centralizing procurement and distribution.  Average LIFO inventories per store decreased from $975,000 to $883,000, or 9.3% (6.7% excluding LIFO reserves).

During the first half of fiscal 2003, inventories increased $16.7 million and current liabilities decreased $59.0 million compared to the end of fiscal 2002.  The increase in inventories was partially due to the growth in the number of our stores, in addition to forward purchases of merchandise in order to take advantage of favorable pricing opportunities.  The decrease in current liabilities was due to the payment of income and sales taxes as well as the resolution of a payment dispute with a vendor that resulted in the payment of amounts that were included in accounts payable as of the end of fiscal 2002.

Working capital, defined as current assets less current liabilities, was $227.7 million as of July 31, 2003, $240.0 million as of August 1, 2002, and $242.6 million as of January 30, 2003.  We reduced working capital by $23 million on an equivalent store basis from the end of the second quarter last year and $19 million from the end of fiscal 2003.  These reductions in working capital have come primarily from inventory reductions resulting from our progress in centralizing procurement and distribution, and increases in accounts payable due to renegotiated payment terms with our vendors.  We plan to reduce our working capital by approximately $50 million on an equivalent-store basis by the end of fiscal 2004, as compared to the end of fiscal 2003.

Investing Cash Flows

Net cash used in investing activities was $50.0 million in the first half of fiscal 2004, compared to $45.6 million in the same period of fiscal 2003.  Investing activities primarily consist of capital expenditures for new stores, store improvements, technology and supply chain improvements, partially offset by cash receipts from property dispositions.  In the first half of fiscal 2004, investing cash outflows also included the acquisition of American Diversified Pharmacies (ADP), a mail service pharmacy.

We opened 8 new stores in the first half of fiscal 2004 compared to 11 new stores, offset by 5 closed stores, in the same period last year.  We plan to open 11 new stores and to remodel approximately 20 existing stores in the third and fourth quarters of fiscal 2004.  We expect net capital expenditures in fiscal 2004 to be approximately $110 million to $120 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements, including expenditures under the supply chain program discussed further below.  In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

In February 2002, our board of directors approved a program for upgrading our supply chain practices in an effort to increase efficiency and enhance profitability.  Over the term of this program (February 2002 through expected completion in fiscal year 2006), we expect to spend approximately $60 million in capital additions for supply chain improvements, largely related to systems changes.  Since inception of the program, we have spent approximately $22 million in capital additions.

Financing Cash Flows

Net cash used in financing activities was $22.8 million in the first half of fiscal 2004, compared to $25.2 million in the same period of fiscal 2003.  Our financing activities consist of long-term borrowings and repayments, repurchases of common stock and dividend payments.

In the first half of fiscal 2004, proceeds from borrowings on our unsecured revolving line of credit were $10 million.  We used these borrowings, together with cash flows from operations, to finance capital expenditures,  stock repurchases and dividend payments.  We also repaid $2.2 million of long-term borrowings, consisting primarily of regularly scheduled principal payments on our private placement notes.  In the first half of fiscal 2003, we repaid $14.4 million of long-term borrowings, including $12.0 million on our line of credit and regularly scheduled principal payments of $2.4 million, primarily on our private placement notes.

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

Our board of directors makes decisions about the declaration of quarterly dividends after reviewing our results of operations and financial position.  We paid dividends of $0.28 per share, or $10.5 million and $10.7 million, respectively, in the first half of fiscal 2004 and 2003.

RISK FACTORS

You should carefully read the following risk factors.

Continued economic softness could continue to adversely affect consumer-buying practices and reduce our sales and profitability.

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

We are currently undertaking significant organizational changes, including store workflow and staffing changes, increased centralization, restructured incentive compensation arrangements and other strategic initiatives.  In addition, in February 2002 our board of directors approved a program to upgrade our supply chain practices in an effort to increase efficiency and enhance profitability.  Over the term of this program (February 2002 through expected completion in fiscal year 2006) we expect to spend approximately $60 million in capital additions for supply chain improvements, largely related to systems changes.  Since inception of the program, we have spent approximately $22 million in capital additions.  Most recently, our program to upgrade our supply chain practices included the implementation of new distribution management software in one of our front-end distribution centers.  Such systems implementations are complex and could adversely affect our sales, gross profit and operating and administrative expenses.

Our ability to successfully implement these organizational changes, which are significant to our operations and business practices, is critical to our future profitability.  We cannot assure you that we will be able to execute these initiatives successfully and without significant disruption to our business.  If we are not successful, we will have spent significant capital and human effort and may not achieve any of the expected benefits from these initiatives.

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

Our pharmacy business is subject to numerous federal, state and local regulations, many of which are new and developing.  These include local registrations of pharmacies in the states where our pharmacies are located and applicable Medicare and Medicaid regulations.  In addition, the Health Insurance Portability and Accountability Act (“HIPAA”) imposes certain requirements regarding the protection of confidential patient medical records and other information.  Compliance with these regulations, particularly HIPAA, requires that we implement complex changes to our systems and processes.  Failure to adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties.  Furthermore, any new federal or state regulations or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

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

The costs of employee health, workers’ compensation, property and casualty, general liability, director and officer and other types of insurance have continued to rise, while the amount and availability of coverage have decreased.  Claims costs for workers’ compensation and other self-insured exposures have also increased.  In the second quarter of fiscal 2004, for example, our insurance-related expenses, increased $3.8 million, or 0.3% of sales, over the same quarter last year.  These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions and terrorism.  If our insurance-related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

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

Item 3.                Quantitative and Qualitative Disclosures of Market Risk

Our major market risk exposure is changing interest rates.  We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs and general corporate purposes.  Our unsecured revolving line of credit ($35 million as of July 31, 2003) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense.  We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions.  We have not purchased and do not currently hold any derivative financial instruments.  Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (29 basis points on our floating-rate debt as of July 31, 2003) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

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

As of July 31, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4.                              Submission of Matters to a Vote of Security Holders

(a)                                  On May 20, 2003, we held our annual meeting of stockholders in Walnut Creek, California.

(b)                                 The following directors were elected at the annual meeting:

	Votes in favor	Votes withheld
W.F. Bryant	24,128,317	8,012,679
M.H. Dashe	24,400,581	7,740,415
M.S. Metz	19,573,597	12,567,399
A.G. Wagner	19,592,866	12,548,130
D.E. Knapp	23,078,386	9,062,610

There were no abstentions and no broker non-votes.  Other directors whose terms of office as directors continued after the annual meeting are:

W.L Chenevich

L.T. Barnes

R.M. Long

R.A. Plomgren

H.R. Somerset

D.L. Sorby

F.E. Trotter

(c)                                  Other matters voted upon at the annual meeting were as follows:

Approval of the 2003 Executive Incentive Plan:

Votes in favor	21,130,032
Votes withheld	10,173,516
Votes abstaining	837,448

Approval of Amended and Restated 1995 Long-Term Incentive Plan:

Votes in favor	19,389,362
Votes withheld	11,846,636
Votes abstaining	904,998

Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending January 29, 2004:

Votes in favor	21,082,618
Votes withheld	10,578,329
Votes abstaining	480,049

Item 6.                              Exhibits and Reports on Form 8-K

(d)                                 Exhibits

Exhibit 10.1                      Longs Drug Stores Corporation 2003 Executive Incentive Plan, as approved by stockholders on May 20, 2003.

Exhibit 10.2                      Amendment to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as approved by stockholders on May 20, 2003.

Exhibit 10.3:      Employment agreement between Longs Drug Stores California, Inc. and Richard W. Dreiling, Executive Vice President, Chief Operations Officer, dated July 8, 2003.

Exhibit 10.4:      Form of Agreement for Termination Benefits in the Event of a Change in Corporate Control between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above.

Exhibit 10.5:      Form of Retention Agreement between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above.

Exhibit 31:                            Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32:                            Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(e)                                  Reports on Form 8-K

On May 13, 2003, we filed a Current Report on Form 8-K regarding our March 2003 sales results.

On May 19, 2003, we filed a Current Report on Form 8-K regarding our first quarter of fiscal 2004 financial results and second quarter and full year fiscal 2004 financial projections.

On June 13, 2003, we filed a Current Report on Form 8-K regarding our May sales results.

On July 11, 2003, we filed a Current Report on Form 8-K regarding our June sales results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION
(Registrant)

Date:	September 12, 2003	/s/ S. F. McCann
(S. F. McCann) Senior Vice President, Chief Financial Officer and Treasurer

Date:	September 12, 2003	/s/ R. L. Chelemedos
(R. L. Chelemedos) Vice President – Controller and Assistant Secretary (Principal Accounting Officer)