Form 10-Q
period 2003-10-30
LONGS DRUG STORES CORP
filed 2003-12-12
CIK 764762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 2003

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

Yes  ☒      No  ☐

There were 37,476,396 shares of common stock outstanding as of November 27, 2003.

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	October 30, 2003	October 31, 2002	October 30, 2003	October 31, 2002
	(Thousands Except Per Share Amounts)

Sales	$1,087,293	$1,064,470	$3,299,886	$3,255,929
Cost of sales	813,289	787,682	2,452,736	2,418,852
Gross profit	274,004	276,788	847,150	837,077

Operating and administrative expenses	241,984	249,842	744,106	730,261
Depreciation and amortization	20,066	19,595	63,753	57,677
Provision for store closures and asset impairment	—	—	2,543	—
Legal settlements and other disputes	—	—	—	469
Operating income	11,954	7,351	36,748	48,670
Interest expense	3,648	3,515	10,904	10,243
Interest income	(76)	(228)	(315)	(874)
Income before income taxes and cumulative effect of accounting change	8,382	4,064	26,159	39,301
Income taxes	3,152	1,076	9,836	14,402
Income before cumulative effect of accounting change	5,230	2,988	16,323	24,899
Cumulative effect of accounting change (net of tax benefit of $16,410)	—	—	—	(24,625)
Net income	$5,230	$2,988	$16,323	$274

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.14	$0.08	$0.44	$0.66
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	—	(0.65)
Net income	$0.14	$0.08	$0.44	$0.01

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.14	$0.08	$0.44	$0.65
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	—	(0.64)
Net income	$0.14	$0.08	$0.44	$0.01
Dividends per common share	$0.14	$0.14	$0.42	$0.42

Weighted average number of shares outstanding:
Basic	37,144	37,998	37,210	37,892
Diluted	37,413	38,274	37,411	38,197

See notes to condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	October 30, 2003	October 31, 2002	January 30, 2003
	(Thousands Except Share Information)

	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$55,088	$59,576	$40,195
Pharmacy and other receivables, net	148,090	122,806	135,610
Merchandise inventories, net	478,209	490,262	443,435
Deferred income taxes	33,395	24,229	32,131
Other	11,500	10,098	11,290
Total current assets	726,282	706,971	662,661

Property:
Land	104,761	105,787	107,175
Buildings and leasehold improvements	542,069	517,855	524,768
Equipment and fixtures	526,739	498,523	487,888
Total property at cost	1,173,569	1,122,165	1,119,831
Less accumulated depreciation	567,211	521,130	523,813
Property, net	606,358	601,035	596,018
Goodwill	82,085	82,236	82,085
Intangible assets, net	6,446	5,702	5,430
Other assets	3,719	6,139	5,877
Total	$1,424,890	$1,402,083	$1,352,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$333,958	$312,021	$270,986
Employee compensation and benefits	94,314	84,010	92,185
Taxes payable	45,454	42,297	54,579
Current portion of long-term debt	63,923	2,345	2,348
Total current liabilities	537,649	440,673	420,098
Long-term debt	147,558	211,481	181,429
Deferred income taxes and other long-term liabilities	35,914	35,788	34,074
Commitments and Contingencies

Stockholders’ Equity:
Common stock (37,481,000, 38,475,000 and 38,501,000 shares outstanding)	18,740	19,237	19,250
Additional capital	168,843	169,362	169,853
Unearned compensation	(2,972)	(5,342)	(4,562)
Retained earnings	519,158	530,884	531,929
Total stockholders’ equity	703,769	714,141	716,470

Total	$1,424,890	$1,402,083	$1,352,071

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the 39 weeks ended
	October 30, 2003	October 31, 2002
	(Thousands)

Operating Activities:
Net income	$16,323	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	24,625
Depreciation and amortization	63,753	57,677
Provision for store closures and asset impairment	2,543	—
Deferred income taxes and other	(945)	6,985
Stock awards, net	416	1,566
Common stock contribution to benefit plan	6,298	6,794
Changes in assets and liabilities:
Pharmacy and other receivables	(12,480)	173
Merchandise inventories	(34,774)	(83,879)
Other assets	1,654	(5,719)
Current liabilities and other	54,976	(3,533)
Net cash provided by operating activities	97,764	4,963

Investing Activities:
Capital expenditures and acquisitions	(83,790)	(71,384)
Proceeds from property dispositions	8,999	6,453
Net cash used in investing activities	(74,791)	(64,931)

Financing Activities:
Proceeds from long-term borrowings	30,000	15,000
Repayments of long-term borrowings	(2,296)	(2,577)
Repurchase of common stock	(20,023)	—
Dividend payments	(15,761)	(16,066)
Net cash used in financing activities	(8,080)	(3,643)

Increase (decrease) in cash and cash equivalents	14,893	(63,611)
Cash and cash equivalents at beginning of period	40,195	123,187

Cash and cash equivalents at end of period	$55,088	$59,576

Supplemental disclosure of cash flow information:
Cash paid for interest	10,216	9,989
Cash paid for income taxes	15,820	20,561

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

For the 52 weeks ended January 30, 2003 and the 39 weeks ended October 30, 2003

			Additional Capital	Common Stock Contributions to Profit Sharing Plan	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
	(Thousands)
Balance at January 31, 2002	37,977	$18,988	$156,977	$2,939	$(4,007)	$546,676	$721,573

Net income						6,702	6,702
Dividends ($0.56 per share)						(21,449)	(21,449)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY02 profit sharing contribution	120	60	2,879	(2,939)			—
Issuance of stock for 401(k) matching contributions	303	151	7,410				7,561
Stock awards, net of forfeitures	101	51	2,519		(2,729)		(159)
Amortization of restricted stock awards					2,174		2,174
Tax benefits related to stock awards			68				68

Balance at January 30, 2003	38,501	19,250	169,853	—	(4,562)	531,929	716,470

Unaudited:
Net income						16,323	16,323
Dividends ($0.42 per share)						(15,761)	(15,761)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	365	183	6,115				6,298
Stock awards, net of forfeitures	(25)	(13)	(735)		298		(450)
Amortization of restricted stock awards					1,292		1,292
Tax expense related to stock awards			(426)				(426)
Stock options exercised	2	1	45				46
Repurchase of common stock	(1,362)	(681)	(6,009)			(13,333)	(20,023)

Balance at October 30, 2003	37,481	$18,740	$168,843	$—	$(2,972)	$519,158	$703,769

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying condensed consolidated financial statements include Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  The condensed consolidated financial statements have been prepared on a basis consistent with the accounting policies described in the Annual Report of the Company on Form 10-K for the fiscal year ended January 30, 2003, and reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the results for the periods presented.  The condensed consolidated financial statements as of and for the periods ended October 30, 2003 and October 31, 2002 are unaudited.  The condensed consolidated balance sheet as of January 30, 2003, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 30, 2003.  Certain reclassifications have been made to prior year financial statements to conform to the current presentation. Such reclassifications included a reclassification of advertising expenses from operating and administrative expenses to cost of sales.

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

	13 weeks ended		39 weeks ended
	October 30, 2003	October 31, 2002	October 30, 2003	October 31, 2002
	Thousands, except per share amounts
Net income, as reported	$5,230	$2,988	$16,323	$274
Add (Deduct): Stock-based employee compensation expense (benefit) included in reported net income, net of related tax effects	(57)	314	527	896
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(721)	(1,098)	(2,942)	(2,165)
Pro forma net income (loss)	$4,452	$2,204	$13,908	$(995)
Basic net income (loss) per share:
As reported	$0.14	$0.08	$0.44	$0.01
Pro forma	0.12	0.06	0.37	(0.03)
Diluted net income (loss) per share:
As reported	$0.14	$0.08	$0.44	$0.01
Pro forma	0.12	0.06	0.37	(0.03)

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

	39 weeks ended
	October 30, 2003	October 31, 2002
	Thousands
Store closure reserve, beginning of period	$7,826	$12,551
Provision for store closures	1,000	—
Net costs incurred for closed stores, charged against reserve	(1,273)	(4,170)
Store closure reserve, end of period	$7,553	$8,381

Substantially all of the Company’s store closure reserves as of October 30, 2003 were for lease-related costs associated with closed stores with remaining lease terms extending through various dates with the longest lease term ending January 2026.

The Company also reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.  Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually, or more frequently if events or changes in circumstances warrant.  For the 39 weeks ended October 30, 2003, the provision for store closures and asset impairment includes $1.5 million of asset impairments related to the write-off of abandoned information technology assets.

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

	13 weeks ended		39 weeks ended
	October 30, 2003	October 31, 2002	October 30, 2003	October 31, 2002
	Thousands
Basic weighted average number of shares outstanding	37,144	37,998	37,210	37,892
Effect of dilution from:
Restricted stock awards	176	202	165	186
Stock options	93	74	36	119

Diluted weighted average number of shares outstanding	37,413	38,274	37,411	38,197

The computation of diluted earnings per share excluded 2,911,500 and 3,345,797 stock options for the 13-week and 39-week periods ended October 30, 2003, respectively, and 209,900 and 69,967 stock options for the 13-week and 39-week periods ended October 31, 2002, respectively, because their effect would have been anti-dilutive.

5.             Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value.  Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $174.7 million as of October 30, 2003, $169.7 million as of October 31, 2002 and $171.4 million as of January 30, 2003.  LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix.  Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels, and merchandise mix are determined.

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

	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of October 30, 2003:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,414	$(825)	$1,589
Non-compete agreements and other	2-5 years	102	(64)	38
Total		2,516	(889)	1,627
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,819	—	4,819
Total		$7,335	$(889)	$6,446
As of January 30, 2003:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$1,121	$(478)	$643
Non-compete agreements and other	2-5 years	91	(47)	44
Total		1,212	(525)	687
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,743	—	4,743
Total		$5,955	$(525)	$5,430

Amortization expense for intangible assets with finite useful lives was $171 thousand and $364 thousand for the 13-week and 39-week periods ended October 30, 2003, respectively.  Estimated annual amortization expense on these intangibles for fiscal 2004 and each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year 2004	$526
Fiscal Year 2005	513
Fiscal Year 2006	393
Fiscal Year 2007	256
Fiscal Year 2008	224
Fiscal Year 2009	79
Total	$1,991

7.             Debt

Long-term debt as of October 30, 2003 and January 30, 2003 consisted of the following:

	October 30, 2003	January 30, 2003
	Thousands
Unsecured revolving line of credit, interest based on LIBOR (weighted average rate of 2.88% as of October 30, 2003), expires October 2004	$55,000	$25,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	156,429	158,571
Other	52	206
Total long-term debt	211,481	183,777

Less current portion	63,923	2,348
Long-term portion	$147,558	$181,429

During the second quarter of fiscal 2004, the Company exercised an option to increase the borrowing capacity of its unsecured revolving line of credit, resulting in a $45 million increase to a total capacity of $195 million.  Borrowings on the line of credit do not require repayment until the October 2004 expiration date.  The Company intends to renew or replace the line of credit prior to expiration; nevertheless all amounts are classified as current liabilities because of the October 2004 expiration date.

The Company’s debt agreements contain limits on borrowings and repurchases of the Company’s stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios.  As of October 30, 2003, the Company was in compliance with the restrictions and limitations included in these provisions.

8.             Stockholders’ Equity

In February and March 2003, the Company repurchased 853,100 shares of its common stock at a total cost of $12.0 million to complete a share repurchase program authorized by the Board of Directors in November 1999.  In March 2003, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 additional shares of Company stock through January 2008, for a maximum total expenditure of $50 million.  The Company repurchased 509,100 shares under the new authorization in March 2003 at a total cost of $8.0 million.  The Company did not repurchase any of its common stock in the 39 weeks ended October 31, 2002.

9.             Segment Information

The Company operates in two business segments, retail drug stores and pharmacy benefit management (“PBM”).  These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting.  Management evaluates each segment’s operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows.  Inter-segment transactions and balances are eliminated in consolidation.

Pharmacy is the cornerstone of the retail drug store segment, complemented by such “front-end” categories as over-the-counter medications, health care products, photo and photo processing, cosmetics, greeting cards, food and beverage items, housewares, toiletries, mail centers and seasonal merchandise.  As of October 30, 2003, the retail drug store segment operated 467 retail stores in six western states and one mail order pharmacy under the names Longs, Longs Drugs, Longs Drug Stores, Longs Pharmacy and American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management, claims processing and generic substitution.

The following table summarizes significant financial information by segment as of and for the 13-week and 39-week periods ended October 30, 2003 and October 31, 2002:

	13 weeks ended		39 weeks ended
	October 30, 2003	October 31, 2002	October 30, 2003	October 31, 2002
	Thousands
Sales:
Retail Drug Stores	$1,080,141	$1,058,496	$3,279,491	$3,239,546
Pharmacy Benefit Management	7,152	5,974	20,395	16,383
Consolidated Totals	$1,087,293	$1,064,470	$3,299,886	$3,255,929

Operating Income:
Retail Drug Stores	$8,688	$4,721	$27,817	$41,948
Pharmacy Benefit Management	3,266	2,630	8,931	6,722
Consolidated Totals	$11,954	$7,351	$36,748	$48,670

	October 30, 2003	October 31, 2002	January 30, 2003
	Thousands
Total Assets:
Retail Drug Stores	$1,366,228	$1,355,187	$1,299,967
Pharmacy Benefit Management	60,218	48,543	53,710
Intersegment Eliminations	(1,556)	(1,647)	(1,606)
Consolidated Totals	$1,424,890	$1,402,083	$1,352,071

Consolidated total sales include the following product and service types:

	13 weeks ended		39 weeks ended
	October 30, 2003	October 31, 2002	October 30, 2003	October 31, 2002
	Thousands
Pharmacy sales	$516,616	$480,249	$1,546,097	$1,465,035
Front-end sales	563,525	578,247	1,733,394	1,774,511
Pharmacy benefit management revenues	7,152	5,974	20,395	16,383
Consolidated total sales	$1,087,293	$1,064,470	$3,299,886	$3,255,929

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  Such statements relate to, among other things, pharmacy and front-end sales trends, prescription margins, margin improvement, cost reductions, changes in supply chain practices, inflation rates, workers’ compensation costs, the number of store openings and the level of capital expenditures, and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.  These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by such statements.  These risks and uncertainties include, but are not limited to, changes in economic conditions generally or in the markets we serve; consumer preferences and spending patterns; economic softness and unemployment; the impact of state and federal budget deficits on government healthcare spending and economic conditions generally; competition from other drugstore chains, supermarkets, on-line retailers, other retailers and mail order companies; changes in state or federal legislation or regulations affecting our business; the efforts of third-party payers to reduce prescription drug costs; the success of planned advertising and merchandising strategies; labor unrest in the same or competitive industries; the availability and cost of real estate for, and construction of, new stores; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to improve our purchasing of front-end products; our ability to successfully implement new computer systems and technology; our ability to obtain adequate insurance coverage; the effect of war and terrorism on economic conditions and consumer spending patterns; the impact of rising workers’ compensation, health and welfare and energy costs on our operations; changes in internal business processes associated with supply chain and other initiatives; adverse determinations with respect to litigation or other claims; and other factors discussed in this quarterly report under “Risk Factors” and elsewhere or in any of our other SEC filings.  We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS

Sales

	13 weeks ended		39 weeks ended
	October 30, 2003	October 31, 2002	October 30, 2003	October 31, 2002

Sales (Thousands)	$1,087,293	$1,064,470	$3,299,886	$3,255,929
Sales Growth over Same Period in Previous Year	2.1%	4.6%	1.3%	5.3%
Same-Store Sales (Decline) Growth	(0.7)%	2.7%	(1.1)%	3.4%
Impact of New Stores/Closed Stores on Sales Growth	2.7%	1.5%	2.3%	1.4%
Impact of PBM Revenues on Sales Growth	0.1%	0.4%	0.1%	0.5%

Pharmacy Sales Growth	7.6%	6.1%	5.5%	7.4%
Same-Store Pharmacy Sales Growth	3.9%	5.4%	2.8%	6.5%
Pharmacy as a % of Total Retail Drug Store Sales	47.8%	45.4%	47.1%	45.2%
% of Pharmacy Sales Paid by Third Party Health Plans	89.9%	90.9%	90.3%	90.9%

Front-End Sales (Decline) Growth	(2.5)%	2.7%	(2.3)%	2.8%
Same-Store Front-End Sales (Decline) Growth	(4.6)%	0.5%	(4.4)%	1.0%
Front-End as a % of Total Retail Drug Store Sales	52.2%	54.6%	52.9%	54.8%

Thirteen Weeks Ended October 30, 2003 versus Thirteen Weeks Ended October 31, 2002

Sales increased 2.1% in the third quarter of fiscal 2004 (ended October 30, 2003) over the same quarter in fiscal 2003.  Growth in the number of stores accounted for 2.7% of total sales growth, offset by a 0.7% decrease in same-store sales. Growth in revenues at RxAmerica, our pharmacy benefit management (“PBM”) subsidiary, contributed the remaining 0.1% of total sales growth in the quarter.

On October 11, 2003, union workers initiated a strike against three major grocery chains in Southern California, resulting in increased sales in some of our Southern California stores.  We estimate that the strike increased our third quarter same-store sales by 0.8 to 1.0 percentage points, resulting in an estimated earnings increase of $0.01 per diluted share.

Pharmacy sales increased 7.6% in the third quarter over the same quarter last year, with same-store pharmacy sales increasing 3.9%.  Pharmacy sales were 47.8% of total retail drug store sales in the third quarter of fiscal 2004, compared to 45.4% in the same quarter of fiscal 2003.  We expect pharmacy sales to continue to increase as a percentage of total retail drug store sales as pharmacy sales continue to increase faster than front-end sales.

Prescription volumes in the third quarter of fiscal 2004 were down slightly from those in the same quarter last year.  The conversion of the allergy drug Claritin from prescription to over-the-counter status in January 2003 negatively impacted prescription volumes.  This effect on comparative period volumes will end after the fourth quarter as we reach the anniversary of Claritin’s conversion from prescription status.  Health concerns over women’s hormone replacement therapy drugs, continued sluggish economic growth and higher patient co-payments under some insurance plans also had a negative impact on prescription volumes.  We expect these trends to continue for at least the next several quarters.

The average retail price per prescription increased 5.0% over the third quarter of fiscal 2003.  We expect that average retail prices for prescription drugs will continue to rise.  While utilization of several lower priced, high-volume generic drugs has continued to be significant, the rate of growth of generic utilization has declined, and therefore the impact on average retail prices and our pharmacy same-store sales has also declined.

Third-party health plans covered approximately 90% of our pharmacy sales in the third quarter of fiscal 2004, compared to approximately 91% in the same quarter last year.  We expect third-party sales to remain at or near 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans.

Front-end sales decreased 2.5% from the third quarter of last year, with same-store front-end sales decreasing 4.6%.  Several factors contributed to the decline in our front-end sales:

•                                          Economic weakness and high unemployment, particularly in California, continued to adversely affect our front-end sales.

•                                          We have experienced a decline in sales in our photo category, primarily due to consumers’ continued migration to digital photography technology.  In response to this technology migration, we recently completed the installation of updated digital photography technology in more than 80% of our stores.

•                                          During the quarter, we reduced prices on an additional 1,000 high-volume items, bringing the year-to-date total to over 2,000 items, in categories such as health and beauty care, over-the-counter medications and convenience grocery in order to improve our competitive position and increase our sales over the longer term.

•                                          We experienced some disruption to our supply chain, which adversely impacted our front-end sales, due to the implementation of a new distribution management system in our Northern California distribution center.

Thirty-Nine Weeks Ended October 30, 2003 versus Thirty-Nine Weeks Ended October 31, 2002

Sales increased 1.3% in the first nine months of fiscal 2004 over the same period in fiscal 2003.  Growth in the number of stores accounted for 2.3% of total sales growth, offset by a 1.1% decrease in same-store sales. Growth in revenues at RxAmerica contributed the remaining 0.1% of total sales growth in the first nine months of fiscal 2004.

Pharmacy sales increased 5.5% in the first nine months of fiscal 2004 over the same period last year, with same-store pharmacy sales increasing 2.8%.  Pharmacy sales were 47.1% of total drug store sales in the first nine months of fiscal 2004, compared to 45.2% in the same period last year.

Prescription volumes decreased in the first nine months of fiscal 2004 from the same period last year as a result of the conversion of the allergy drug Claritin from prescription to over-the-counter status, health concerns over women’s hormone replacement therapy drugs, continued sluggish economic growth and higher patient co-payments under some insurance plans.  The average retail price per prescription increased 5.6% over the first nine months of fiscal 2003.  Increased generic utilization negatively impacted same-store pharmacy sales by approximately 1.4% in the first nine months of fiscal 2004.

Front-end sales decreased 2.3% from the first nine months of last year, with same-store front-end sales decreasing 4.4%. Factors contributing to the decrease in front-end sales include economic weakness and high unemployment, particularly in California, a decline in our photo category, price reductions in certain high-volume items and some disruption to our supply chain associated with the implementation of a new distribution management system.

Gross Profit

	13 weeks ended		39 weeks ended
	October 30, 2003	October 31, 2002	October 30, 2003	October 31, 2002

Gross Profit (Thousands)	$274,004	$276,788	$847,150	$837,077
Gross Profit as a % of Sales	25.2%	26.0%	25.7%	25.7%
LIFO Provision (Thousands)	$250	$1,000	$3,250	$4,400

Thirteen Weeks Ended October 30, 2003 versus Thirteen Weeks Ended October 31, 2002

Gross profit was 25.2% of sales in the third quarter of fiscal 2004, compared to 26.0% in the same quarter last year.  Several factors contributed to the decline in our gross profit:

•                                          Approximately 90% of our pharmacy sales are wholly or partially reimbursed by third-party health plans, which have lower gross profit percentages than non third-party sales.  Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members, resulting in pressure on pharmacy gross profits.  Recently, the California state budget included a proposed 5% across-the-board reduction in Medi-Cal reimbursements to pharmacies effective January 1, 2004 and reductions in reimbursements for workers’ compensation prescriptions.  If the State of California implements these or similar or additional reductions in reimbursement levels, our gross profits could be significantly adversely affected.  Pharmacy sales also have lower gross profit percentages than front-end sales, and as pharmacy sales continue to grow as a percent of total sales, overall gross profit percentages will be adversely impacted.

•                                          Our promotional sales increased as a percentage of total front-end sales in the third quarter of fiscal 2004 over the same quarter last year.  Promotional sales have lower gross profit percentages than non-promotional sales.  We expect that our promotional sales will continue to be a significant portion of our total front-end sales in light of persistent softness in the economy and promotional activities by our competitors, resulting in pressure on our front-end gross profits.

•                                          During the quarter, we reduced prices on an additional 1,000 high-volume items, bringing the year-to-date total to over 2,000 items, in categories such as health and beauty care, over-the-counter medications and convenience grocery in order to improve our competitive position and increase our sales over the longer term.

•                                          We experienced higher distribution costs as a result of the implementation of a new distribution management system in our Northern California distribution center.

Better buying practices and opportunities resulting from our progress in centralizing procurement, advertising and promotional activities as part of our initiative to upgrade our supply chain practices partially offset the decline in our gross profit.

Our gross profit included LIFO provisions, which are included in cost of sales, of $250 thousand in the third quarter of fiscal 2004 and $1.0 million in the same quarter last year.  The decrease in the LIFO provision is primarily due to lower overall net inflation on our merchandise costs during the year.  The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix.  We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels, and merchandise mix.  We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels, and merchandise mix.

In the first quarter of fiscal 2004, we began classifying advertising expenses as a component of cost of sales.  Previously, we classified advertising expense as a component of operating and administrative expenses.  We reclassified results for the third quarter of fiscal 2003 to conform to this new presentation, resulting in a $5.2 million increase in cost of sales and an offsetting decrease in previously reported operating and administrative expenses, with no effect on reported net income.

Thirty-Nine Weeks Ended October 30, 2003 versus Thirty-Nine Weeks Ended October 31, 2002

Gross profit was 25.7% of sales in the first nine months of fiscal 2004, consistent with the same period last year.  Factors that favorably affected our gross profit included better buying practices and opportunities resulting from our progress in centralizing procurement; advertising and promotional activities as part of our initiative to upgrade our supply chain practices; and the increased usage of generic drugs, which have higher gross profit percentages than name-brand drugs.  The favorable effects of these items were offset by continued margin pressure on our pharmacy sales reimbursed by third-party health plans; higher pharmacy sales as a percentage of total sales; increased promotional front-end sales; price reductions in certain high-volume items; and higher distribution costs associated with the implementation of a new distribution management system.

Our gross profit included LIFO provisions, which are included in cost of sales, of $3.25 million in the first nine months of fiscal 2004 and $4.40 million in the same period of fiscal 2003.

The reclassification of advertising expenses as a component of cost of sales rather than operating and administrative expenses resulted in an increase of $16.3 million in previously reported cost of sales and an offsetting decrease in previously reported operating and administrative expenses for the 39 weeks ended October 30, 2002, with no effect on reported net income.

Operating and Administrative Expenses

Thirteen Weeks Ended October 30, 2003 versus Thirteen Weeks Ended October 31, 2002

Operating and administrative expenses decreased $7.8 million, or 3.1%, to $242.0 million (22.3% of sales) for the third quarter of fiscal 2004 from $249.8 million (23.5% of sales) in the same quarter last year.  The decrease in operating and administrative expenses was primarily due to decreases in labor and related benefit costs as a result of a series of steps we took earlier in the fiscal year to improve our productivity and reduce our costs.  These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, the closure of certain support facilities, store labor savings through workflow and staffing changes, a restructuring of our incentive compensation arrangements and the voluntary separation program for store managers announced in July 2003.

Thirty-Nine Weeks Ended October 30, 2003 versus Thirty-Nine Weeks Ended October 31, 2002

Operating and administrative expenses increased $13.8 million, or 1.9%, to $744.1 million (22.6% of sales) for the third quarter of fiscal 2004 from $730.3 million (22.4% of sales) in the same period last year.  Operating and administrative expenses for the first nine months of fiscal 2004 included costs of $7.1 million, or 0.2% of sales, for the previously mentioned reductions in administrative workforce, facility closures and the voluntary separation program for store managers.

In addition, workers’ compensation and other insurance-related expenses increased $8.2 million, or 0.2% of sales, in the first nine months of fiscal 2004 over the same period last year.  The increase in workers’ compensation expenses was primarily due to regulatory changes in our principal markets and higher health care costs, particularly in California.  The California State Legislature is currently considering changes to the state’s workers’ compensation laws in an effort to reduce costs, and we cannot predict the outcome of such deliberations.  However, we are continuing to develop our existing workplace safety practices in an effort to partially mitigate this increase in costs over time by reducing the number of workers’ compensation claims.

These increases in operating and administrative expenses for the first nine months of fiscal 2004 were partially offset by expense reductions, primarily labor and related benefit costs, resulting from the aforementioned initiatives, and net gains on the disposition of certain properties.

Depreciation and Amortization

Depreciation and amortization expenses were $20.1 million and $63.8 million in the third quarter and first nine months of fiscal 2004, compared to $19.6 million and $57.7 million in the same periods of fiscal 2003.  The increase in the year-to-date period was primarily due to accelerated depreciation of $5.2 million in the first six months of fiscal 2004 arising from the abandonment of a pharmacy information system.

Provision for Store Closures and Asset Impairment

In the second quarter of fiscal 2004 we recorded a provision of $1.0 million for store closures related to the default of a sublease tenant in a closed store location.  We closed one store in the first nine months of fiscal 2004 and three stores in the first nine months of fiscal 2003.  In the second quarter of fiscal 2004 we also recorded a provision of $1.5 million for asset impairments related to the write-off of abandoned information technology assets.  We are currently evaluating certain underperforming stores and, depending upon the outcome of our analysis, could decide to close some of these stores.  Because many of the stores we are evaluating have leases extending for several years, charges we may incur upon closure could be material.

Legal Settlements and Other Disputes

In the second quarter of fiscal 2003, we recorded a net charge of $0.5 million for the settlement of certain legal matters. These matters were settled in earlier fiscal years, and as final payments were made during the second quarter of fiscal 2003, we incurred additional net costs over those previously estimated.

Net Interest Expense

Net interest expense was $3.6 million and $10.6 million in the third quarter and first nine months of fiscal 2004, compared to $3.3 million and $9.4 million in the same periods last year.  The increase was due to higher average borrowings, partially offset by lower average interest rates.

Income Taxes

Our effective income tax rate was 37.6% in the third quarter and first nine months of fiscal 2004, compared to 26.5% and 36.6% in the same periods of fiscal 2003. The increase was primarily due to the benefits of tax credits recognized in the third quarter last year.  We expect our effective income tax rate to be approximately 37.6% for the remainder of fiscal 2004.

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

We have an unsecured revolving line of credit with a syndication of banks, which expires in October 2004 and accrues interest at LIBOR-based rates.  During the second quarter of fiscal 2004, we exercised an option to increase the borrowing capacity of this credit facility, resulting in a $45 million increase to a total capacity of $195 million.  Borrowings on the line of credit do not require repayment until the October 2004 expiration date.  As of October 30, 2003, $55 million was outstanding under this line of credit with a weighted average interest rate of 2.88%.  We intend to renew or replace the line of credit prior to expiration; nevertheless we have classified all amounts as current liabilities because of the October 2004 expiration date.

Additionally, as of October 30, 2003, we have $156.4 million in privately placed promissory notes.  These notes mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%.  The notes include penalties for repayment prior to their scheduled maturities.

Our debt agreements contain limits on borrowings and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios.  During the first quarter of fiscal 2004, we amended our unsecured revolving line of credit agreement to revise certain financial covenants and limitations and increase our maximum allowable repurchases of company stock.  As of October 30, 2003, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit or replacement facilities, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $97.8 million in the first nine months of fiscal 2004, compared to $5.0 million in the same period last year.  The increase in operating cash flows was primarily due to changes in working capital.

During the first nine months of fiscal 2004, inventories increased $34.8 million compared to the end of fiscal 2003, primarily due to our normal seasonal build-up of inventories for the holiday season.  During the first nine months of fiscal 2003, inventories increased $83.9 million compared to the end of fiscal 2002, primarily due to accelerated purchases of certain seasonal merchandise due to the uncertainty caused by the West Coast port labor disputes, as well as lower than anticipated sell-through of inventory during the third quarter of fiscal 2003.

During the first nine months of fiscal 2004, current liabilities, excluding the current portion of long-term debt, increased $55.0 million from the end of fiscal 2003.  The increase in current liabilities was primarily due to a $63.0 million increase in accounts payable and accrued expenses as a result of the seasonal holiday purchases as well as improved payment terms with many of our vendors, offset by a decrease of $9.1 million in taxes payable reflecting the timing of payment of income and sales taxes during the first nine months of fiscal 2004.  During the first nine months of fiscal 2003 current liabilities decreased due to the timing of payment of income and sales taxes and the timing of payments to participating pharmacies by our PBM segment, offset by increases in accounts payable and accrued expenses for normal seasonal build-up of inventories for the holiday season.

During the first nine months of fiscal 2004, pharmacy and other receivables increased $12.5 million from the end of fiscal 2003.  The increase was primarily due to increased pharmacy receivables arising from higher sales, increased amounts owed to us from vendors as a result of changes in some of our contractual purchase arrangements and the timing of payments from customers in our PBM segment.

Working capital, defined as current assets less current liabilities, was $188.6 million as of October 30, 2003 and $266.3 million as of October 31, 2002, a reduction of $77.7 million.  As of October 30, 2003, current liabilities included $63.9 million for the current portion of long-term debt ($55 million on our unsecured revolving line of credit, which expires in October 2004, and $8.9 million of principal payments due over the next 12 months on our private placement and other notes).  Excluding the effect of the current portion of long-term debt, our working capital decreased by $28 million on an equivalent-store basis from the end of the third quarter last year.  These reductions in working capital have come primarily from inventory reductions resulting from our progress in centralizing procurement and distribution, and increases in accounts payable due to improved payment terms with many of our vendors.  Our goal is to reduce our working capital by approximately $50 million on an equivalent-store basis by the end of fiscal 2004, as compared to the end of fiscal 2003.

Changes in equivalent-store working capital serve as a measure of our working capital management, excluding the effects of changes in the number of stores.  We calculate the change in equivalent-store working capital by multiplying the change in average working capital per store by the number of stores open as of the end of the current period.  We have excluded the current portion of long-term debt from our calculation of equivalent-store working capital because we intend to renew the line of credit prior to its October 2004 expiration date.

Investing Cash Flows

Net cash used in investing activities was $74.8 million in the first nine months of fiscal 2004, compared to $64.9 million in the same period of fiscal 2003.  Investing activities primarily consist of capital expenditures for new stores, store remodels and improvements, equipment, technology and supply chain improvements, partially offset by cash receipts from property dispositions.  In the first nine months of fiscal 2004, investing cash outflows also included the acquisition of American Diversified Pharmacies (ADP), a mail service pharmacy.

We opened 13 new stores, offset by one closed store, in the first nine months of fiscal 2004 compared to 14 new stores, offset by 3 closed stores, in the same period last year.  We plan to open 6 new stores in the fourth quarter of fiscal 2004.  We also plan to remodel up to 20 existing stores by the end of the fiscal year and up to 40 more stores next year.  The average capital expenditure for our remodels will range from $250 thousand to $350 thousand per store for small-scale projects and $750 thousand to $850 thousand per store for large-scale projects.  We expect net capital expenditures in fiscal 2004 to be approximately $110 million to $120 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements, including expenditures for the supply chain program discussed further below.  In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

In February 2002, our board of directors approved a program for upgrading our supply chain practices in an effort to increase efficiency and enhance profitability.  Over the term of this program (February 2002 through expected completion in fiscal 2006), we expect to spend approximately $60 million in capital additions for supply chain improvements, largely related to systems changes.  Since inception of the program, we have spent approximately $26 million in capital additions.

Financing Cash Flows

Net cash used in financing activities was $8.1 million in the first nine months of fiscal 2004, compared to $3.6 million in the same period of fiscal 2003.  Our financing activities consist of long-term borrowings and repayments, repurchases of common stock and dividend payments.

In the first nine months of fiscal 2004, proceeds from borrowings on our unsecured revolving line of credit were $30 million.  We used these borrowings, together with cash flows from operations, to finance capital expenditures, stock repurchases and dividend payments.  We also repaid $2.3 million of long-term borrowings, consisting primarily of regularly scheduled principal payments on our private placement notes.  In the first nine months of fiscal 2003, we borrowed $15.0 million on our revolving line of credit, and repaid $2.6 million of long-term borrowings, primarily on our private placement notes.

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

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position.  We paid dividends of $0.42 per share, or $15.8 million and $16.1 million, respectively, in the first nine months of fiscal 2004 and 2003.

RISK FACTORS

You should carefully read the following risk factors.

Continued economic softness could continue to adversely affect consumer-buying practices and reduce our sales and profitability.

A sluggish economy has adversely affected our sales and operating profitability for the past two fiscal years.  The economy is very soft in many of the markets we serve, particularly California, where unemployment is high and a climate of political uncertainty exists.  If the economy remains soft or slows further, or if unemployment increases, our pharmacy sales could be adversely affected as consumers may lose their health insurance due to unemployment.  Further, if economic conditions, war, terrorism or other global concerns continue to worry consumers, they may continue to decrease their purchases, particularly of products other than pharmaceutical products.  We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products.  Therefore, any continued decrease in our sales of front-end products would decrease our profitability.

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

Our ability to successfully implement significant organizational changes, including supply chain improvements and new systems, is critical to the ongoing success of our business.

We are currently undertaking significant organizational changes, including store workflow and staffing changes, increased centralization, restructured incentive compensation arrangements and other strategic initiatives.  In addition, in February 2002 our board of directors approved a program to upgrade our supply chain in an effort to increase efficiency and enhance profitability.  Over the term of this program (February 2002 through expected completion in fiscal year 2006), we expect to spend approximately $60 million in capital additions for supply chain improvements, largely related to systems changes.  Since inception of the program, we have spent approximately $26 million in capital additions.  Most recently, our program to upgrade our supply chain included the implementation of new distribution management software in one of our front-end distribution centers.  This implementation caused some disruption in our supply chain, which adversely affected our front-end sales and gross profit, during the third quarter of fiscal 2004.

We are planning additional systems changes as part of our efforts to upgrade our supply chain over the next several years.  Such systems implementations are complex and could cause disruptions that would adversely affect our sales, gross profit and operating and administrative expenses.  Our ability to successfully implement these organizational, systems and process changes, which are significant to our operations and business, is critical to our future profitability.  We cannot assure you that we will be able to execute these changes successfully and without significant disruption to our business.  If we are not successful, we will have spent significant capital and human effort and may not achieve any of the expected benefits from these initiatives.

Changes in third-party reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

We are wholly or partially reimbursed by third-party health plans for approximately 90% of all the prescription drugs that we sell.  Pharmacy sales reimbursed by third parties, including Medicare and Medicaid plans, have lower gross margins than non third-party pharmacy sales.  Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members.  Furthermore, recent Medicare reform legislation included prescription drug benefits.  Also, the California state budget included a proposed 5% across-the-board reduction in Medi-Cal reimbursements to pharmacies effective January 1, 2004 and reductions in reimbursements for workers’ compensation prescriptions.  If the State of California implements these or similar or additional reductions in reimbursement levels, our sales and gross profits could be significantly adversely affected.  If third-party health plans continue to reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales will continue to be reduced, and our profitability will be adversely affected.

We are making significant investments in our stores that may not generate the anticipated benefits.

We are currently making significant investments in our stores in an effort to increase our sales and profitability.  These investments include the installation of new digital photo equipment, technology, and remodels and other improvements to some existing stores.  These investments require significant capital expenditures and are largely unprecedented at our company.  We are uncertain about consumer reaction to these changes and therefore we cannot assure you that they will result in increased sales and profitability.

Continued volatility in insurance related expenses and the markets for insurance coverage could have a material adverse affect on us.

The costs of employee health, workers’ compensation, property and casualty, general liability, director and officer and other types of insurance have continued to rise, while the amount and availability of coverage have decreased.  Claims costs for workers’ compensation and other self-insured exposures have also increased.  For the first nine months of fiscal 2004, for example, our insurance-related expenses, increased $8.2 million, or 0.2% of sales, over the same period last year.  These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions and terrorism.  If our insurance-related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms.  A disruption in our relationship with this supplier could have a material adverse effect on our business.

We obtain approximately half of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, AmerisourceBergen, with whom we have a long-term supply contract.  Any significant disruptions in our relationship with AmerisourceBergen, or deterioration in AmerisourceBergen’s financial condition, could have a material adverse effect on us.  Recent news reports indicate that federal regulatory and law enforcement agencies are investigating certain of AmerisourceBergen’s business practices.  If these or other investigations result in significant sanctions or penalties against AmerisourceBergen, or in significant changes to their business practices, they could have an adverse impact on our relationship with AmerisourceBergen and thereby adversely affect our business.

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

Our pharmacy and PBM businesses are subject to numerous federal, state and local regulations, many of which are new and developing.  These include, but are not limited to, local registrations of pharmacies in the states where our pharmacies are located and applicable Medicare and Medicaid regulations.  In addition, the Health Insurance Portability and Accountability Act (“HIPAA”) imposes certain requirements regarding the protection of confidential patient medical records and other information.  Compliance with these regulations, particularly HIPAA, requires that we implement complex changes to our systems and processes.  Failure to adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties.  Furthermore, any new federal or state regulations or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover some claims against us.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products and are significantly dependent upon suppliers to provide safe, government-approved and non-counterfeit products.  Although we maintain professional liability and errors and omissions liability insurance, should a product liability issue arise, we cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, that we will be able to maintain this insurance on acceptable terms in the future or that the damage to our reputation in the event of a product liability issue will not have a material adverse effect on our business.

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

Item 3.    Quantitative and Qualitative Disclosures of Market Risk

Our major market risk exposure is changing interest rates.  We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs and general corporate purposes.  Our unsecured revolving line of credit (with $55 million of outstanding borrowings as of October 30, 2003) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense.  We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions.  We have not purchased and do not currently hold any derivative financial instruments.  Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (29 basis points on our floating-rate debt as of October 30, 2003) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

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

As of October 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the Company would be made known to them on a timely basis.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.2: Amended and restated by-laws as adopted by our board of directors dated November 18, 2003.

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

On August 8, 2003, we filed a Current Report on Form 8-K related to a press release regarding our July 2003 sales results.

On August 20, 2003, we filed a Current Report on Form 8-K related to a press release regarding our second quarter of fiscal 2004 financial results and third quarter and full year fiscal 2004 financial projections.

On September 8, 2003, we filed a Current Report on Form 8-K related to a press release regarding our August 2003 sales results.

On October 10, 2003, we filed a Current Report on Form 8-K related to a press release regarding our September 2003 sales results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION
(Registrant)

Date:	December 12, 2003	/s/ S. F. McCann
(S. F. McCann)
Senior Vice President, Chief Financial Officer and Treasurer

Date:	December 12, 2003	/s/ R. L. Chelemedos
(R. L. Chelemedos)
Vice President – Controller and Assistant Secretary (Principal Accounting Officer)