Form 10-K
period 2004-01-29
LONGS DRUG STORES CORP
filed 2004-04-12
CIK 764762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as computed by the price of the registrant’s shares on the New York Stock Exchange at the close of business on July 31, 2003 was approximately $703,597,000.

There were 37,395,394 shares of common stock outstanding as of April 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, pharmacy and front-end sales and gross profits, cost reductions, depreciation and amortization, changes in supply chain practices, workers’ compensation costs, income tax rates, liquidity and cash requirements, working capital reductions, the number of store openings, closures and remodels, the level of capital expenditures and contractual commitments, and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Our ability to successfully implement new computer systems and technology, including a perpetual inventory system;
•	Absence of disruption in our supply chain due to system conversions;
•	Changes in economic conditions generally or in the markets we serve;
•	Consumer preferences and spending patterns;
•	Economic softness and unemployment;
•	The impact of state and federal budget deficits on government healthcare spending and on economic conditions generally;
•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers and mail order companies;
•	The frequency and rate of introduction of successful new prescription drugs;
•	Changes in state or federal legislation or regulations affecting our business;
•	The efforts of third-party payers to reduce prescription drug costs;
•	The success of planned advertising and merchandising strategies;
•	Labor unrest in the same or competitive industries;
•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;
•	The availability and cost of real estate for new stores;
•	Accounting policies and practices;
•	Our ability to hire and retain pharmacists and other store and management personnel;
•	Our relationships with our suppliers;
•	Our ability to improve our purchasing of front-end products;
•	Our ability to obtain adequate insurance coverage;
•	The effects of war and terrorism on economic conditions and consumer spending patterns;
•	The impact of rising workers’ compensation, health and welfare and energy costs on our operations;
•	Changes in internal business processes associated with supply chain and other initiatives;
•	Consumer reaction to our remodeled stores;
•	Our ability to execute our previously announced initiatives;
•	Adverse determinations with respect to litigation or other claims; and
•	Other factors discussed in this annual report under “Risk Factors” and elsewhere or in any of our other SEC filings

In addition, because we lack a perpetual inventory system, our ability to accurately forecast and track our gross profits and inventory levels during periods between our quarterly physical inventories is reduced. Therefore, our actual gross profits and inventory levels may vary materially from the gross profits and inventory levels included in or contemplated by forward-looking statements we make.

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

Overview

Longs Drug Stores Corporation was founded in 1938 in Oakland, California by two bothers, Tom and Joe Long. Today, we operate in two business segments, retail drug stores and, through our RxAmerica subsidiary, pharmacy benefit management, or PBM. For financial information about these segments, see Note 11, “Segment Information” in the accompanying notes to our consolidated financial statements. We operate on a 52/53-week fiscal year ending on the last Thursday in January. Our 2004 fiscal year contained 52 weeks of operations and ended on January 29, 2004.

Through our retail drug store segment, we are one of the most recognized retail drug store chains on the West Coast of the United States and in Hawaii, with 470 stores in California, Colorado, Hawaii, Nevada, Washington and Oregon and one mail order pharmacy as of January 29, 2004. Our retail drug stores have a long history of serving the health and well-being needs of customers through customer-oriented pharmacy services and convenient product offerings that include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, food and beverage items and greeting cards.

Our PBM segment provides a range of services, including plan design and implementation, formulary management and claims administration to third-party health plans and other organizations.

Our corporate offices are located at 141 North Civic Drive, Walnut Creek, California 94596, telephone (925) 937-1170. Our common stock is listed on the New York Stock Exchange under the stock symbol “LDG.” General information, financial news releases and filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website at www.longs.com as soon as reasonably practicable after we file them with the Securities and Exchange Commission.

Recent developments

In February 2002, our board of directors approved a program to significantly upgrade our supply chain systems and processes along with initiatives to increase front-end sales, improve pharmacy profitability, enhance customer service and improve operational efficiencies. Through January 29, 2004, we have invested approximately $29 million of capital expenditures for the supply chain program, largely related to technology systems changes. We have implemented a new distribution management system in our front-end distribution center serving our Northern California stores and have undergone preliminary testing of a new price and cost file maintenance system for our stores. We have also laid the groundwork for later stages of the project, which include the rollout of these new systems and processes at our remaining stores and distribution centers, the implementation of a perpetual inventory system and improved purchasing systems that will facilitate merchandise replenishments and improve our real-time visibility into inventories and gross profits. We expect, over the next two years, to invest an additional $34 million in capital and incur significant operating and administrative expenses as we complete this project.

In October 2002, our board of directors elected Warren F. Bryant President and Chief Executive Officer. In August 2003, the board of directors elected Mr. Bryant as Chairman of the Board in addition to his duties as President and Chief Executive Officer. He succeeded Robert M. Long, Chairman of the Board since 1991, who will remain on the board of directors as its Chairman Emeritus.

In February 2003, we announced a series of actions designed to reduce operating and administrative expenses. These actions, which were taken over the course of fiscal 2004, included a reduction of our administrative workforce by approximately 170 people in our California offices, the closure of certain support facilities, store labor savings through workflow and staffing changes and a restructuring of our incentive compensation arrangements.

In March 2003, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock through January 2008, for a maximum total expenditure of $50 million. Through the end of fiscal 2004, we have repurchased 509,100 shares under this authorization at a total cost of $8.0 million.

In July 2003, we announced a voluntary separation program for our store managers. This program offered financial incentives based on years of service and base salary, as well as company-paid health insurance benefits and outplacement services. A total of 69 store managers opted to participate in the program. The employee termination and related costs of this program totaled approximately $3.7 million.

Strategic Initiatives

In February 2002, our board of directors approved five enterprise-wide strategic initiatives focused on improving our overall performance. These initiatives are as follows:

•	Enhancing customer service—We have developed significant brand loyalty from our customers and we continue to develop ways to improve our levels of customer service as a differentiator among our competitors. Our focus is to greet, serve and thank every customer, every time.

•	Improving pharmacy profitability—We are focusing on streamlining and improving our pharmacy processes and exploring new or expanded revenue sources in order to lower our costs, increase sales and increase pharmacy profitability.

•	Increasing front-end sales—We have developed new merchandise and marketing strategies and in-store promotions intended to create excitement in our customers’ shopping experience, provide value, increase traffic in our stores and increase front-end sales.

•	Upgrading our supply chain—Upgrading our supply chain systems and processes will help us to achieve our other initiatives by improving store replenishments and in-stock positions and improving our visibility into our inventories and gross profits on a real-time basis.

•	Improving operational processes—We are developing new and more efficient ways to operate our business, including upgrading our existing information system technologies and utilizing our resources more effectively.

Products and Services

The following table summarizes our product and service types, as a percentage of our total consolidated sales:

	Fiscal Year
	2004	2003	2002
Pharmacy sales	46.0%	44.2%	43.4%
Front-end sales	53.4%	55.3%	56.4%
Pharmacy benefit management revenues	0.6%	0.5%	0.2%

Total consolidated sales	100.0%	100.0%	100.0%

Our retail drug stores sell prescription drugs and a wide assortment of high-quality, nationally advertised brand name and private label general merchandise, which we refer to as “front-end” products. Our core front-end categories include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, convenience food and beverage items and greeting cards. In addition, we sell merchandise in non-core front-end categories such as gifts, seasonal items and sporting goods. We are known for offering merchandise and assortments that reflect the local tastes and preferences of individual markets, and as a result, we have gained significant name recognition and brand loyalty from our customers. To enhance customer service and build customer loyalty, we seek to consistently maintain in-stock positions in all of our merchandise categories. We will continue to develop our mix of front-end merchandise in our stores in response to the changing needs and preferences of our customers. In addition, we offer educational information to our customers about their health and well-being concerns through the Live Healthy section of our website, www.longs.com, as well as through new Learning Centers in some of our stores. We also provide influenza vaccinations and offer a variety of health screening services in many of our stores, such as blood, glucose, osteoporosis, stroke and cholesterol testing.

Our RxAmerica subsidiary provides comprehensive PBM services nationwide including prescription benefit plan design and implementation, formulary management, claims administration and account management to third party health plans and other organizations. We have designed our PBM services to help lower prescription benefit costs for plan providers while improving healthcare access, service and treatment for covered members. We manage prescription benefit plans covering more than 4.5 million lives with a network of pharmacies in all 50 states and Puerto Rico.

Purchasing and Distribution

We are in the process of centralizing our merchandise procurement and replenishment. Previously, store managers had significant control over their product mix and purchased from numerous manufacturers and distributors under a decentralized organizational structure. As we upgrade our supply chain to achieve greater efficiencies and economies of scale, we have begun to transition to a more centralized purchasing and replenishment structure for most of our merchandise. In addition, we have established more stringent parameters for merchandise purchased by store managers in order to preserve our ability to respond to the local preferences and needs of our customers while improving our profitability.

We distribute centrally procured merchandise to our stores through our distribution centers in California and Hawaii, while merchandise purchased by our store managers is delivered directly to our stores by our vendors. As we shift to a more centralized purchasing approach, we have substantially increased the volume of merchandise received, stored and delivered through our distribution centers. Store deliveries from our distribution centers take place primarily through a leased fleet and contract drivers.

Advertising

We advertise primarily through promotional advertisements and circulars in major daily newspapers and advertisements on radio and television. We centrally manage the majority of our advertising efforts. Our approach is to regionalize our advertising and use the most efficient media mix within a geographic area. We use rebates and allowances received from vendors to fund a significant portion of our total advertising spending.

Technology

All of our stores utilize pharmacy systems to facilitate filling prescriptions, analyze drug interactions and adjudicate third-party claims, which allows our pharmacists to fill prescriptions accurately and efficiently with reduced risk of adverse drug interaction. We route some of the prescriptions that we receive to our automated central prescription fill centers, which provide increased productivity and reduced prescription fill costs. We have also installed advanced pill-dispensing robotics in many of our pharmacies. The fill centers and robotic technology enable our pharmacists to spend more time with customers while maintaining high quality customer service standards.

Our stores utilize computer-assisted ordering and replenishment systems for certain goods that track sales and merchandise on hand and plan orders as necessary. During fiscal 2004, we upgraded all of our stores’ point-of-sale systems to increase the speed of customer check-out and improve our ability to handle a high volume of transactions. We also installed digital photo technology systems in over 85% of our stores in response to our customers’ continued migration to digital technology.

We are making extensive systems changes as part of our efforts to upgrade our supply chain. We have implemented a new distribution management system in our front-end distribution center serving our Northern California stores and have undergone preliminary testing of a new price and cost file maintenance system for our stores. We also have laid the groundwork for later stages of the project, which include the rollout of these systems at our remaining stores and distribution centers, the implementation of a perpetual inventory system and improved purchasing systems that will facilitate merchandise replenishments and improve our real-time visibility into inventories and gross profits.

In an effort to upgrade our technology, we have begun to phase out and replace older and inefficient pharmacy and other information systems, including a targeted marketing database that was originally developed as a component of our e-retail strategy, an inefficient pharmacy processing system used in our stores and other information technology assets.

Mail Order

In April 2003, we added mail-order prescription services through our acquisition of American Diversified Pharmacies, Inc. (ADP). With this acquisition, we gained entry into one of the fastest growing distribution channels for prescription drugs in the United States. Our mail order capabilities complement our in-store pharmacies as well as our PBM service offerings.

Internet

Through our website, www.longs.com, our customers can access our company information and extensive health and welfare information, refill prescriptions and purchase certain over-the-counter medications 24 hours a day, 7 days a week. Customers may have items mailed to them or may pick them up at their local store. We believe that this sales channel provides customers with added flexibility and convenience.

Trademarks

We hold various trademarks, trade names (including, but not limited to, Longs, Longs Drugs, Longs Pharmacy, E-fills and RxAmerica) and business licenses that are essential to the operation of our business. These trademarks and licenses have varying statutory lives and are generally renewable indefinitely.

Employees

As of January 29, 2004, we had approximately 22,900 full-time and part-time employees. We hire additional temporary employees as needed, especially during peak seasons. Virtually all of our employees are non-union, and we believe that our relationship with our employees is good.

Regulation

Our pharmacies and pharmacists are licensed by the appropriate state boards of pharmacy. Our distribution centers are also registered with the Federal Drug Enforcement Administration. Applicable licensing and registration requirements necessitate our compliance with various state statutes, rules and regulations.

In recent years, an increasing number of legislative proposals have been introduced and passed in Congress and in some state legislatures that could result in major changes in health care coverage, delivery and reimbursement, both nationally and at the state level. For example, recently Congress passed the Medicare Prescription Drug Improvement and Modernization Act of 2003, which includes new prescription drug benefits for Medicare participants.

Also, in recent years, both federal and state authorities have proposed or passed new legislation that imposes on healthcare providers, including pharmacies, significant additional obligations concerning the protection of confidential patient medical records and information. The Health Insurance Portability and Accountability Act, or HIPAA, imposes certain requirements, including the protection of confidential patient medical records and other information. Compliance with these regulations, particularly HIPAA, requires that we implement complex changes to our systems and processes.

As a publicly traded corporation, we are subject to numerous federal securities laws and regulations, including the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations promulgated by the SEC. These laws and regulations impose significant requirements in the areas of accounting and financial reporting, corporate governance and insider trading, among others.

Competition

The retail drug store industry is highly competitive. We compete with local, regional and national companies, including other drug store chains, independent drug stores, supermarket chains, discount retailers, on-line retailers, mail order pharmacies, and mass merchandisers. We compete on the basis of price, merchandise quality, product mix, convenience and customer service. We believe continued consolidation of the drug store industry and continued new store openings will further increase competitive pressures in the industry.

In the PBM industry, our competitors include large regional and national PBMs, some of which are owned by our competitors in the retail drug store industry. We compete on the basis of our ability to facilitate the reduction of prescription drug costs for our customers through plan design and implementation as well as the quality and scope of the services we offer.

Concentrations

All of our sales occur within the United States. We do not derive revenues from sales in foreign countries or export sales. No single customer accounts for 10% or more of our total sales. We do not believe that the loss of any one customer or group of customers under common control would have a material effect on our business.

We obtain approximately half of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, AmerisourceBergen Corporation, with whom we have a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen Corporation could have a material adverse effect on us.

Our stores, mail order pharmacy, distribution centers and corporate offices are located in the western United States, with the majority of our stores in California. Risks prevalent in this region include, but are not limited to, the adverse economic effects of a state budget crisis, legislative or other governmental actions reducing prescription reimbursement payments to us or increasing our liability with respect to workers’ compensation, major earthquakes, periodic energy shortages and rising energy costs, and shipping and other transportation-related disruptions. Because of our geographic concentration, these risks could result in significant disruptions to our business or increased operating expenses.

Seasonality

Our business is seasonal, peaking in the fourth fiscal quarter when front-end sales benefit from the holiday season. Pharmacy sales and over-the-counter medications also benefit in the fourth fiscal quarter from the winter cold and flu season.

Item 2. Properties

Stores

	Fiscal
	2004	2003	2002
Number of stores, beginning of period	455	436	430
Stores opened	18	22	24
Stores closed	(3)	(3)	(18)

Number of stores, end of period	470	455	436

Store relocations	1	3	1

We also remodeled 20 stores during fiscal 2004, and we plan to remodel up to 40 additional stores in fiscal 2005.

Our stores are located in the following states:

	January 29, 2004	January 30, 2003	January 31, 2002
California	394	380	361
Hawaii	31	32	32
Washington	17	17	17
Nevada	17	15	15
Colorado	9	9	9
Oregon	2	2	2

Total	470	455	436

Our stores vary in size, with the majority ranging from 15,000 to 30,000 square feet. Our stores average approximately 23,000 square feet in size, of which approximately 16,000 square feet is devoted to selling space. The average age of our stores is 14 years with 33% of our stores opened within the last five years. The average size of the stores we opened in fiscal 2004 is approximately 16,000 square feet. We lease 274 of our stores from third parties. Of the remaining stores, 142 are company-owned buildings on company-owned land, and 54 are company-owned buildings on leased land.

Distribution Centers

We operate the following distribution centers:

Location	Leased/ Owned	Square Feet
Lathrop, California (front-end merchandise)	Owned	427,000
Ontario, California (front-end merchandise)	Owned	353,000
Ontario, California (pharmaceutical inventories)	Leased	36,000
Honolulu, Hawaii (front-end merchandise)	Owned	48,000

We often lease supplemental warehouse space as needed, especially during our high-volume seasonal periods.

Other Properties

We have two principal company-owned corporate office facilities in California, with a total of 142,000 square feet, and we lease an additional 72,000 square feet of office space, also in California. We also lease a 26,000 square foot corporate office building for our PBM segment in Salt Lake City, Utah. Our remaining properties are not material, either individually or in the aggregate.

Item 3. Legal Proceedings

On February 17, 2004 and March 23, 2004, two purported class action lawsuits entitled Darien Goddard, et al v. Longs Drug Stores Corporation, et al and David Robotnick v. Longs Drug Stores California, Inc. were filed in the Superior Court of California, Alameda County and the Superior Court of California, Los Angeles County, respectively. The lawsuits were filed by plaintiffs who are current or former store managers or assistant managers on behalf of themselves and other similarly situated California store managers and assistant store managers. The lawsuits allege that we improperly classified such employees as exempt under California’s wage and hour and unfair business practice laws and seek damages, penalties under California’s wage and hour laws, restitution, reclassification and attorneys’ fees and costs. We are vigorously investigating and defending this litigation. Because the cases are in the very early stages, the financial impact to us, if any, cannot be predicted.

In addition to the lawsuits described above, we are subject to various lawsuits and claims arising in the normal course of our businesses. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The New York Stock Exchange is the principal market for our common stock, which is traded under the symbol “LDG.” Our transfer agent is Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, MN 55164-0854. There were approximately 2,762 stockholders of record as of April 1, 2004.

Quarterly high and low closing stock prices, based on the New York Stock Exchange composite transactions, are shown below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
	Low	High	Low	High	Low	High	Low	High	Low	High
Fiscal 2004	$13.44	$21.98	$14.24	$19.53	$18.05	$23.52	$21.89	$25.10	$13.44	$25.10
Fiscal 2003	$22.00	$31.57	$21.86	$32.25	$20.40	$25.77	$19.25	$23.77	$19.25	$32.25

Quarterly dividends per share are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2004	$0.14	$0.14	$0.14	$0.14	$0.56
Fiscal 2003	$0.14	$0.14	$0.14	$0.14	$0.56

Item 6. Selected Financial Data

	Fiscal Year(1)
	2004 (52 weeks)	2003 (52 weeks)	2002(2) (53 weeks)	2001 (52 weeks)	2000(3) (52 weeks)
	(Dollars in thousands except per share data)
Financial Statistics
Sales	$4,526,524	$4,426,273	$4,304,734	$4,027,132	$3,672,413
Gross profit(4)	1,144,421	1,136,847	1,079,252	1,025,261	947,694
Operating and administrative expenses(5)	1,000,994	990,209	912,600	843,844	768,179
Depreciation and amortization(6)	83,595	77,736	78,193	69,283	56,102
Provision (benefit) for store closures and asset impairments, net	7,438	10,754	(1,682)	28,404	4,895
Legal settlements and other disputes(7)	(7,007)	469	860	(6,831)	—

Operating income	59,401	57,679	89,281	90,561	118,518
Interest expense, net	13,379	13,035	14,016	16,277	4,644
Income taxes(8)	16,258	13,317	28,097	29,400	44,900
Income before cumulative effect of accounting change(9)	29,764	31,327	47,168	44,884	68,974
Net income	29,764	6,702	47,168	44,884	68,974
Basic earnings per common share:
Income before cumulative effect of accounting change	0.80	0.83	1.26	1.19	1.77
Net income	0.80	0.18	1.26	1.19	1.77
Diluted earnings per common share:
Income before cumulative effect of accounting change	0.79	0.82	1.25	1.19	1.76
Net income	0.79	0.18	1.25	1.19	1.76
Dividends per common share	0.56	0.56	0.56	0.56	0.56
Total assets	1,442,112	1,352,071	1,411,591	1,353,667	1,270,323
Working capital	173,577	242,563	236,660	159,447	230,280
Long-term debt	114,558	181,429	198,774	198,060	181,180
Deferred income taxes and other long-term liabilities	50,695	34,074	43,490	23,118	34,554
Equity	713,921	716,470	721,573	683,795	702,694
Capital expenditures and acquisitions	113,999	93,944	117,126	134,093	258,427

Operating Statistics
Number of stores at year end	470	455	436	430	416
Average sales per store	$9,735	$9,920	$10,021	$9,565	$9,625
Same-store sales growth (decline)(10) (52-week basis)	(0.2)%	2.8%	4.0%	3.3%	7.5%
Selling square footage at year end (Millions)	7.7	7.5	7.2	7.2	7.0
Sales per selling square foot (52-week basis)	$597	$601	$594	$568	$528
Number of employees at year end	22,900	22,200	22,200	22,100	20,800

(1)	We operate on a 52/53-week fiscal year ending on the last Thursday in January.

(2)	We acquired full ownership of RxAmerica, our PBM segment, in the third quarter of fiscal 2002. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson’s, and its results of operations, which were reported using the equity method of accounting, were not material to us. See “Segment Information” in the accompanying notes to our consolidated financial statements for a summary of RxAmerica’s impact on our sales, operating income and total assets for the fiscal years ended January 29, 2004, January 30, 2003 and January 31, 2002.

(3)	In October 1999, we completed the net acquisition of 31 stores (32 stores were acquired and one store was closed) located in California from Rite Aid Corporation. These stores have been included in our operating results since the date of acquisition.

(4)	In fiscal 2004, we began classifying advertising expenses as a component of cost of sales. Previously, we classified advertising expenses as a component of operating and administrative expenses. We reclassified results for previous fiscal years to conform to this new presentation.

(5)	In fiscal 2004, operating and administrative expenses included pre-tax charges of $5.5 million ($3.3 million after-tax, or $0.9 per diluted share) for an increase in our self-insurance reserves as the result of an actuarial study completed in the fourth quarter; $3.7 million ($2.3 million after-tax, or $0.06 per diluted share) for costs associated with a voluntary separation program for store managers; and $3.4 million ($2.1 million after-tax, or $0.06 per diluted share) for costs associated with a reduction in administration force and consolidation of facilities; offset in part by gains of $3.0 million ($1.8 million after-tax, or $0.05 per diluted share) on the sale of property.

(6)	In fiscal 2004, depreciation and amortization included $5.2 million ($3.0 million after-tax, or $0.08 per diluted share) of accelerated depreciation for the abandonment of a pharmacy system related asset.

(7)	In fiscal 2004, legal settlements and other disputes included a combined pre-tax benefit of $7.0 million ($4.2 million after-tax, or $0.11 per diluted share) related to the settlement of a lease-related dispute with one of our landlords and a contract dispute with a former service provider. In fiscal 2001, we recorded a net pre-tax benefit of $6.8 million ($4.1 million after-tax, or $0.11 per diluted share) related to our share of a brand name litigation settlement, partially offset by the settlement of a class action lawsuit regarding the employment classification of certain employees and the resolution of a contractual dispute with a vendor.

(8)	Income tax expense in fiscal 2003 included income tax credits of $2.9 million ($0.08 per diluted share) resulting from the completion of certain tax credit projects.

(9)	Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in fiscal 2003, we recognized a transitional goodwill impairment charge of $41.0 million ($24.6 million or $0.64 per diluted share after tax), as the cumulative effect of a change in accounting principle. Also as required by SFAS No. 142, in fiscal 2003 we discontinued the amortization of goodwill and certain other intangible assets deemed to have indefinite lives. In fiscal 2002, amortization expense for these assets, net of the related income tax effects, was $4.1 million, or $0.11 per diluted share.

(10)	Same-store sales statistics serve as a measure of our sales growth excluding the effect of opening new stores or closing stores. We compute same-store sales growth on a monthly basis, by comparing sales in the current fiscal month with those of the same fiscal month of the previous fiscal year for those stores that have been open for at least 13 complete consecutive fiscal months. This computation has the effect of measuring sales increases or decreases each month only for those stores that were open during all of the same month of the previous fiscal year. We compute quarterly and annual same-store sales growth by accumulating the monthly same-store sales results for those quarterly and annual periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion and under “Risk Factors” and elsewhere in this Form 10-K.

OVERVIEW

Fiscal 2004 brought continued change, with new challenges and opportunities for Longs. The economy continues to be sluggish and unemployment remains high, particularly in California, our primary market. A budget crisis and the recall of the state’s governor have fueled an environment of political and economic uncertainty in the state of California. Additionally, the competitive landscape is changing in many of the markets in which we do business. Other large retail drug store chains and mass merchandisers are expanding in our markets, and we are facing increased competition from non-traditional channels such as the Internet and mail-order pharmacies.

In this economic environment, we are undertaking significant organizational and operational changes. These changes affect our store operations, merchandising and marketing strategies, information technology systems, compensation arrangements, and senior management organizational structure and responsibilities. In a difficult and uncertain economy, and a highly competitive market, we believe these changes are necessary to become a stronger competitor and build a foundation for profitable long-term growth.

In February 2002, our board of directors approved five strategic initiatives for our company, as follows:

•	Enhance customer service

•	Improve pharmacy profitability

•	Increase front-end sales

•	Upgrade our supply chain

•	Improve operational processes

We have also undertaken numerous other initiatives and programs to support these five broad strategic initiatives:

•	In February 2003, we reduced our administrative workforce by approximately 170 people in our California offices. This workforce reduction resulted in a more streamlined administrative support organization and has contributed to a reduction in operating and administrative expenses relative to our sales.

•	We are taking a series of steps to improve the cash flow performance of 25 underperforming stores and of stores opened during the last three years. The cash flow for these stores as a group improved in fiscal 2004 compared to fiscal 2003. We closed one of these stores during the fourth quarter and are continuing to monitor the performance of the remaining stores.

•

We phased out several inefficient technology systems and replaced them with more efficient and reliable systems. Our systems upgrades included the rollout of a higher performance pharmacy processing system, a new point-of-sale system and hand-held wireless systems in all of our stores. In addition, we continued to make substantial systems changes related to upgrading our supply chain.

These changes included the implementation of a new distribution management system in our Northern California front-end distribution center and preliminary testing of a new price and cost file maintenance system for our stores. We expect, over the next two years, to complete the rollout of these systems at our remaining stores and distribution centers, and implement a perpetual inventory system and improved purchasing systems that will facilitate store replenishments and improve our visibility into inventories and gross profits on a real-time basis. Our lack of real-time visibility into our inventory and gross profits reduces our ability to make intra-period adjustments to improve our operating performance. Upon the successful upgrade of our supply chain, including the implementation of a perpetual inventory system, we expect to be able to make more timely decisions about purchasing activities, inventory levels, promotional efforts and other factors that affect our gross profits.

•	We implemented workflow and staffing changes in our stores in order to improve customer service and reduce operating and administrative expenses. We plan to continue the installation of time and attendance, labor scheduling and labor forecasting in our stores in fiscal 2005.

•	We closed three administrative support facilities and relocated a fourth, further contributing to the reduction of our operating and administrative expenses during the year.

•	We centralized the procurement of office and store supplies and equipment, resulting in a reduction of supply expenses.

•	We took several steps to improve our pharmacy profitability, including increasing automation through the utilization of robotics in our stores, enhancing our central prescription fill center capabilities, increasing the centralization of our pharmacy purchasing and acquiring a mail order pharmacy. We plan to continue our efforts to improve pharmacy productivity and profitability in fiscal 2005.

•	We reduced the time and cost to merchandise new stores and prepare them for opening.

•	We remodeled 20 stores during fiscal 2004, and we plan to remodel up to 40 additional stores in fiscal 2005. We are still assessing the effects of these remodels on our sales and profitability.

•	We modified our merchandise assortments as part of our centralized merchandise strategy, reducing inventories in our non-core categories while increasing inventories in our core merchandise categories. We plan to continue these efforts in fiscal 2005.

•	We reduced prices on more than 2,000 high-volume items in core categories to increase our competitiveness.

•	We plan to reduce our working capital by $50 million on an equivalent-store basis during fiscal 2005. More effective and efficient management of working capital is intended to provide increased operating cash flow for other purposes, such as capital expenditures, debt repayments, dividends or stock repurchases.

•	We adjusted our incentive compensation arrangements throughout the company to better align incentive pay with performance.

•	We reduced the number of work-related accidents during fiscal 2004, and we intend to continue to improve our safety record in an effort to preserve the health and welfare of our employees and reduce our workers’ compensation costs.

We expect continued economic sluggishness and intense competitive activity in our markets in fiscal 2005. We also expect legislative actions in the state of California surrounding Medi-Cal and workers’ compensation prescription reimbursement rates and workers’ compensation insurance reform—all at levels that are difficult to predict. We plan to continue to make significant changes to our operations under our five strategic initiatives in an effort to strengthen our competitive position while improving our profitability and long-term growth prospects.

RESULTS OF OPERATIONS

Sales

	Fiscal Year
	2004	2003	2002
Sales (Thousands)	$4,526,524	$4,426,273	$4,304,734
Sales Growth over Previous Year	2.3%	2.8%	6.9%
Same-Store Sales Growth (Decline) (52-week basis)	(0.2)%	2.8%	4.0%
Impact of New Stores/Closed Stores on Sales Growth	2.4%	1.4%	0.8%
Impact of 53rd Week on Sales Growth	—	(1.8)%	1.9%
Impact of PBM Revenues on Sales Growth	0.1%	0.4%	0.2%

Pharmacy Sales Growth	6.4%	4.6%	14.0%
Same-Store Pharmacy Sales Growth (52-week basis)	3.5%	5.8%	10.9%
Pharmacy as a % of Total Drug Store Sales	46.3%	44.4%	43.5%
% of Pharmacy Sales Covered by Third Party Health Plans	91.2%	90.7%	89.5%

Front-End Sales Growth (Decline)	(1.2)%	0.8%	1.6%
Same-Store Front-End Sales Growth (Decline) (52-week basis)	(3.2)%	0.5%	(0.8)%
Front-End as a % of Total Drug Store Sales	53.7%	55.6%	56.5%

Fiscal 2004 versus Fiscal 2003

Sales increased 2.3% in fiscal 2004 over fiscal 2003. Growth in the number of stores accounted for a 2.4% increase in total sales, offset by a 0.2% decrease in same-store sales. Growth in revenues at RxAmerica, our pharmacy benefit management, or PBM subsidiary, contributed the remaining 0.1% of total sales growth.

On October 11, 2003, union workers initiated a strike against three major grocery chains in Southern California, resulting in increased sales in some of our Southern California stores. We estimate that the strike increased our fiscal 2004 same-store sales by 0.8 to 1.0 percentage points, resulting in an estimated earnings increase of $0.03 to $0.04 per diluted share.

Pharmacy sales increased 6.4% in fiscal 2004 over fiscal 2003, with same-store pharmacy sales increasing 3.5%. Pharmacy sales were 46.3% of total retail drug store sales in fiscal 2004, compared to 44.4% in fiscal 2003. We expect pharmacy sales to continue to increase as a percentage of total retail drug store sales as pharmacy sales continue to increase faster than front-end sales. We expect our pharmacy sales to continue to increase as a result of favorable industry trends, such as an aging U.S. population consuming a greater number of prescription drugs, the increased usage of newer and more expensive drugs and increasing consumer awareness of the introduction of new drugs due to pharmaceutical manufacturers’ direct-to-consumer marketing efforts.

The increase in same-store pharmacy sales was primarily driven by a 5.3% increase in the average retail price per prescription over fiscal 2003. We expect that average retail prices for prescription drugs will continue to rise due to the continued introduction and usage of newer and more expensive drugs. This has been offset in part by the increased utilization of low-priced, high-volume generic drugs.

Same-store prescription volumes in fiscal 2004 were down 1.8% from last year. The conversion of the allergy drug Claritin from prescription to over-the-counter status in December 2002 negatively impacted prescription volumes. This effect on comparable period volumes ended in the fourth quarter of fiscal 2004 after we reached the anniversary of Claritin’s conversion from prescription status. Health concerns over hormone replacement therapy drugs as well as continued sluggish economic growth also had a negative impact on prescription volumes.

Third-party health plans covered 91.2% of our pharmacy sales in fiscal 2004, compared to 90.7% last year. We expect third-party sales to remain at or near 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans.

Front-end sales decreased 1.2% in fiscal 2004 from last year, with same-store front-end sales decreasing 3.2%. Several factors contributed to the decline in our front-end sales:

•	Economic weakness and high unemployment, particularly in California, continued to adversely affect our front-end sales.

•	We have experienced a decline in sales in our photo category, primarily due to consumers’ continued migration to digital photography technology. In response to this technology migration, we recently completed the installation of digital photo technology systems in more than 85% of our stores.

•	During the year, we reduced prices on over 2,000 high-volume items in core categories such as over-the-counter medications, health and beauty care and convenience grocery items in order to better align our pricing and improve our competitive position.

•	We experienced some disruption to our supply chain, which adversely impacted our front-end sales, due to the implementation of a new distribution management system in our Northern California distribution center.

•	The war in Iraq adversely affected consumer spending in our first fiscal quarter, resulting in a negative impact on our front-end sales.

We are taking several actions as part of our initiatives to increase our front-end sales in a difficult economic environment and highly competitive market. These actions include the following:

•	We are establishing a centralized front-end merchandising strategy and are changing our merchandise offerings and assortments, resulting in a reduction of non-core merchandise and an increase in core merchandise inventories. We reduced non-core merchandise inventories in our stores by approximately $22 million in fiscal 2004.

•	We have enhanced our promotional efforts, increased promotional sales, and reduced prices on over 2,000 high-volume items in core categories to strengthen our competitive position. We will continue to make decisions about promotional efforts and price changes based on competitive and economic conditions, but we expect that our promotional sales will continue to be a driver of our total front-end sales in light of persistent softness in the economy and promotional activities by our competitors. Additionally, the grocery strike in Southern California ended in March 2004, and we expect the affected grocery chains to increase their promotional activities in an effort to regain lost customers and increase their sales.

•	We have significantly expanded our digital photo service capabilities through the installation of digital photo technology systems in more than 85% of our stores. As a result, our photo sales trends improved during the fourth quarter of fiscal 2004, compared with the previous two quarters.

•	We plan to open 5 to 10 new stores during fiscal 2005, and remodel up to 40 stores.

Fiscal 2003 versus Fiscal 2002

Sales increased 2.8% in fiscal 2003 over fiscal 2002. Fiscal 2003 included 52 weeks of operations compared to 53 weeks in fiscal 2002, resulting in a negative impact of 1.8 percentage points on sales growth in fiscal 2003 compared to 2002. Same-store sales, on a comparative 52-week basis, increased 2.8%, and new stores accounted for an increase of 1.4%. Our September 2001 acquisition of full ownership of RxAmerica contributed the remaining 0.4% of total sales growth in fiscal 2003. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson’s, Inc., and we accounted for our interest in the joint venture using the equity method of accounting.

Pharmacy sales increased 4.6% in fiscal 2003, with same-store pharmacy sales increasing 5.8%. Pharmacy sales were 44.4% of total drug store sales in fiscal 2003, compared to 43.5% in fiscal 2002. Our pharmacy sales increased as a result of favorable industry trends, including an aging U.S. population and the increased usage of newer and more expensive prescription drugs.

Sluggish economic growth and increased competition resulted in a 1.6% decrease in our same-store prescriptions in fiscal 2003. However, the average retail price per prescription increased 7.4%. Increased utilization of lower-priced, high-volume generic drugs negatively impacted same-store pharmacy sales by approximately 1.8% in fiscal 2003.

Front-end sales increased 0.8% in fiscal 2003, with same-store front-end sales increasing 0.5%. The increase in same-store front-end sales in fiscal 2003 was primarily due to increased promotional sales resulting from a refocused and event-driven advertising and marketing campaign. Front-end sales were adversely affected by sluggish economic growth in our primary markets, particularly in California, and increased competition from mass merchants, national drug store chains and supermarkets. We also experienced a weak holiday shopping season and a mild cold and flu season that resulted in lower over-the-counter drug sales.

Gross Profit

	Fiscal Year
	2004	2003	2002
Gross Profit (Thousands)	$1,144,421	$1,136,847	$1,079,252
Gross Profit %	25.3%	25.7%	25.1%
LIFO Provision (Thousands)	$1,400	$6,150	$9,612

Fiscal 2004 versus Fiscal 2003

Gross profit was 25.3% of sales in fiscal 2004, compared to 25.7% in fiscal 2003. Several factors contributed to the decline in our gross profit percentage:

•	We increased markdowns to reduce merchandise inventories in our non-core categories, such as seasonal items, gift, garden and sporting goods. As a result of these efforts, inventories in our non-core categories decreased by $22 million during fiscal 2004.

•	We experienced higher distribution costs relative to our sales as a result of the implementation of a new distribution management system in our Northern California distribution center and higher than anticipated volume in our Southern California distribution center due to the grocery strike.

•	We incurred higher merchandise costs by making increased purchases outside of our centralized processes in an effort to remain in-stock during the grocery strike and system conversion.

•	Approximately 90% of our pharmacy sales are wholly or partially reimbursed by third-party health plans, which have lower gross profit percentages than non third-party sales. Third-party health plans continue to reduce reimbursements for the prescription drugs provided to their members, resulting in pressure on pharmacy gross profits. Recently, the California state budget included a proposed 10% reduction in Medi-Cal reimbursements to health care providers including pharmacies effective July 2004. In addition, effective January 1, 2004, reimbursement rates for California workers’ compensation prescriptions were tied to Medi-Cal reimbursement rates. Combined, workers’ compensation and Medi-Cal prescriptions represent approximately 10% of our pharmacy sales. Changes to the reimbursement rate could impact our pharmacy sales and gross profits, the extent of which depends on the nature and effective date of the changes and our ability to offset the impact of Medi-Cal sales by recruiting other third-party prescription plans.

•	Pharmacy sales have lower gross profit percentages than front-end sales, and as pharmacy sales continue to grow as a percent of total sales, overall gross profit percentages continue to be adversely impacted.

•	Our promotional sales increased as a percentage of total front-end sales in fiscal 2004 over fiscal 2003. Promotional sales have lower gross profit percentages than non-promotional sales. We expect that our promotional sales will continue to be a significant portion of our total front-end sales in light of persistent softness in the economy and promotional activities by our competitors, resulting in pressure on our front-end gross profits.

•	We reduced prices on more than 2,000 high-volume items in categories such as health and beauty care, over-the-counter medications and convenience grocery in order to better align our prices and improve our competitive position.

More disciplined purchasing and economies of scale resulting from our progress in centralizing procurement, advertising and promotional activities as part of our initiative to upgrade our supply chain practices partially offset the decline in our gross profit.

Our gross profit included LIFO provisions, which are included in cost of sales, of $1.4 million in fiscal 2004 and $6.2 million in fiscal 2003. The decrease in the LIFO provision, which had a positive impact on our gross profit as a percentage of sales, is primarily due to lower overall net inflation on our front-end merchandise costs during the year. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix.

In the first quarter of fiscal 2004, we began classifying advertising expenses as a component of cost of sales. Previously, we classified advertising expense as a component of operating and administrative expenses. We reclassified results for fiscal 2003 to conform to this new presentation, resulting in a $21.9 million increase in cost of sales and an offsetting decrease in previously reported operating and administrative expenses, with no effect on reported net income.

In addition to the acquisition cost of inventory sold (net of merchandise rebates and allowances), we include in-bound freight, receiving, warehousing, purchasing and distribution costs, and advertising expenses (net of advertising rebates and allowances) in our cost of sales. Our gross profit percentages may not be comparable to those of some other retailers who include distribution and advertising costs in their operating expenses.

Fiscal 2003 versus Fiscal 2002

Gross profit was 25.7% of sales in fiscal 2003, compared to 25.1% in fiscal 2002. Almost half of the increase was attributable to the inclusion of RxAmerica’s gross profit in our consolidated total. We recognize in our consolidated sales RxAmerica’s revenues from third-party health plans net of the related reimbursements due to participating pharmacies. We do not record any of RxAmerica’s expenses in cost of sales. Therefore, all of RxAmerica’s net revenues ($23.3 million in fiscal 2003 and $7.9 million in fiscal 2002) are included in gross profit. Prior to our acquisition of 100% ownership of RxAmerica in September 2001, it was a joint venture between Longs and Albertson’s, Inc., and we recorded our share of its profits in operating and administrative expenses using the equity method of accounting. The increased usage of generic drugs, which have higher gross profit percentages than name-brand drugs, also favorably affected our gross profit percentage. Pricing pressure from third-party health plans and increased promotional sales adversely affected our gross profits in fiscal 2003, and partially offset these favorable effects.

Gross profit in fiscal 2003 included a LIFO provision of $6.2 million, compared to $9.6 million in fiscal 2002, included in cost of sales. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. The decrease in the LIFO provision in fiscal 2003, which had a positive impact on our gross profit as a percent of sales, was primarily due to lower inflation rates in our front-end categories.

Operating and Administrative Expenses

	Fiscal Year
	2004	2003	2002
Operating and Administrative Expenses (Thousands)	$1,000,994	$990,209	$912,600
Operating and Administrative Expenses as a Percent of Sales	22.1%	22.4%	21.2%

Fiscal 2004 versus Fiscal 2003

Operating and administrative expenses were 22.1% of sales in fiscal 2004, compared to 22.4% in fiscal 2003. A decrease in labor costs and related benefit costs reduced our operating and administrative expense rate by 0.7% of sales. This decrease was the result of a series of steps we took during the fiscal year to improve our productivity and reduce our costs. These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, the closure of certain support facilities, store labor savings through workflow and staffing changes, modifications to many of our incentive compensation arrangements and the voluntary separation program for store managers announced in July 2003. These actions resulted in lower operating and administrative expenses as a percentage of sales compared to fiscal 2003 beginning in the second half of fiscal 2004, and we expect this trend to continue in the first half of fiscal 2005. Operating and administrative expenses for fiscal 2004 also benefited from net gains of $3 million (0.1% of sales) on the disposition of properties.

In connection with the reduction of our administrative workforce, closure of facilities and the voluntary separation program for store managers we recorded charges totaling $7.1 million, or 0.2% of sales, in operating and administrative expenses for employee termination, facility closure and other related costs.

Workers’ compensation and other insurance-related expenses increased $12.8 million, or 0.3% of sales, in fiscal 2004 over fiscal 2003. We are self-insured for a substantial portion of our workers’ compensation and general liability costs. The increase in our insurance-related expenses during fiscal 2004 included a $5.5 million net increase in our self-insurance reserves based on a third-party actuarial study of our self-insured programs and reserves, particularly workers’ compensation, in the fourth quarter. Insurance costs across industries have increased significantly over the last two years as a result of rising health care costs, legislative and regulatory changes, economic conditions and terrorism. The California State Legislature is currently considering changes to the state’s workers’ compensation laws in an effort to reduce costs, and we cannot predict the outcome of such deliberations. However, we are continuing to develop our existing workplace safety practices in an effort to partially mitigate this increase in costs over time by reducing the number of work related injuries.

Fiscal 2003 versus Fiscal 2002

Operating and administrative expenses were 22.4% of sales in fiscal 2003, compared to 21.2% in fiscal 2002. Several factors contributed to the increase. We included RxAmerica’s operating and administrative expenses of approximately $12.8 million, or 0.3% of sales, in our consolidated totals for all of fiscal 2003. Prior to our acquisition of 100% ownership of RxAmerica in September 2001, it was a joint venture between Longs and Albertson’s, Inc., and we recorded our share of its profits in operating and administrative expenses using the equity method of accounting. These equity-method profits were not material to us.

We incurred operating and administrative expenses of $11.8 million, or 0.3% of sales, in fiscal 2003 related to the supply chain initiative, which began in February 2002. Workers’ compensation expenses increased $9.8 million, or 0.2% of sales, in fiscal 2003. The increase was a result of a revaluation of our reserves for outstanding claims to reflect regulatory changes in our principal markets and lower interest rates used to discount our liability.

As previously noted, the increased usage of lower-priced generic drugs had a negative impact on our sales. This in turn resulted in higher operating and administrative expenses when measured as a percent of sales, but increased gross profit margins. We estimate that the higher generic utilization resulted in an increase of approximately 0.2% in operating expenses as a percent of sales.

Other elements of the increase in operating and administrative expenses include costs for certain consulting projects relating to strategic, operational and tax initiatives, employee terminations and increased debit and credit card processing fees.

Depreciation and Amortization

Depreciation and amortization expenses were $83.6 million in fiscal 2004, compared to $77.7 million in fiscal 2003. The increase of $5.9 million was primarily due to accelerated depreciation of $5.2 million in the first six months of fiscal 2004 arising from the abandonment of a pharmacy processing system.

Depreciation and amortization expenses were $77.7 million in fiscal 2003 compared to $78.2 million in fiscal 2002. Effective with the first quarter of fiscal 2003, we no longer record amortization expense for goodwill and certain other intangible assets with indefinite useful lives, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Amortization for these assets was $6.8 million in fiscal 2002. Excluding discontinued amortization, depreciation and amortization increased by $6.3 million in fiscal 2003 over fiscal 2002, primarily due to increased depreciation expense resulting from capital expenditures for new store investments, improvements to existing stores, supply chain improvements and technology.

Provision (Benefit) for Store Closures and Asset Impairments

The provision (benefit) for store closures and asset impairments is summarized as follows:

	Fiscal Year
	2004	2003	2002
	Thousands
Provision (benefit) for store closures, net	$3,542	$600	$(2,482)
Asset impairments	3,896	10,154	800

Total	$7,438	$10,754	$(1,682)

Store Closures

The following is a summary of the provision (benefit) for store closures and related reserves, which are included in long-term liabilities:

	Fiscal Year
	2004	2003	2002
	Thousands
Reserve balance—beginning of year	$7,827	$12,551	$22,200
Provision for present value of noncancellable lease obligations of stores closed, net of estimated sublease income	1,367	—	—
Changes in assumptions about future sublease income and other lease related costs	2,175	600	(3,482)
Employee termination costs	—	—	1,000

Total provision (benefit) for store closures, net	3,542	600	(2,482)
Cash payments for lease related costs, net of sublease income	(1,825)	(5,324)	(7,167)

Reserve balance—end of year	$9,544	$7,827	$12,551

We periodically review store operating results and projections and make decisions to close stores in the normal course of business. We recognize costs associated with store closures when the related liabilities are incurred. In fiscal 2004, we closed 3 stores and recorded a provision for the present value of noncancellable lease payments, net of estimated future sublease income, of $1.4 million. In addition, we recorded a provision of $2.2 million related to changes in our assumptions about estimated future sublease income for previously closed stores.

In fiscal 2003, we closed 6 stores and recorded a provision of $0.6 million related to changes in our assumptions about estimated future sublease income for previously closed stores.

In fiscal 2002, we closed 18 stores, 14 of which were closed pursuant to a store closure plan approved by our board of directors in January 2001 (“2001 Closure Plan”). We also recorded a provision in fiscal 2002 for employee termination costs of $1.0 million related to the stores included in the 2001 Closure Plan. Based on the results of store closure activities in fiscal 2002 and resulting changes in assumptions about estimated future costs, net of estimated future sublease income, we recorded a benefit of $3.5 million for the reduction of the reserve for store closures in fiscal 2002.

Our calculation of store closure costs includes significant estimates about the amounts and timing of future sublease income. These estimates are based on our historical experience, the condition and location of the properties, the lease terms and current real estate leasing market conditions. Many of our previously closed stores have long remaining lease terms, with the longest lease term ending January 2026. As a result, changes in these assumptions can significantly impact our store closure reserves.

Asset Impairments

In each of the last three fiscal years, we have identified certain underperforming stores with assets whose carrying values exceeded their related undiscounted expected future cash flows. Accordingly, in fiscal 2004, we recorded impairment charges of $1.3 million to write down such assets to their estimated fair values. Also during fiscal 2004, we recorded a provision of $1.5 million for asset impairments related to the write-off of abandoned information technology assets as well as impairments of $1.1 million related to the long-lived assets of the stores we closed during the year.

In fiscal 2003, we recorded $5.0 million of impairment charges for underperforming stores to write down the related assets to their estimated fair values. Also in fiscal 2003, we abandoned a targeted marketing database that was originally developed as a component of our e-retail strategy and recorded an impairment charge of $5.2 million to write off the remaining net book value of this database.

In fiscal 2002, we recorded impairment charges for underperforming stores of $0.8 million to write down the related assets to their estimated fair values.

Legal Settlements and Other Disputes

In fiscal 2004, we recorded a combined benefit of $7.0 million related to settlements of a lease-related dispute with one of our landlords and a contract dispute with a former service provider. In fiscal 2003, we recorded a net charge of $0.5 million for the settlement of certain legal matters. The fiscal 2003 matters were settled in earlier fiscal years, and as final payments were made during fiscal 2003, we incurred additional costs over those previously estimated. In fiscal 2002, we recorded a net charge of $0.9 million for the settlement of a lease-related dispute with a landlord, partially offset by gains on the settlement of other disputes.

Net Interest Expense

Net interest expense was $13.4 million in fiscal 2004, compared to $13.0 million in fiscal 2003 and $14.0 million in fiscal 2002. The increase from fiscal 2003 to fiscal 2004 was due to higher average borrowings, partially offset by increased interest capitalization on current construction and systems projects. The decrease from fiscal 2002 to fiscal 2003 was due to lower average borrowings and interest rates.

Income Taxes

Our effective income tax rates were 35.3%, 29.8% and 37.3% in fiscal 2004, 2003 and 2002. The lower tax rate in fiscal 2003 was primarily due to the benefits of wage and other tax credits, which reduced our effective income tax rate by 5.85 percentage points. We expect that our effective income tax rate will be approximately 37.6% in fiscal 2005.

Cumulative Effect of Accounting Change

As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, we recognized a goodwill impairment charge of $41.0 million ($24.6 million after tax or $0.64 per diluted share) in fiscal 2003 as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, pay dividends and repurchase shares of our common stock.

We have an unsecured revolving line of credit with a syndication of banks, which expires in October 2004 and accrues interest at LIBOR-based rates. During the second quarter of fiscal 2004, we exercised an option to increase the borrowing capacity of this credit facility, resulting in a $45 million increase in our total borrowing and letter-of-credit capacity from $150 million to $195 million. Borrowings on the line of credit do not require repayment until the October 2004 expiration date. As of January 29, 2004, borrowings of $50 million were outstanding under this line of credit with a weighted average interest rate of 2.86%. We also had $24.8 million in letters of credit outstanding under the line of credit as of January 29, 2004. We have classified all borrowings under the line of credit as current liabilities as of January 29, 2004 because of the October 2004 expiration date. However, we intend to renew or replace the line of credit prior to its expiration.

Additionally, as of January 29, 2004 we had $156.4 million in outstanding unsecured privately placed promissory notes. These notes mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%. The notes include penalties for repayment prior to their scheduled maturities. Included in the current maturities of long-term debt as of January 29, 2004 are $41.9 million of regularly scheduled principal payments, the majority of which are due in the fourth quarter of fiscal 2005. It is likely that we will refinance all or a portion of the current maturities of the private placement notes.

Our debt agreements contain limits on borrowings and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios. During the first quarter of fiscal 2004, we amended our unsecured revolving line of credit agreement to revise certain financial covenants and limitations and increase our maximum allowable repurchases of company stock. As of January 29, 2004, we were in compliance with the restrictions and limitations included in these provisions. Failure to comply with all of our debt covenants could adversely affect our ability to manage our cash requirements, as well as result in higher interest costs and potentially accelerated repayment requirements.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit or replacement facilities, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $122.1 million in fiscal 2004, compared to $43.2 million in fiscal 2003 and $202.2 million in fiscal 2002. The change in our operating cash flows was primarily due to changes in working capital (defined as current assets less current liabilities). Net changes in assets and liabilities negatively affected our operating cash flows by $7.2 million in fiscal 2004, compared to $83.8 million in fiscal 2003. The net difference of $76.6 million accounted for most of the increase in our operating cash flows in fiscal 2004 versus fiscal 2003. In fiscal 2002, net changes in assets and liabilities positively affected our operating cash flows by $56.2 million.

During fiscal 2004, pharmacy and other receivables increased $28.3 million from the end of fiscal 2003. The increase was primarily due to increased amounts owed to us from vendors as a result of changes in some of our contractual purchase arrangements, the timing of payments from customers in our PBM segment and increased pharmacy receivables arising from higher sales. During fiscal 2003, receivables increased $12.6 million from the end of fiscal 2002, primarily due to increased pharmacy receivables arising from higher sales, as well as changes in payment terms for certain of our PBM customers. The $2.9 million decrease in receivables during fiscal 2002 was primarily due to store closures during the year.

During fiscal 2004, inventories increased $33.7 million from the end of fiscal 2003, primarily due to higher inventory levels in our distribution centers as a result of our efforts to remain in-stock during the grocery strike in Southern California and the system conversion in our Northern California facility, in addition to increasing the amount of merchandise we carry in our distribution centers. The $37.1 million increase in inventory levels during fiscal 2003 was primarily the result of lower than anticipated sell-through of inventory during the third and fourth quarters of the year. The $18.0 million decrease in inventories during fiscal 2002 was primarily due to store closures during the year.

During fiscal 2004, current and other liabilities, excluding the current portion of long-term debt, increased $54.7 million from fiscal 2003. The increase was primarily due to a $25.8 million increase in accounts payable and accrued expenses resulting from higher inventory levels and improved payment terms with many of our vendors; a $17.2 million increase in employee compensation and benefits primarily related to increased workers’ compensation reserves during the year; and a $10.4 million increase in taxes payable due to increased current taxes due, and the effect of income tax credits in fiscal 2003 which had the effect of lowering taxes payable last year. The decrease in current and other liabilities during fiscal 2003 was primarily due to a reduction in accounts payable and accrued expenses of $29.7 million. During fiscal 2003, we resolved a payment dispute with a vendor, resulting in payment of amounts early in the fiscal year that were in outstanding payables as of the end of fiscal 2002. We also accelerated the timing of our payments to certain vendors during fiscal 2003. In addition, taxes payable were lower in fiscal 2003 due to tax credits. The increase in current and other liabilities in fiscal 2002 was a result of higher payables due to a payment dispute with a vendor, offset by decreases in reserves as stores were closed during the year.

Working capital was $173.6 million as of January 29, 2004, $242.6 million as of January 30, 2003 and $236.7 million as of January 31, 2002. As of January 29, 2004, current liabilities included $91.9 million for the current maturities of long-term debt ($50 million on our unsecured revolving line of credit, which expires in October 2004, and $41.9 million of principal payments due during fiscal 2005 on our private placement notes). Excluding debt, our working capital on a per store basis increased to $565 thousand in fiscal 2004 from $538 thousand in fiscal 2003, primarily as a result of higher inventories and receivables, partially offset by increased current liabilities.

We plan to reduce our working capital, excluding debt, by approximately $50 million on an equivalent-store basis during fiscal 2005. Changes in equivalent-store working capital serve as a measure of our working capital management, excluding the effects of changes in the number of stores. We calculate the change in equivalent-store working capital by multiplying the change in average working capital per store by the number of stores open as of the end of the current period. We exclude the current maturities of long-term debt from our calculation of equivalent-store working capital because we intend to renew or replace the line of credit prior to its October 2004 expiration date and refinance all or a portion of the current maturities of the private placement notes.

Closed stores will continue to impact future operating cash flows negatively as we make payments associated with our noncancelable lease obligations associated with those stores. However, those payments will be partially, and in some cases fully, offset by sublease rental income and the elimination of the operating cash flow losses that were incurred by the closed stores prior to closure. The majority of the payments associated with closed stores will occur over their respective remaining lease terms of up to 21 years, with an average lease term of approximately 12 years. As a result, we do not expect our existing closed store obligations to affect our operating cash flows significantly in any single fiscal year unless we close a significant number of stores in a short period. Our store closure reserves were $9.5 million as of January 29, 2004.

Investing Cash Flows

Net cash used in investing activities was $104.3 million in fiscal 2004, compared to $87.2 million in fiscal 2003 and $94.6 million in fiscal 2002. Investing activities primarily consist of capital expenditures for new stores, store remodels and improvements, equipment, technology and supply chain improvements, partially offset by cash receipts from property dispositions and sale-leaseback transactions. Fiscal 2002 investing cash outflows also included $5.8 million for the acquisition of the remaining 50% of RxAmerica, net of cash acquired. Prior to our acquisition of 100% ownership of RxAmerica in September 2001, it was a joint venture between Longs and Albertson’s, Inc.

Capital expenditures were $114.0 million in fiscal 2004, compared to $93.9 million in fiscal 2003 and $111.4 million in fiscal 2002. The increase from fiscal 2003 to fiscal 2004 was due primarily to investments in store pharmacy robotics and digital photography technologies. Our capital expenditures also included investments in new stores, store remodels and improvements, equipment, technology and supply chain upgrades.

Cash receipts from property dispositions were $9.7 million in fiscal 2004, $6.8 million in fiscal 2003 and $22.6 million in fiscal 2002. In fiscal 2004, we sold two previously closed store properties as well as one of our support facilities that we closed in the first half of the year. Fiscal 2002 receipts included $15.2 million associated with five sale-leaseback transactions. We may enter into additional sale-leaseback transactions in the future to provide funding for a portion of our capital expenditures. We also may sell additional properties, particularly if we close stores on our company-owned properties.

We opened 18 new stores in fiscal 2004, 22 new stores in fiscal 2003 and 24 new stores in fiscal 2002. We also remodeled 20 stores during fiscal 2004. We plan to open approximately 5 to 10 new stores and to remodel up to 40 existing stores in fiscal 2005. We expect net capital expenditures in fiscal 2005 to be between $105 million and $115 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements, including expenditures under the supply chain program discussed further below. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

In February 2002, our board of directors approved a program to upgrade our supply chain systems and processes. Over the term of this program (February 2002 through expected completion in fiscal 2006), we expect to invest approximately $63.0 million in capital expenditures for supply chain improvements, largely related to systems changes. Since inception of the program, we have invested approximately $29.0 million in capital expenditures.

Financing Cash Flows

Net cash used in financing activities was $17.8 million in fiscal 2004, compared to $39.1 million in fiscal 2003 and $29.2 million in fiscal 2002. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock and dividend payments.

In fiscal 2004, borrowings under our unsecured revolving line of credit were $25.0 million. We used these borrowings, together with cash flows from operations, to finance capital expenditures, stock repurchases and dividend payments. We also repaid $2.3 million of long-term borrowings, consisting of regularly scheduled principal payments on our private placement notes. In fiscal 2003, we repaid $17.6 million of long-term borrowings, including $15.0 million under our revolving line of credit and $2.1 million of regularly scheduled principal payments on our private placement notes. In fiscal 2002, we obtained $50 million in additional privately placed debt financing, offset by $58 million in repayments of long-term and short-term borrowings.

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

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We have paid regular quarterly dividends of $0.14 per share ($0.56 per share annually) for each of the last three fiscal years. Total dividends were $21.0 million in fiscal 2004, $21.4 million in fiscal 2003 and $21.2 million in fiscal 2002.

Contractual Obligations

The following table summarizes our contractual obligations as of January 29, 2004:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Thousands
Long-term debt	$206,428	$91,870	$54,740	$43,454	$16,364
Capital lease obligations	25,062	1,016	2,038	2,121	19,887
Operating leases	1,001,753	72,908	140,485	128,351	660,009
Purchase obligations	3,972,489	1,614,391	2,344,198	13,900	—
Other long-term liabilities	—	—	—	—	—

Total	$5,205,732	$1,780,185	$2,541,461	$187,826	$696,260

See “Debt,” “Leases” and “Commitments and Contingencies” in the accompanying notes to our consolidated financial statements for further information about the above items.

Purchase obligations primarily represent outstanding commitments to purchase pharmaceutical inventories from AmerisourceBergen Corporation under a long-term supply contract for use in the normal course of business. Purchase obligations also include merchandise purchase commitments under other long-term supply contracts, as well as outstanding commitments under purchase orders issued in the normal course of business.

Our other long-term liabilities of $50.7 million as of January 29, 2004 consisted of $20.6 million of deferred rent, $10.7 million of capital lease obligations, $9.9 million of deferred tax liabilities and $9.5 million of store closure reserves. These items either are not of a contractual nature, such as deferred rent and deferred income taxes, or are included elsewhere in the above table, such as capital and closed store lease obligations.

In addition to the above obligations, we incur substantial cash requirements for the payment of interest and income taxes each year. Payments for interest fluctuate based on our borrowings and interest rates. Our cash payments for interest were $13.8 million in fiscal 2004, $13.7 million in fiscal 2003 and $14.8 million in fiscal 2002. Most of our outstanding debt ($156.4 million as of January 29, 2004) bears interest at fixed rates. Borrowings on our unsecured revolving line of credit ($50 million as of January 29, 2004) bear interest at LIBOR-based rates. A substantial portion of our outstanding debt obligations ($91.9 million), including of all the

$50 million borrowed under our unsecured revolving line of credit, matures in fiscal 2005. We intend to renew or replace the line of credit prior to its expiration. The amount of borrowings and interest rates on the replacement facility will affect the amount of interest we incur in the future.

Our cash payments for income taxes were $8.8 million in fiscal 2004, $26.5 million in fiscal 2003 and $19.9 million in fiscal 2002. Payments for income taxes fluctuate based on our taxable income and the availability of tax deductions and credits.

We also incur obligations for contributions to our Employee Savings and Profit Sharing Plan. We match a portion of our employees’ voluntary contributions and provide profit sharing contributions to the plan in some years. Our contributions to the plan, which may be made in cash or in shares of our common stock, fluctuate based on the level of participation in the plan by our employees as well as our levels of income. We contributed $7.3 million in fiscal 2004, $8.0 million in fiscal 2003 and $9.4 million in fiscal 2002 to this plan, all of which we funded with shares of our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We do not make use of any off-balance sheet arrangements that currently have or that we expect are reasonably likely to have a material effect on our financial condition, results of operations or cash flows. We utilize operating leases for many of our store locations, and from time to time we engage in sale-leaseback arrangements for financing purposes. We do not use special-purpose entities in any of our leasing arrangements.

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

Accounts Receivable and Reserves

Our receivables primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), vendors and our pharmacy benefit management customers. We maintain an allowance for the amount of these receivables that we estimate to be uncollectible. Our estimates of uncollectible amounts are based on our historical collection experience, current economic and credit conditions and any information available to us indicating that specific accounts are unlikely to be collected. We have historically collected a relatively high percentage of our accounts receivable, especially pharmacy receivables, and our credit and collection losses have not materially adversely affected us. However, if the financial condition of our third party providers, vendors or PBM customers deteriorates, we may increase the allowance for uncollectible accounts and our recovery of recorded receivables may be significantly affected.

Merchandise Inventories

We record our inventories at the lower of cost or market value. If we do not sell the merchandise at expected prices or if we make decisions to significantly reduce or eliminate merchandise items or categories, we may increase the allowance for markdowns and our realization of recorded inventories may be significantly affected.

We use the last-in, first-out (LIFO) method to determine inventory cost. The calculation of LIFO inventory costs depends on a number of factors, including inflation rates, inventory levels and merchandise mix, that require estimates during interim periods. These estimates are subject to substantial variability and may result in significant adjustments, particularly during the fourth quarter, when final inflation rates and inventory levels and mix are determined.

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

We review goodwill and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant. We perform our annual impairment testing during the fourth fiscal quarter, when updated financial projections are available. If the carrying values of such assets exceed their estimated fair values, we record an impairment loss to write the assets down to their estimated fair values.

We generally evaluate store-specific long-lived tangible assets and intangible assets with finite useful lives at an individual store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at a consolidated entity or segment level as appropriate. We evaluate goodwill at a reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Geographic regional divisions within the retail drug store segment comprise our reporting units.

Since quoted market prices are not typically available for our long-lived tangible and intangible assets, we estimate fair values for most assets based on the expected present value of future cash flows. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside of our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from our estimates, we may record significant additional impairment charges in the future. We recorded impairment charges of $3.9 million in fiscal 2004, $10.2 million in fiscal 2003 and $0.8 million in fiscal 2002.

In fiscal 2004, we recorded $1.5 million of system technology assets we abandoned and $5.2 million of accelerated depreciation on a pharmacy system platform that we no longer use. In fiscal 2003, we recorded $5.2 million related to the impairment of system technology assets that we abandoned. We have made substantial investments in technology assets; should their utility not manifest as expected we could incur substantial impairment charges or accelerated depreciation.

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

Effective with the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003, we recognize a liability for costs associated with closing a store when the liability is incurred. We record the present value of expected future lease costs, net of estimated sublease future income, when the store is closed. We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.

Our calculation of store closure costs includes significant estimates about the amounts and timing of future sublease income. These estimates are based on our historical experience, the condition and location of the property, the lease terms and current real estate leasing market conditions. If actual results differ from our estimates, we may significantly adjust our store closure reserves in future periods. We recorded provisions for store closures of $3.5 million in fiscal 2004 and $0.6 million in fiscal 2003, and a benefit of $2.5 million in fiscal 2002.

In addition, periodically we make judgments about which stores we should close and which stores we should continue to operate. During fiscal 2004, we took a series of actions to improve the operating performance of 25 underperforming stores and of stores opened during the last three years. We closed one of these stores during the year, and have presently decided to continue operating the remainder, while continuing to closely monitor their operating performance. If we decide to close a number of these stores, we could incur substantial additional store closure costs.

Insurance Reserves

We maintain insurance coverage for significant exposures as well as those risks required to be insured by law. It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, pharmacist liability, business interruptions and employee health care. We record provisions for these items based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. We discount reserves for workers’ compensation and general liability claims to their expected present value using an essentially risk-free interest rate. The projections involved in this estimate are subject to substantial uncertainty because of several unpredictable factors, including actual claims experience, regulatory changes, litigation trends and changes in inflation and interest rates. Our workers’ compensation and other insurance-related expenses increased $12.8 million, or 0.3% of sales, in fiscal 2004.

Our self-insurance exposure is concentrated in California, where the majority of our stores are located. California has experienced significant increases in workers’ compensation costs as a result of legislative changes and rising medical costs. The California State Legislature is currently considering changes to the state’s workers’ compensation laws in an effort to reduce costs, and we cannot predict the outcome of such deliberations. Increases in workers’ compensation costs have adversely affected our results of operations and may continue to adversely affect us in the future.

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

We recognize revenue from our PBM segment when our RxAmerica subsidiary has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. RxAmerica does not take title to prescription drug inventories or assume substantial risks and rewards of inventory ownership or receivable collection. Accordingly, under our existing contracts we recognize PBM revenues from third-party health plans net of the reimbursements due to participating pharmacies. We do not recognize or otherwise reflect in our financial statements co-payments made to participating pharmacies by health plan members. We estimate certain rebate revenues in our PBM segment based on our historical experience, contractual terms and prescription drug utilization mix. These estimates are subject to uncertainty and actual results could differ significantly.

Vendor Rebates and Allowances

We record merchandise rebates and allowances as a reduction of cost of sales when we sell the related inventory. We recognize advertising rebates and allowances as a reduction of advertising expense, a component of cost of sales, when we incur the related advertising expense or complete the required performance. We defer lump-sum payments received from vendors in connection with a contractual arrangement and recognize them over the contract term as a reduction of cost of sales. Some of our contractual arrangements require estimates of the rebate amounts earned and collectible. If actual rebates and allowances received differ from our estimates, we may be required to record significant adjustments to our rebates and allowances.

Other Significant Accounting Policies

The above policies are not intended to be a comprehensive list of all of our accounting policies. In many cases, generally accepted accounting principles specifically dictate the accounting treatment for a particular transaction. There are also certain areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the accompanying audited consolidated financial statements and notes thereto for a more complete discussion of our accounting policies and other disclosures required by generally accepted accounting principles.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, “The Company and Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements included in Item 8 of this Form 10-K.

RISK FACTORS

You should carefully read the following risk factors.

Our ability to successfully implement significant organizational changes, including new supply chain systems and processes, is critical to the ongoing success of our business.

We are currently undertaking significant organizational changes, including store workflow and staffing changes, increased centralization, restructured incentive compensation arrangements and other strategic initiatives. In addition, in February 2002 our board of directors approved a program to upgrade our supply chain, primarily through technology systems changes, in an effort to increase efficiency and enhance profitability. Such organizational and technology systems changes are complex and could cause disruptions that would adversely affect our sales, gross profit and operating and administrative expenses. For example, the implementation of new distribution management software in one of our front-end distribution centers caused some disruption in our supply chain, which adversely affected our front-end sales and gross profit during the second half of fiscal 2004. Our ability to successfully implement these organizational, systems and process changes, which are significant to our operations and business, is critical to our future profitability. We cannot assure you that we will be able to execute these changes successfully and without significant disruption to our business. If we are not successful, we may not achieve any of the expected benefits from these initiatives, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets. We may also determine that additional investment is required to bring our supply chain and related systems to their desired state; this could result in significant additional investment of time and money and implementation risk.

Continued economic softness could continue to adversely affect consumer-buying practices and reduce our sales and profitability.

A sluggish economy has adversely affected our sales and operating profitability for the past two fiscal years. The economy is very soft in many of the markets we serve, particularly California, where unemployment is high and a state budget crisis has created a climate of political uncertainty. If the economy remains soft or slows further, or if unemployment increases, our pharmacy sales could be adversely affected as consumers may lose their health insurance due to unemployment. Further, if economic conditions, war, terrorism or other global concerns continue to worry consumers, they may continue to decrease their purchases, particularly of products other than pharmaceutical products. We make a higher profit on our sales of front-end products than we do on sales of pharmaceutical products. Therefore, any continued decrease in our sales of front-end products would decrease our profitability.

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

We are wholly or partially reimbursed by third-party health plans for approximately 90% of all the prescription drugs that we sell. Pharmacy sales reimbursed by third parties, including Medicare and Medicaid plans, have lower gross margins than non third-party pharmacy sales. Third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, the Medicare Prescription Drug Improvement and Modernization Act of 2003 included new prescription drug benefits for Medicare participants. Also, the proposed California state budget includes a proposed 10% across-the-board reduction in Medi-Cal reimbursements to pharmacies effective July 1, 2004. If the State of California implements these or similar reductions in reimbursement levels, our sales and gross profits could be significantly adversely affected. If third-party health plans continue to reduce their reimbursement levels, or if Medicare covers prescription drugs at reimbursement levels lower than our current retail prices, our margins on these sales will continue to be reduced, and our profitability will be adversely affected.

The significant investments we are making in our stores may not increase our sales and profitability, which could adversely affect our results of operations, financial condition and cash flows.

We are currently making significant investments in our stores in an effort to increase our sales and profitability. These investments include the installation of new digital photo equipment, technology, and remodels and other improvements to some existing stores. These investments require significant capital expenditures and human effort and are largely unprecedented at our company. We are uncertain about consumer reaction to these changes and therefore we cannot assure you that they will result in increased sales and profitability. A failure to increase our sales and profitability would adversely affect our results of operations, financial condition and cash flows.

Continued volatility in insurance related expenses and the markets for insurance coverage could have a material adverse affect on us.

The costs of most types of insurance, especially workers’ compensation, employee benefits, director and officer and others have continued to rise, while the amount and availability of coverage have decreased. Claims costs for workers’ compensation and other self-insured exposures have also increased. In fiscal 2004, for example, our insurance-related expenses increased $12.8 million, or 0.3% of sales, over fiscal 2003. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions and terrorism. If our insurance-related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

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

Our pharmacy and PBM businesses are subject to numerous federal, state and local regulations, many of which are new and developing. These include, but are not limited to, local registrations of pharmacies in the states where our pharmacies are located and applicable Medicare and Medicaid regulations. In addition, the Health Insurance Portability and Accountability Act, or HIPAA imposes certain requirements regarding the protection of confidential patient medical records and other information. Compliance with these regulations, particularly HIPAA, requires that we implement complex changes to our systems and processes. Failure to adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties. Furthermore, any new federal or state regulations or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

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

Item 7A. Quantitative and Qualitative Disclosures of Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. A portion of our debt ($50 million at January 29, 2004) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (29 basis points on our floating-rate debt as of January 29, 2004) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

Item 8. Financial Statements and Supplementary Data

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the Fiscal Year Ended
	January 29, 2004 (52 weeks)	January 30, 2003 (52 weeks)	January 31, 2002 (53 weeks)
	Thousands Except Per Share Amounts
Sales	$4,526,524	$4,426,273	$4,304,734
Cost of sales	3,382,103	3,289,426	3,225,482

Gross profit	1,144,421	1,136,847	1,079,252
Operating and administrative expenses	1,000,994	990,209	912,600
Depreciation and amortization	83,595	77,736	78,193
Provision (benefit) for store closures and asset impairment	7,438	10,754	(1,682)
Legal settlements and other disputes	(7,007)	469	860

Operating income	59,401	57,679	89,281
Interest expense	13,898	14,018	15,475
Interest income	(519)	(983)	(1,459)

Income before income taxes and cumulative effect of accounting change	46,022	44,644	75,265
Income taxes	16,258	13,317	28,097

Income before cumulative effect of accounting change	29,764	31,327	47,168
Cumulative effect of accounting change (net of tax benefit of $16,410)	—	(24,625)	—

Net income	$29,764	$6,702	$47,168

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.80	$0.83	$1.26
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	(0.65)	—

Net income	$0.80	$0.18	$1.26

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.79	$0.82	$1.25
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	(0.64)	—

Net income	$0.79	$0.18	$1.25

Dividends per common share	$0.56	$0.56	$0.56
Weighted average number of shares outstanding:
Basic	37,213	37,937	37,443
Diluted	37,454	38,223	37,751

See notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 29, 2004	January 30, 2003
	Thousands Except Share Information
ASSETS
Current Assets:
Cash and cash equivalents	$40,222	$40,195
Pharmacy and other receivables, net	163,950	135,610
Merchandise inventories, net	477,122	443,435
Deferred income taxes	41,848	32,131
Prepaid expenses and other current assets	13,373	11,290

Total current assets	736,515	662,661

Property:
Land	106,326	107,175
Buildings and leasehold improvements	547,128	524,768
Equipment and fixtures	531,855	487,888

Total	1,185,309	1,119,831
Less accumulated depreciation	571,889	523,813

Property, net	613,420	596,018

Goodwill	82,085	82,085
Intangible assets, net	6,428	5,430
Other non-current assets	3,664	5,877

Total	$1,442,112	$1,352,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$296,741	$270,986
Employee compensation and benefits	109,386	92,185
Taxes payable	64,941	54,579
Current maturities of debt	91,870	2,348

Total current liabilities	562,938	420,098

Long-term debt	114,558	181,429
Deferred income taxes and other long-term liabilities	50,695	34,074
Commitments and Contingencies

Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,544,000 and 38,501,000 shares outstanding	18,772	19,250
Additional capital	170,321	169,853
Unearned compensation	(2,525)	(4,562)
Retained earnings	527,353	531,929

Total stockholders’ equity	713,921	716,470

Total	$1,442,112	$1,352,071

See notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Fiscal Years Ended
	January 29, 2004	January 30, 2003	January 31, 2002
	Thousands
Operating Activities:
Net income	$29,764	$6,702	$47,168
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	24,625	—
Depreciation and amortization	83,595	77,736	78,193
Provision (benefit) for store closures and asset impairment	7,438	10,754	(1,682)
Deferred income taxes and other	358	(2,468)	10,566
Stock awards and options, net	702	2,083	1,927
Common stock contribution to benefit plan	7,476	7,561	9,858
Changes in assets and liabilities:
Pharmacy and other receivables	(28,340)	(12,631)	2,945
Merchandise inventories	(33,687)	(37,052)	17,956
Other assets	130	(6,694)	3,023
Current liabilities and other	54,703	(27,375)	32,284

Net cash provided by operating activities	122,139	43,241	202,238

Investing Activities:
Capital expenditures and acquisitions	(113,999)	(93,944)	(117,126)
Proceeds from property dispositions	9,727	6,786	22,575

Net cash used in investing activities	(104,272)	(87,158)	(94,551)

Financing Activities:
Proceeds from long-term borrowings	25,000	—	50,000
Repayments of long-term borrowings	(2,349)	(17,626)	(38,017)
Repayments of short-term borrowings	—	—	(20,000)
Repurchase of common stock	(20,023)	—	—
Dividend payments	(21,008)	(21,449)	(21,175)
Exercise of stock options	540	—	—

Net cash used in financing activities	(17,840)	(39,075)	(29,192)

Increase (decrease) in cash and cash equivalents	27	(82,992)	78,495
Cash and cash equivalents at beginning of year	40,195	123,187	44,692

Cash and cash equivalents at end of year	$40,222	$40,195	$123,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,823	$13,667	$14,834
Cash paid for income taxes	8,756	26,523	19,924
Non-cash investing and financing activities:
Assets acquired through capital leases	$—	$6,456	$4,381
Elimination of note payable in acquisition of RxAmerica	—	—	11,741

See notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Additional Capital	Common Stock Contributions to Profit Sharing Plan	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 25, 2001	37,367	$18,683	$141,200	$7,695	$(4,466)	$520,683	$683,795
Net income						47,168	47,168
Dividends ($0.56 per share)						(21,175)	(21,175)
Profit Sharing Plan:
Issuance of stock for FY01 contribution	287	144	7,551	(7,695)			—
Stock portion of FY02 contribution				2,939			2,939
Contribution of stock to 401(k) plan	285	143	6,776				6,919
Stock awards, net of forfeitures	38	18	1,309		(1,426)		(99)
Amortization of restricted stock awards					1,885		1,885
Tax benefits related to stock awards			141				141

Balance at January 31, 2002	37,977	18,988	156,977	2,939	(4,007)	546,676	721,573

Net income						6,702	6,702
Dividends ($0.56 per share)						(21,449)	(21,449)
Employee Savings and Profit Sharing Plan:
Issuance of stock for FY02 profit sharing contribution	120	60	2,879	(2,939)			—
Issuance of stock for 401(k) matching contributions	303	151	7,410				7,561
Stock awards, net of forfeitures	101	51	2,519		(2,729)		(159)
Amortization of restricted stock awards					2,174		2,174
Tax benefits related to stock awards			68				68

Balance at January 30, 2003	38,501	19,250	169,853	—	(4,562)	531,929	716,470

Net income						29,764	29,764
Dividends ($0.56 per share)						(21,008)	(21,008)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	415	208	7,268				7,476
Stock awards forfeitures, net of grants	(36)	(18)	(937)		356		(599)
Amortization of restricted stock awards					1,681		1,681
Stock options exercised	26	13	527				540
Tax expense related to stock awards and stock options, net			(380)				(380)
Repurchase of common stock	(1,362)	(681)	(6,010)			(13,332)	(20,023)

Balance at January 29, 2004	37,544	$18,772	$170,321	$—	$(2,525)	$527,353	$713,921

See notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies

The Company—Longs Drug Stores Corporation (“Longs” or the “Company”), through its wholly owned subsidiary, Longs Drug Stores California, Inc., operates retail drug stores in California, Hawaii, Colorado, Nevada, Washington and Oregon under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The Company also operates a mail order pharmacy, acquired in April 2003, under the name American Diversified Pharmacies, Inc. In addition to prescription drugs, the Company’s core front-end merchandise categories include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, convenience food and beverage items and greeting cards. The Company also sells merchandise in non-core categories such as gifts, seasonal items and sporting goods.

Longs Drug Stores California, Inc. also provides pharmacy benefit management (PBM) services through its wholly owned subsidiary, RxAmerica LLC. The PBM segment provides a range of services, including plan design and implementation, formulary management and claims administration to third-party health plans and other organizations.

Basis of Presentation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made in the fiscal 2002 and 2003 financial statements to conform to the 2004 presentation. Such reclassifications included a reclassification of advertising expenses from operating and administrative expenses to cost of sales.

Fiscal Year—The Company operates on a 52/53-week fiscal year ending on the last Thursday in January. The fiscal years ended January 29, 2004 and January 30, 2003 each contained 52 weeks of operations. The fiscal year ended January 31, 2002 contained 53 weeks of operations.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company’s financial statements and actual results may differ from those estimates and assumptions. The Company’s significant accounting judgments and estimates include collectibility of receivables, valuation of inventories, depreciable lives and impairment of long-lived assets, reserves for store closures, vendor rebates and receivables, accrued expenses and self-insurance reserves.

Concentrations—The Company obtains approximately half of its total merchandise, including over 90% of its pharmaceuticals, from a single supplier, AmerisourceBergen Corporation (“AmerisourceBergen”), with whom the Company has a long-term supply contract.

The Company’s stores, mail order pharmacy, distribution centers and corporate offices are located in the western United States, primarily in California.

Cash and cash equivalents include investments with original maturities of three months or less when purchased.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pharmacy and other receivables primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), vendors and pharmacy benefit management customers. Receivables are stated net of allowances for uncollectible accounts, summarized as follows:

	Fiscal Year
	2004	2003
	Millions
Allowances for uncollectible accounts, beginning of year	$5.0	$3.1
Additions charged to expense	2.3	2.4
Deductions for accounts written off	(2.8)	(0.5)

Allowances for uncollectible accounts, end of year	$4.5	$5.0

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $172.8 million and $171.4 million as of January 29, 2004 and January 30, 2003, respectively.

In fiscal years 2004 and 2002, certain LIFO inventory layers were liquidated, the after-tax effect of which increased net income by $2.3 million ($0.06 per diluted share) and $0.4 million ($0.01 per diluted share), respectively.

Property includes the major categories of land, buildings and leasehold improvements, and equipment and fixtures. Property is initially recorded at its cost, which is its estimated fair value if the property was acquired as part of an acquisition. The Company capitalizes costs that relate to the application and infrastructure development stage of software development, and includes such costs in equipment and fixtures. Costs for improvements that enhance the usefulness or extend the useful life of an asset are capitalized, as is interest incurred during asset construction or development periods. Repairs and maintenance costs are expensed as incurred.

Property is depreciated using the straight-line method over its estimated useful life. Useful lives are estimated at twenty to thirty-three years for buildings, the shorter of the estimated useful life or lease term for leasehold improvements and three to twenty years for equipment and fixtures.

Buildings and leasehold improvements include assets under capital leases of $10.8 million as of January 29, 2004 and January 30, 2003. The corresponding capital lease obligation is included in other current and long-term liabilities, depending on scheduled payment dates. The amount capitalized for assets under capital leases is the present value at the beginning of the lease term of the aggregate future minimum lease payments. The amortization of such assets is included in depreciation expense. Accumulated amortization on assets under capital leases was $0.9 million as of January 29, 2004 and $0.3 million as of January 30, 2003.

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 in first quarter of fiscal 2003 (see “New Accounting Pronouncements”), goodwill is not amortized, but is subject to impairment testing annually, or more frequently if events and circumstances indicate there may be an impairment.

Intangible assets consist primarily of purchased pharmacy customer lists, non-compete agreements and beverage licenses. Effective with the first quarter of fiscal 2003, intangible assets with indefinite useful lives are not amortized, but are subject to impairment testing annually, or more frequently if events and circumstances

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicate there may be an impairment (see “New Accounting Pronouncements”). Intangible assets with finite useful lives are amortized over those useful lives.

Other non-current assets include the Company’s investment in a joint venture with AmerisourceBergen. Through this joint venture, the Company and AmerisourceBergen operate a central prescription fill center in order to reduce prescription fill costs and to address an industry-wide shortage of pharmacists. The Company contributed approximately $3.3 million in cash in fiscal 2002 in return for a 50% interest in the joint venture. The Company uses the equity method of accounting for its investment in the joint venture. The joint venture’s results of operations were not material to the Company’s consolidated financial statements in any of the past three fiscal years.

Other non-current assets also include deferred debt issue costs, net of amortization. Debt issue cost amortization, which is a component of interest expense, was not material in any of the past three fiscal years.

Other long-term liabilities include deferred rent, capital lease obligations and store closure reserves.

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

Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment annually, or more frequently if events or changes in circumstances warrant. The Company performs its annual impairment testing during the fourth fiscal quarter, when updated financial projections are available. If the carrying values of such assets exceed their estimated fair values, the Company records an impairment loss to write the assets down to their estimated fair values.

Store-specific long-lived tangible assets and intangible assets with finite useful lives are evaluated at an individual store level, which is the lowest level at which independent cash flows can be identified. Corporate assets or other long-lived assets that are not store-specific are evaluated at a consolidated entity or segment level as appropriate. Goodwill is evaluated at a reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Geographic regional divisions within the retail drug store segment comprise the Company’s reporting units. Fair values of beverage licenses are estimated based on quoted market prices. Fair values for all other long-lived assets are estimated based on the expected present value of future cash flows.

Store Closure Reserves—Effective with the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 (see “New Accounting Pronouncements”), the Company recognizes a liability for costs associated with closing a store when the liability is incurred. The present value of expected future lease costs and other closure costs is recorded when the store is closed. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Accretion of the discounted present value of expected future costs is recorded in operating and administrative expenses. Store closure reserves are periodically reviewed and, if necessary, adjusted based on changes in estimates about the amounts and timing of future sublease income.

Prior to January 1, 2003, the Company recorded the estimated costs associated with closing a store during the period in which management approved the store closure under a plan of termination, which included the method of disposition and the expected date of completion. Store closure costs included direct costs to terminate a lease and lease rental payments net of expected sublease income. Severance and other employee-related costs

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were recorded in the period in which the closure and related severance packages were communicated to the affected employees.

Fair Value of Financial Instruments—The carrying values of the Company’s cash and cash equivalents, receivables and payables approximate their estimated fair values due to their short-term nature. To estimate the fair value of long-term debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. As of January 29, 2004 and January 30, 2003, the carrying values and estimated fair values of the Company’s long-term debt (including the current maturities) were as follows:

	January 29, 2004	January 30, 2003
	Millions
Carrying value of long-term debt	$206.4	$183.8
Estimated fair value of long-term debt	220.8	200.9

Revenue Recognition—The Company recognizes revenue from the sale of merchandise, net of an allowance for estimated returns, at the time the merchandise is sold. The allowance for sales returns is estimated based on the Company’s historical experience.

Revenue from the PBM segment is recognized when the Company’s RxAmerica subsidiary has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. RxAmerica does not take title to prescription drug inventories or assume substantial risks and rewards of inventory ownership or receivable collection. Accordingly, revenues from third-party health plans are recognized net of the reimbursements due to participating pharmacies. The Company does not recognize or otherwise reflect in its financial statements co-payments made to participating pharmacies by health plan members.

Cost of sales includes the acquisition cost of inventory sold (net of merchandise rebates and allowances), in-bound freight, receiving, warehousing, purchasing and distribution costs and advertising expenses (net of advertising rebates and allowances). Advertising costs are expensed as incurred and were $71.7 million, $59.5 million and $35.8 million, exclusive of rebates and allowances, in fiscal years 2004, 2003 and 2002, respectively.

Vendor Rebates and Allowances—Merchandise rebates and allowances are recognized as a reduction of cost of sales when the related inventory is sold. Advertising rebates and allowances are recognized as a reduction of advertising expense, a component of costs of sales, when the related advertising expense is incurred or the required performance is completed. Lump-sum payments received from vendors in connection with a contractual arrangement are deferred and recognized as a reduction of cost of sales over the contract term.

Operating and administrative expenses include costs for store and administrative payroll and benefits, facilities and occupancy, and other miscellaneous expenses.

Insurance—The Company maintains insurance coverage for significant exposures as well as those risks required to be insured by law. It is generally the Company’s policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, pharmacist liability, business interruptions and employee health care. Provisions for these items are recorded based upon the Company’s estimates for claim costs incurred. The provisions are estimated in part by third parties and are based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. Reserves for

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

workers’ compensation and general liability claims are discounted to their expected present value using an essentially risk-free interest rate.

New store opening costs, primarily labor, advertising and store supplies, are charged to expense as incurred.

Rent—Minimum rent expense, including fixed escalations, is recorded on a straight-line basis over the lease term. When a lease provides for fixed escalations of the minimum rental payments, the difference between the straight-line rent charged to expense and the amount payable under the lease is recognized as deferred rent. As of January 29, 2004 and January 30, 2003, deferred rent of $20.6 million and $17.4 million, respectively, was included in long-term liabilities. Contingent rental payments, typically based on a percentage of sales, are recognized as an expense at the time the required sales levels are achieved.

Income taxes—The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded based upon the differences between the financial statement and tax basis of assets and liabilities.

Stock-based compensation—The Company has two stock-based employee compensation plans, as described in Note 10. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation. Stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period. No compensation expense is recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation:

	Fiscal Year
	January 29, 2004	January 30, 2003	January 31, 2002
	Thousands, except per share amounts
Net income, as reported	$29,764	$6,702	$47,168
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	650	1,209	1,072
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,905)	(3,328)	(1,308)

Pro forma net income	$26,509	$4,583	$46,932

Basic net income per share:
As reported	$0.80	$0.18	$1.26
Pro forma	$0.71	0.12	$1.25
Diluted net income per share:
As reported	$0.79	$0.18	$1.25
Pro forma	$0.71	0.12	$1.24

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal Year
	2004	2003	2002
Dividend yield	2.60%	2.43%	2.34%
Expected volatility	38.74%	35.26%	30.18%
Risk-free interest rate	2.94%	3.64%	4.29%
Expected life (years)	5.0	5.0	5.0

Earnings per share – Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards and stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the Company’s basic and diluted earnings per share computations:

	Fiscal Year
	2004	2003	2002
	Thousands
Basic weighted average number of shares outstanding	37,213	37,937	37,443
Effect of dilution from:
Restricted stock awards	170	191	201
Stock options	71	95	107

Diluted weighted average number of shares outstanding	37,454	38,223	37,751

The computations of diluted earnings per share in fiscal 2004, 2003 and 2002 exclude 2,638,323, 916,575 and 49,900 stock options, respectively, because their effect would have been anti-dilutive.

Comprehensive income equals net income for all periods presented.

New Accounting Pronouncements and Accounting Change—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives are no longer amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002, and of certain other intangible assets with indefinite lives. See Note 3 for a reconciliation of reported earnings and earnings per share for periods prior to the adoption of SFAS No. 142 to the amounts adjusted for the exclusion of amortization of goodwill and other intangible assets with indefinite lives, net of the related income tax effects.

As required by SFAS No. 142, the Company performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, the Company identified certain reporting units in its retail drug store segment that had experienced declines in their fair values below their net carrying values. Accordingly, the Company recognized a goodwill impairment charge of $41.0 million ($24.6 million or $0.65 per diluted share after tax) for these reporting units in the first quarter of fiscal 2003 as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment of long-lived assets and

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for long-lived assets to be disposed of. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a significant impact on the Company’s accounting and reporting for impairments or disposals of long-lived assets.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs, including the costs associated with store closures. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was generally recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 has resulted in changes in the timing of recognizing store closure costs as well as the amounts recognized. Such changes have not been significant to the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and the initial recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. Issue No. 02-16 is effective for certain of the Company’s vendor rebates and allowances commencing in November 2002 and others in January 2003. The adoption of Issue No. 02-16 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to address the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. In December 2003, the FASB issued a revision to FIN No. 46 (“FIN No. 46R”). The requirements of FIN No. 46R are effective for interim and annual periods ending after March 15, 2004. The adoption of FIN No. 46R will not have a material impact on the Company’s consolidated financial statements.

In July 2003, the EITF reach a consensus regarding EITF Issue No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. Issue No. 03-10 addresses whether sales incentives offered directly to consumers (for example, manufacturer coupons or mail-in rebates) are subject to the guidance in Issue No. 02-16. Issue No. 03-10 is effective for new arrangements, including modifications to existing arrangements, entered into or redeemed in fiscal periods beginning after November 2003. The adoption of Issue No. 03-10 had no impact on the Company’s consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Provision (Benefit) for Store Closures and Asset Impairment

The provision (benefit) for store closures and asset impairments, a component of operating income, is summarized as follows:

	Fiscal Year
	2004	2003	2002
	Thousands
Provision (benefit) for store closures, net	$3,542	$600	$(2,482)
Asset impairments	3,896	10,154	800

Total	$7,438	$10,754	$(1,682)

Store Closures

The following is a summary of the provision (benefit) for store closures and related reserves, which are included in long-term liabilities:

	Fiscal Year
	2004	2003	2002
	Thousands
Reserve balance—beginning of year	$7,827	$12,551	$22,200
Provision for present value of noncancellable lease obligations of stores closed, net of estimated sublease income	1,367	—	—
Changes in assumptions about future sublease income and other lease related costs	2,175	600	(3,482)
Employee termination costs	—	—	1,000

Total provision (benefit) for store closures, net	3,542	600	(2,482)
Cash payments for lease related costs, net of sublease income	(1,825)	(5,324)	(7,167)

Reserve balance—end of year	$9,544	$7,827	$12,551

The Company periodically reviews store operating results and projections and makes decisions to close stores in the normal course of business. The Company recognizes costs associated with store closures when the related liabilities are incurred. In fiscal 2004, the Company closed 3 stores (one store was relocated) and recorded a provision for the present value of noncancellable lease payments, net of estimated future sublease income, of $1.4 million. In addition, a provision of $2.2 million was recorded related to changes in assumptions about estimated future sublease income for previously closed stores.

In fiscal 2003, the Company recorded a provision of $0.6 million related to changes in assumptions about estimated future sublease income for previously closed stores.

In fiscal 2002, the Company closed 18 stores, 14 of which were closed pursuant to a plan approved by the board of directors in January 2001 (“2001 Closure Plan”). The Company also recorded a provision in fiscal 2002 for employee termination costs of $1.0 million related to the stores included in the 2001 Closure Plan. Based on the results of store closure activities in fiscal 2002 and resulting changes in assumptions about estimated future costs, net of estimated future sublease income, a benefit of $3.5 million was recorded for the reduction of the reserve for store closures in fiscal 2002.

Asset Impairments

Following its accounting policy on asset impairments, the Company has identified certain underperforming stores with assets whose carrying values exceeded their related undiscounted expected future cash flows.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accordingly, in fiscal 2004, the Company recorded impairment charges of $1.3 million in fiscal 2004 to write such assets down to their estimated fair values. Also during fiscal 2004, a provision of $1.5 million was recorded for asset impairments related to the write-off of abandoned information technology assets as well as an impairment of $1.1 million related to the long-lived assets of the stores closed during the year.

In fiscal 2003, the Company recorded $5.0 million of impairment charges for underperforming stores to write the related assets down to their estimated fair values. Also in fiscal 2003, the Company abandoned a targeted marketing database that was originally developed as a component of its e-retail strategy and recorded an impairment charge of $5.2 million to write off the remaining net book value of this database.

In fiscal 2002, the Company recorded impairment charges for underperforming stores of $0.8 million to write the related assets down to their estimated fair values.

3. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. The changes in the net carrying value of goodwill for the fiscal years ended January 29, 2004 and January 30, 2003 were as follows:

	Fiscal Year
	2004	2003
	Thousands
Goodwill, beginning of year	$82,085	$123,306
Cumulative effect of adoption of SFAS No. 142 (see Note 1)	—	(41,035)
Impairment losses	—	(151)
Other adjustments	—	(35)

Goodwill, end of year	$82,085	$82,085

The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of January 29, 2004:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,613	$(1,012)	$1,601
Non-compete agreements and other	2-5 years	106	(70)	36

Total		2,719	(1,082)	1,637
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,791	—	4,791

Total		$7,510	$(1,082)	$6,428

As of January 30, 2003:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$1,121	$(478)	$643
Non-compete agreements and other	2-5 years	91	(47)	44

Total		1,212	(525)	687
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,743	—	4,743

Total		$5,955	$(525)	$5,430

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for intangible assets with finite useful lives was $561 thousand, $287 thousand and $290 thousand in fiscal 2004, 2003 and 2002, respectively. Estimated annual amortization expense on these intangibles for each of the next five fiscal years is as follows (in thousands):

Fiscal Year 2005	$697
Fiscal Year 2006	385
Fiscal Year 2007	252
Fiscal Year 2008	224
Fiscal Year 2009	79

Total	$1,637

As discussed in Note 1, upon adoption of SFAS No. 142 the Company discontinued the amortization of goodwill with a carrying value of $123.3 million as of January 31, 2002 and of certain other intangible assets with indefinite lives. Following is a reconciliation of reported earnings and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and other intangible assets with indefinite lives, net of the related income tax effects.

	Fiscal Year
	2004	2003	2002
	Thousands, except per share amounts
Reported income before cumulative effect of accounting change	$29,764	$31,327	$47,168
Amortization of goodwill, net of tax	—	—	3,796
Amortization of other intangibles with indefinite lives, net of tax	—	—	271

Adjusted income before cumulative effect of accounting change	$29,764	$31,327	$51,235

Basic earnings per share:
Reported income before cumulative effect of accounting change	$0.80	$0.83	$1.26
Amortization of goodwill, net of tax	—	—	0.10
Amortization of other intangibles with indefinite lives, net of tax	—	—	0.01

Adjusted income before cumulative effect of accounting change	$0.80	$0.83	$1.37

Diluted earnings per share:
Reported income before cumulative effect of accounting change	$0.79	$0.82	$1.25
Amortization of goodwill, net of tax	—	—	0.10
Amortization of other intangibles with indefinite lives, net of tax	—	—	0.01

Adjusted income before cumulative effect of accounting change	$0.79	$0.82	$1.36

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Debt

Debt at January 29, 2004 and January 30, 2003 consisted of the following:

	January 29, 2004	January 30, 2003
	Thousands
Unsecured revolving line of credit, interest based on LIBOR (weighted average rate of 2.86% as of January 29, 2004), expires October 2004	$50,000	$25,000
Unsecured private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	156,428	158,571
Other	—	206

Total debt	206,428	183,777
Less current maturities	91,870	2,348

Long-term portion	$114,558	$181,429

During the second quarter of fiscal 2004, the Company exercised an option to increase the borrowing capacity of its unsecured revolving line of credit, resulting in a $45 million increase to a total capacity (borrowings and letters of credit) of $195 million. Borrowings on the line of credit do not require repayment until the October 2004 expiration date. The Company intends to renew or replace the line of credit prior to expiration; nevertheless all amounts are classified as current liabilities because of the October 2004 expiration date. Letters of credit totaling $24.8 million were outstanding under the agreement as of January 29, 2004. The Company pays a quarterly commitment fee of 0.30% per annum on the unused portion of the line of credit ($120.2 million as of January 29, 2004).

The Company’s debt agreements contain limits on borrowings and repurchases of the Company’s stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios. The unsecured private placement notes may be redeemed prior to their scheduled maturity, subject to an early payment premium, and require securitization on the same basis as any secured borrowings the Company may enter into in the future. The agreements allowed for the exclusion of the $41.0 million cumulative effect of adopting SFAS No. 142 (see Note 1) in the computation of the fixed charge coverage ratio. As of January 29, 2004, the Company was in compliance with the restrictions and limitations included in these provisions.

Future minimum principal payments on long-term debt are as follows (in thousands):

Fiscal Year 2005	$91,870
Fiscal Year 2006	8,870
Fiscal Year 2007	45,870
Fiscal Year 2008	6,727
Fiscal Year 2009	36,727
Thereafter	16,364

Total	$206,428

5. Leases

The Company leases most of its store properties and certain of its distribution centers and corporate office facilities. Most store leases have original non-cancelable terms of 15 to 25 years and contain renewal options

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covering up to 30 additional years in 5-year to 10-year increments. Store leases normally provide for minimum annual rent with provisions for additional rent based on a percentage of sales, and may contain escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the lease term (see Note 1).

Net rental expense is summarized as follows:

	Fiscal Year
	2004	2003	2002
	Thousands
Minimum rentals	$72,225	$64,288	$55,908
Contingent rentals	12,210	12,025	12,209

	84,435	76,313	68,117
Less sublease rental income	(2,851)	(2,132)	(1,667)

	$81,584	$74,181	$66,450

Minimum rental commitments for non-cancelable leases as of January 29, 2004 are as follows:

	Operating Leases	Capital Leases
	Thousands
Fiscal Year 2005	$72,908	$1,016
Fiscal Year 2006	71,569	1,016
Fiscal Year 2007	68,916	1,022
Fiscal Year 2008	66,064	1,052
Fiscal Year 2009	62,287	1,069
Thereafter	660,009	19,887

Total minimum lease payments	$1,001,753	$25,062

Less amounts representing interest		(14,323)

Present value of capital lease obligations		$10,739
Less current portion		80

Long-term portion		$10,659

Total minimum lease payments on operating leases have not been reduced by minimum future sublease rentals of $14.2 million under non-cancelable subleases.

6. Commitments and Contingencies

As of January 29, 2004, the Company had outstanding commitments to purchase approximately $4.0 billion of merchandise inventory (primarily from AmerisourceBergen under a long-term supply contract) at various dates over the next five years for use in the normal course of business.

The Company has entered into agreements with its executive officers and other key employees that provide termination benefits in the event of certain change in control events. Total contingent termination benefits as of the end of fiscal 2004 were approximately $84.5 million. There have been no events that would trigger these benefits as of January 29, 2004.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 17, 2004 and March 23, 2004, two purported class action lawsuits entitled Darien Goddard, et al v. Longs Drug Stores Corporation, et al and David Robotnick v. Longs Drug Stores California, Inc. were filed in the Superior Court of California, Alameda County and the Superior Court of California, Los Angeles County, respectively. The lawsuits were filed by plaintiffs who are current or former store managers or assistant store managers on behalf of themselves and other similarly situated California store managers and assistant store managers. The lawsuits allege that the Company improperly classified such employees as exempt under California’s wage and hour and unfair business practice laws and seek damages, penalties under California wage and hour laws, restitution, reclassification and attorneys’ fees and costs. The Company is vigorously investigating and defending this litigation. Because the cases are in the very early stages, the financial impact to the Company, if any, cannot be predicted.

In addition to the lawsuits described above, the Company is subject to various lawsuits and claims arising in the normal course of its businesses. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of the Company’s business is not likely to have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

7. Employee Compensation and Benefits

The Company had approximately 22,900 full-time and part-time employees as of January 29, 2004. Virtually all full-time employees are covered by medical, dental and life insurance benefits paid primarily by the Company.

Employees who meet certain eligibility requirements are entitled to participate in the Longs Drug Stores California, Inc. Employee Savings and Profit Sharing Plan. The plan has a 401(k) component under which employees may make voluntary contributions, which are partially matched by the Company, and a profit sharing component. Eligible participants are entitled to a profit sharing benefit, funded entirely by the Company, if profits, as defined, call for a payment in excess of the 401(k) match. The Company’s contributions to the plans, which may be made in cash or shares of Longs common stock, were as follows:

	Fiscal Year
	2004	2003	2002
	Thousands
401(k) matching	$7,264	$7,973	$6,538
Profit sharing	—	—	2,900

Total	$7,264	$7,973	$9,438

The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 provides eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on dates selected by the participants in accordance with the terms of the plan. The plan provides for a total deferred compensation obligation under the plan of up to $30.0 million. The Company’s deferred compensation obligation was $11.1 million and $8.3 million as of January 29, 2004 and January 30, 2003, respectively. As of February 1, 2004, current participants are no longer allowed to make contributions to the plan and no future participants will be admitted to the plan.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

Income tax expense is summarized as follows:

	Fiscal Year
	2004	2003	2002
	Thousands
Current:
Federal	$9,174	$16,223	$17,740
State	5,052	4,623	4,358

	14,226	20,846	22,098
Deferred	2,032	(7,529)	5,999

Total	$16,258	$13,317	$28,097

The reconciliation between the federal statutory tax rate and the Company’s effective tax rates is as follows:

	Fiscal Year
	2004	2003	2002
Federal income taxes at statutory rate	35.00%	35.00%	35.00%
State income tax, net of federal benefits	4.78	4.20	5.14
Benefits of wage and other tax credits	(0.70)	(6.62)	(0.77)
Benefits of deductible dividends paid on employee stock ownership plan shares	(2.98)	(3.10)	(2.22)
Other	(0.77)	0.35	0.18

	35.33%	29.83%	37.33%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 29, 2004	January 30, 2003
	Thousands
Deferred Tax Assets:
Employee compensation and benefits	$41,356	$32,909
Intangible assets	9,753	13,511
Inventories	3,510	—
Capitalized interest	3,327	2,856
Deferred rent	3,253	—
Tax credits	2,341	2,426
State income tax	1,760	973
Store closure reserves	1,521	4,290
Other	2,394	2,761

	69,215	59,726

Deferred Tax Liabilities:
Property and depreciation	28,506	18,799
Federal effect of state income tax	4,304	3,904
Inventories	—	1,169
Other	4,461	1,878

	37,271	25,750

Net deferred tax asset	$31,944	$33,976

The Company has state tax credits of $2.3 million that may be carried forward for an indefinite period of time to offset future state taxable income.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholders’ Equity

Authorized capital stock consists of 120 million shares of common stock, $.50 par value, and 30 million shares of preferred stock. Each outstanding share of common stock includes a Preferred Stock Purchase Right (expiring in September 2006) which is exercisable only upon the occurrence of certain change in control events. There have been no events that would allow these rights to be exercised.

In February and March 2003, the Company repurchased 853,100 shares of its common stock at a total cost of $12.0 million to complete a share repurchase program authorized by the Board of Directors in November 1999. In March 2003, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 additional shares of Company stock through January 2008, for a maximum total expenditure of $50 million. The Company repurchased 509,100 shares under the new authorization in March 2003 at a total cost of $8.0 million. The Company did not repurchase any of its common stock in fiscal 2003 or 2002.

10. Stock Incentive Plans

The Company has two separate plans under which it may grant options to purchase shares of the Company’s common stock and other awards of common stock or common stock appreciation rights to key employees. The 1995 Long Term Incentive Plan, as amended, authorized the issuance of 3,400,000 shares of common stock in the form of stock options, incentive stock options and stock awards. The Non-Executive Long Term Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of common stock of the Company and contains similar provisions to those of the 1995 Long Term Incentive Plan, except that it does not allow for incentive stock options or grants to officers or directors of the Company. As of January 29, 2004, there were 1,761,202 shares of common stock available for grant under the two plans.

Stock Options

Generally, stock options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company’s options generally vest over a period of 4 years and have a maximum term of 10 years. The Company’s stock option award plans contain provisions for automatic vesting upon a change of control.

Following is a summary of stock option activity:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 25, 2001	569,250	$20.10
Granted (weighted average fair value $6.42)	99,900	23.74
Forfeited	(28,600)	19.44

Outstanding at January 31, 2002	640,550	$20.70	18,000	$20.00
Granted (weighted average fair value $6.71)	3,012,800	23.08
Forfeited	(68,400)	21.69

Outstanding at January 30, 2003	3,584,950	$22.68	155,500	$22.76
Granted (weighted average fair value $5.54)	827,900	19.12
Exercised	(26,790)	20.17
Forfeited	(411,070)	22.22

Outstanding at January 29, 2004	3,974,990	$22.00	978,460	$22.73

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of options outstanding and exercisable as of January 29, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.22 to $16.73	486,600	9.3	$15.85	—	—
$19.35 to $21.06	363,315	5.7	19.58	145,935	$19.70
$21.69 to $23.38	2,609,175	8.1	22.86	743,775	22.87
$24.40 to $26.60	515,900	8.3	25.20	88,750	26.60

	3,974,990	8.1	22.00	978,460	22.73

Stock Awards

Stock awards are valued at fair market value at the date of grant and are recorded as compensation expense over the vesting period. Recipients have voting rights to the shares and dividends are credited to the shares during the restriction period. However, transfer of ownership of the shares is dependent on continued employment for periods of one to five years. Unearned compensation expense related to restricted stock awards was $2.5 million and $4.6 million as of January 29, 2004 and January 30, 2003, respectively, and has been reflected as a reduction of stockholders’ equity.

Following is a summary of stock award activity:

	Fiscal Year
	2004	2003	2002
Stock awards outstanding, beginning of year	399,500	355,600	356,400
Granted	10,000	123,300	58,700
Vested	(68,871)	(54,382)	(34,400)
Forfeited	(56,829)	(25,018)	(25,100)

Stock awards outstanding, end of year	283,800	399,500	355,600

11. Segment Information

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of January 29, 2004, the retail drug store segment operated 470 retail stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy; and one mail order pharmacy, acquired in April 2003, under the name American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan members, including pharmacy benefit plan design and implementation, formulary management and claims administration.

Prior to the Company’s September 2001 acquisition of 100% ownership in RxAmerica, the Company operated in one business segment, retail drug stores. RxAmerica was a joint venture between the Company and Albertson’s Inc., and the Company accounted for its interest in the joint venture using the equity method of accounting. Therefore, PBM segment results for the fiscal year ended January 31, 2002 reflect RxAmerica’s operations after the Company’s acquisition of 100% ownership in the PBM in September 2001.

The following table summarizes significant financial information by segment:

	January 29, 2004	January 30, 2003	January 31, 2002
	Thousands
Sales:
Retail Drug Stores	$4,499,094	$4,402,964	$4,296,821
Pharmacy Benefit Management	27,430	23,309	7,913

Consolidated Totals	$4,526,524	$4,426,273	$4,304,734

Operating Income:
Retail Drug Stores	$47,524	$47,788	$84,675
Pharmacy Benefit Management	11,877	9,891	4,606

Consolidated Totals	$59,401	$57,679	$89,281

Total Assets:
Retail Drug Stores	$1,367,410	$1,299,967	$1,360,492
Pharmacy Benefit Management	76,222	53,710	52,176
Inter-segment Eliminations	(1,520)	(1,606)	(1,077)

Consolidated Totals	$1,442,112	$1,352,071	$1,411,591

The retail drug store segment accounts for substantially all of the Company’s depreciation and amortization, provision for store closures and asset impairments, legal settlements and other disputes, and capital expenditures.

Consolidated total sales include the following product and service types:

	Fiscal Year
	2004	2003	2002
	Thousands
Pharmacy sales	$2,082,024	$1,955,880	$1,869,471
Front-end sales	2,417,070	2,447,084	2,427,350
Pharmacy benefit management revenues	27,430	23,309	7,913

Consolidated total sales	$4,526,524	$4,426,273	$4,304,734

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Selected Quarterly Information (Unaudited)

Summarized quarterly results of operations for the years ended January 29, 2004 and January 30, 2003 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Thousands except per share data
Year ended January 29, 2004
Sales	$1,103,130	$1,109,463	$1,087,293	$1,226,638	$4,526,524
Gross profit	285,107	288,039	274,004	297,271	1,144,421
Net income	5,833	5,260	5,230	13,441	29,764
Diluted earnings per share	0.16	0.14	0.14	0.36	0.79

Year ended January 30, 2003
Sales	$1,089,829	$1,101,630	$1,064,470	$1,170,344	$4,426,273
Gross profit	276,028	284,262	276,788	299,769	1,136,847
Income before cumulative effect of accounting change	10,970	10,941	2,988	6,428	31,327
Net income (loss)	(13,655)	10,941	2,988	6,428	6,702
Diluted earnings per share:
Income before cumulative effect of accounting change	0.29	0.29	0.08	0.17	0.82
Net income (loss)	(0.36)	0.29	0.08	0.17	0.18

Net income for the fourth quarter of fiscal 2004 included pre-tax charges of $5.5 million ($3.3 million after-tax, or $0.9 per diluted share) to increase its self-insurance reserves as the result of a third-party actuarial study completed in the fourth quarter and $4.9 million ($2.9 million after-tax, or $0.08 per diluted share) for store closures and asset impairments. In addition, the Company recorded gains of $7.0 million ($4.2 million after-tax, or $0.11 per diluted share) resulting from the settlement of two legal matters during the quarter and recognized a benefit of $3.6 million ($2.1 million after-tax, or $0.06 per diluted share) in gross profit relating to the resolution of a pricing dispute with a vendor.

Net income in the second quarter of fiscal 2004 included pre-tax charges of $3.7 million ($2.3 million after-tax, or $0.06 per diluted share) for costs associated with a voluntary separation program for store managers, $2.6 million ($1.5 million after-tax, or $0.04 per diluted share) of accelerated depreciation for the abandonment of a pharmacy system and $2.5 million ($1.5 million after-tax, or $0.04 per diluted share) for store closures and asset impairments; offset by a gain of $2.0 million ($1.2 million after-tax, or $0.03 per diluted share) on the sale of property.

Net income in the first quarter of fiscal 2004 included pre-tax charges of $3.4 million ($2.1 million after-tax, or $0.06 per diluted share) for costs associated with a reduction in administrative workforce and consolidation of facilities and $2.6 million ($1.5 million after-tax, or $0.04 per diluted share) of accelerated depreciation for the abandonment of a pharmacy system; offset by a gain of $1.0 million ($0.6 million after-tax, or $0.02 per diluted share) on the sale of property.

Net income for the fourth quarter of fiscal 2003 included a pre-tax provision for store closures and asset impairments of $10.8 million ($6.4 million after-tax, or $0.17 per diluted share), offset by income tax credits of $2.5 million ($0.07 per diluted share) resulting from the completion of certain tax projects.

Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2003, the Company recognized a transitional goodwill impairment charge of $41.0 million ($24.6 million or $0.65 per diluted share after tax) as the cumulative effect of a change in accounting principle (see Note 1).

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Longs Drug Stores Corporation:

We have audited the accompanying consolidated balance sheets of Longs Drug Stores Corporation and subsidiaries (the “Company”) as of January 29, 2004 and January 30, 2003, and the related statements of consolidated income, consolidated stockholders’ equity and consolidated cash flows for each of the three fiscal years in the period ended January 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Longs Drug Stores Corporation and subsidiaries at January 29, 2004 and January 30, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on February 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

San Francisco, California

March 26, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As of January 29, 2004, the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the Company would be made known to them on a timely basis.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2004 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

(a)(1)	The Financial Statements are filed with this Form 10-K at pages 31 to 52.

(a)(2)	No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

(a)(3)	EXHIBITS

Exhibit No.

3.	Articles of Incorporation and By-Laws

	a.	Restated Articles of Incorporation, amended June 3, 1997, as incorporated herein by reference, as previously filed with the Commission on September 12, 1997, as Exhibit 1 to Form 10-Q.

	b.	Amended By Laws of Longs Drug Stores Corporation, dated November 18, 2003, is incorporated herein by reference, as previously filed with the Commission on December 12, 2003, as Exhibit 3.2 to Form 10-Q

10.	Material Contracts

	a.	The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on June 6, 1995, on Form S-8, Registration No. 033-60005.*

	b.	Renewals of the Agreements for Termination Benefits dated August 22, 1996, are incorporated herein by reference as previously filed with the Commission on December 6, 1996, on Form 10-Q as Exhibit 1, as executed by the Chairman, CEO and President; Exhibit 2, as executed by the Senior Vice Presidents, Vice Presidents, District Managers and the Treasurer; and Exhibit 3, as executed by Select Key Executives and Store Managers.*

	c.	Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 20, 1996 is incorporated herein by reference as previously filed with the Commission on September 16, 1996, as Exhibit 1 to Form 8-K

	d.	Employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer, and Treasurer, dated April 17, 2000 is incorporated by reference as previously filed with the Commission on September 11, 2000, as Exhibit 10.1 to Form 10-Q.*

	e.	Amendment to Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 15, 2000, between the Company and Chase Mellon Shareholder Services, L.L.C. is incorporated herein by reference as previously filed with the Commission on December 11, 2000, as Exhibit 4(a) to Form 10-Q.

	f.	Amendments to the Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on April 13, 2001, as Exhibit 10(d) to Form 10-K.*

	g.	Employment agreement between the Company and Linda M. Watt, Senior Vice President of Human Resources, dated June 7, 2001 is incorporated by reference as previously filed with the Commission on September 7, 2001, as Exhibit 10.1 to Form 10-Q.*

	h.	Amended and Restated Credit Agreement Dated as of October 12, 2001, between Longs Drug Stores California, Inc. and the lenders thereunder, is incorporated herein by reference as previously filed with the Commission on December 7, 2001, as Exhibit 10(a) to Form 10-Q.

Exhibit No.

	i.	Employment agreement between the Company and Todd J. Vasos, Senior Vice President—Marketing, dated November 21, 2001, is incorporated herein by reference as previously filed with the Commission on April 17, 2002, as Exhibit 10(l) to Form 10-K.*

	j.	Separation agreement between the Company and Stephen D. Roath, President and Chief Executive Officer, dated February 26, 2002, is incorporated herein by reference as previously filed with the Commission on June 14, 2002, as Exhibit 10.1 to Form 10-Q.

	k.	Amendment to employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer and Treasurer, dated May 22, 2002, is incorporated herein by reference as previously filed with the Commission on September 16, 2002, as Exhibit 10.1 to Form 10-Q.

	l.	Amendment to separation agreement between the Company and Stephen D. Roath, President and Chief Executive Officer, dated July 24, 2002, is incorporated herein by reference as previously filed with the Commission on September 16, 2002, as Exhibit 10.2 to Form 10-Q.*

	m.	The Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as amended, is incorporated herein by reference as previously filed with the Commission on August 29, 2002, on Form S-8, Registration No. 333-98913.

	n.	Separation agreement between the Company and Ronald Lovelady, Senior Vice President and Regional Manager, dated October 23, 2002, is incorporated herein by reference as previously filed with the Commission on December 16, 2002, as Exhibit 10.1 to Form 10-Q.*

	o.	Employment agreement between the Company and Warren F. Bryant, President and Chief Executive Officer, dated October 30, 2002, is incorporated herein by reference as previously filed with the Commission on December 16, 2002, as Exhibit 10.2 to Form 10-Q.

	p.	Separation agreement between the Company and Brian Kilcourse, Senior Vice President—Chief Information Officer, dated December 23, 2002, is incorporated herein by reference as previously filed with the Commission on April 18, 2003, as Exhibit (r) to Form 10-K.*

	q.	Separation agreement between the Company and James Famini, Senior Vice President and Regional Manager, dated January 2, 2003, is incorporated herein by reference as previously filed with the Commission on April 18, 2003, as Exhibit (s) to Form 10-K.

	r.	The Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, as amended, is incorporated by reference as previously filed with the Commission on April 18, 2003, as Exhibit (t) on Form 10-K.

	s.	Employment agreement between the Company and Bruce E. Schwallie, Senior Vice President—Pharmacy and Business Development, dated February 1, 2002, is incorporated herein by reference as previously filed with the Commission on April 18, 2003, as Exhibit (u) to Form 10-K.

	t.	Separation agreement between the Company and Terry D. Burnside, Senior Vice President and Chief Operating Officer, dated March 26, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.1 to Form 10Q.*

	u.	Employment agreement between the Company and Michael M. Laddon, Senior Vice President, Chief Information Officer, dated February 25, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.2 to Form 10-Q.*

	v.	Employment agreement between the Company and William J. Rainey, Senior Vice President, General Counsel, dated March 18, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.3 to Form 10-Q.*

Exhibit No.

	w.	Second Amendment to the Amended and Restated Credit Agreement between the Company and the lenders thereunder, dated April 30, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.4 to Form 10-Q.*

	x.	Longs Drug Stores Corporation 2003 Executive Incentive Plan, as approved by stockholders on May 20, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.1 to Form 10-Q.

	y.	Amendment to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as approved by stockholders on May 20, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.2 to Form 10-Q.*

	z.	Employment agreement between Longs Drug Stores California, Inc. and Richard W. Dreiling, Executive Vice President, Chief Operations Officer, dated July 8, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.3 to Form 10-Q.*

	aa.	Form of Agreement for Termination Benefits in the Event of a Change in Corporate Control between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.4 to Form 10-Q.*

	bb.	Form of Retention Agreement between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.5 to Form 10-Q.*

	cc.	First Amendment to Employment Agreement between Warren F. Bryant, Longs Drug Stores Corporation and Longs Drug Stores California, Inc., dated March 2, 2004.*

	dd.	Form of Indemnification Agreement between Longs Drug Stores Corporation and directors of Longs Drug Stores Corporation.

	ee.	Form of Indemnification Agreement between Longs Drug Stores Corporation and officers of Longs Drug Stores Corporation.

	ff.	Form of Indemnification Agreement between Longs Drug Stores California, Inc. and directors and officers of Longs Drug Stores California, Inc.

21.	Subsidiaries of the Registrant

23.	Independent Auditors’ Consent

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan arrangement.
**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) REPORTS ON FORM 8-K

On November 7, 2003, we filed a Current Report on Form 8-K related to a press release regarding our October 2003 sales results.

On November 19, 2003, we filed a Current Report on Form 8-K related to a press release regarding our third quarter of fiscal 2004 financial results and fourth quarter and full year fiscal 2004 financial projections.

On December 5, 2003, we filed a Current Report on Form 8-K related to a press release regarding our November 2003 sales results.

On January 12, 2004, we filed a Current Report on Form 8-K related to a press release regarding our December 2003 sales results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date April 12, 2004	/s/ S. F. MCCANN

(S. F. McCann) Senior Vice President, Chief Financial Officer and Treasurer

Date April 12, 2004	/s/ R. L. CHELEMEDOS

(R. L. Chelemedos) Vice President—Controller and Assistant Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. F. BRYANT (W. F. Bryant)	Chairman, President and Chief Executive Officer	April 12, 2004

/s/ L. T. BARNES, JR. (L. T. Barnes, Jr.)	Director	April 12, 2004

/s/ W. L. CHENEVICH (W. L. Chenevich)	Director	April 12, 2004

/s/ M. H. DASHE (M. H. Dashe)	Director	April 12, 2004

/s/ D. E. KNAPP (D. E. Knapp)	Director	April 12, 2004

/s/ R. M. LONG (R. M. Long)	Chairman Emeritus and Director	April 12, 2004

/s/ M. S. METZ, PH.D. (M. S. Metz, Ph.D.)	Director	April 12, 2004

Signature	Title	Date

/s/ R. A. PLOMGREN (R. A. Plomgren)	Retired Senior Vice President and Director	April 12, 2004

/s/ H. R. SOMERSET (H. R. Somerset)	Director	April 12, 2004

/s/ D. L. SORBY, PH.D. (D. L. Sorby, Ph.D.)	Lead Director	April 12, 2004

/s/ F. E. TROTTER (F. E. Trotter)	Director	April 12, 2004

/s/ A. G. WAGNER (A. G. Wagner)	Director	April 12, 2004