Form 10-Q
period 2004-04-29
LONGS DRUG STORES CORP
filed 2004-06-04
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 29, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 37,310,044 shares of common stock outstanding as of May 27, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, pharmacy and front-end sales and gross profits, cost reductions, changes in supply chain practices, workers’ compensation costs, income tax rates, liquidity and cash requirements, working capital reductions, the number of store openings, closures and remodels, the level of capital expenditures, contractual commitments, third-party sales as a percentage of total pharmacy sales, and our effective tax rate and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Changes in economic conditions generally or in the markets we serve;

•	Economic softness and unemployment;

•	Consumer preferences and spending patterns;

•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers and mail order companies;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs;

•	The efforts of third-party payers to reduce prescription drug costs;

•	The impact of rising gasoline prices on consumer spending and the economy in general;

•	The effects of war and terrorism on economic conditions and consumer spending patterns;

•	Continued good relationships with our employees;

•	Labor unrest in the same or competitive industries;

•	The impact of rising workers’ compensation, health and welfare and energy costs on our operations;

•	The success of planned advertising and merchandising strategies;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Consumer reaction to our remodeled stores;

•	Our relationships with our suppliers;

•	Our ability to obtain adequate insurance coverage;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•	The impact of pending or future litigation;

•	The impact of state and federal budget deficits on government healthcare spending and on economic conditions generally;

•	The impact of Medicare, Medi-Cal and similar government-sponsored health plans on our pharmacy sales and profitability;

•	The effectiveness of workers’ compensation reform efforts, especially in California;

•	Changes in state or federal legislation or regulations affecting our business;

•	Our ability to execute our previously announced initiatives;

•	Changes in internal business processes associated with supply chain and other initiatives;

•	Our ability to successfully implement new computer systems and technology, including a perpetual inventory system;

•	Disruption in our supply chain due to system conversions;

•	Our ability to improve our purchasing of front-end and pharmacy products;

•	Accounting policies and practices; and

•	Other factors discussed in this quarterly report under “Risk Factors” and elsewhere or in any of our other SEC filings.

In addition, because we lack a perpetual inventory system, our ability to accurately forecast and track our gross profits and inventory levels during periods between our quarterly physical inventories is limited. Therefore, our actual gross profits and inventory levels may vary materially from the gross profits and inventory levels included in or contemplated by forward-looking statements we make.

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended
	April 29, 2004	May 1, 2003
	Thousands Except Per Share Amounts
Sales	$1,159,696	$1,103,130
Cost of sales	866,739	818,023

Gross profit	292,957	285,107
Operating and administrative expenses	253,023	250,520
Depreciation and amortization	21,517	21,796

Operating income	18,417	12,791
Interest expense	3,750	3,559
Interest income	(152)	(115)

Income before income taxes	14,819	9,347
Income taxes	5,572	3,514

Net income	$9,247	$5,833

Earnings per common share:
Basic	$0.25	$0.16
Diluted	0.25	0.16

Dividends per common share	$0.14	$0.14

Weighted average number of shares outstanding:
Basic	37,226	37,449
Diluted	37,450	37,601

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	April 29, 2004	May 1, 2003	January 29, 2004
	Thousands Except Share Information
ASSETS
Current Assets:
Cash and cash equivalents	$54,757	$48,823	$40,222
Pharmacy and other receivables, net	156,444	133,143	163,950
Merchandise inventories, net	466,627	428,882	477,122
Deferred income taxes	41,660	30,821	41,848
Prepaid expenses and other current assets	11,300	9,165	13,373

Total current assets	730,788	650,834	736,515

Property:
Land	107,175	106,741	106,326
Buildings and leasehold improvements	552,798	533,196	547,128
Equipment and fixtures	544,418	500,307	531,855

Total	1,204,391	1,140,244	1,185,309
Less accumulated depreciation	590,128	536,338	571,889

Property, net	614,263	603,906	613,420

Goodwill	82,085	82,085	82,085
Intangible assets, net	6,821	5,379	6,428
Other non-current assets	3,551	5,607	3,664

Total	$1,437,508	$1,347,811	$1,442,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$305,694	$283,592	$296,741
Employee compensation and benefits	112,845	92,149	109,386
Taxes payable	47,353	21,383	64,941
Current maturities of debt	101,870	5,025	91,870

Total current liabilities	567,762	402,149	562,938

Long-term debt	109,688	211,558	114,558
Deferred income taxes and other long-term liabilities	47,491	34,368	50,695
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,258,000, 37,308,000 and 37,544,000 shares outstanding	18,629	18,654	18,772
Additional capital	170,016	166,012	170,321
Unearned compensation	(2,106)	(4,071)	(2,525)
Retained earnings	526,028	519,141	527,353

Total stockholders’ equity	712,567	699,736	713,921

Total	$1,437,508	$1,347,811	$1,442,112

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 13 weeks ended
	April 29, 2004	May 1, 2003

	Thousands
Operating Activities:
Net income	$9,247	$5,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,517	21,796
Deferred income taxes and other	(3,369)	1,536
Stock awards and options, net	(106)	65
Common stock contribution to benefit plan	2,004	2,679
Changes in assets and liabilities:
Pharmacy and other receivables	7,506	2,467
Merchandise inventories	10,495	14,553
Other assets	2,186	2,395
Current liabilities and other	(5,322)	(20,626)

Net cash provided by operating activities	44,158	30,698

Investing Activities:
Capital expenditures and acquisitions	(23,588)	(31,833)
Proceeds from property dispositions	1,334	2,268

Net cash used in investing activities	(22,254)	(29,565)

Financing Activities:
Proceeds from long-term borrowings	10,000	35,000
Repayments of long-term borrowings	(4,870)	(2,194)
Repurchase of common stock	(7,236)	(20,023)
Dividend payments	(5,263)	(5,288)

Net cash provided by (used in) financing activities	(7,369)	7,495

Increase in cash and cash equivalents	14,535	8,628
Cash and cash equivalents at beginning of period	40,222	40,195

Cash and cash equivalents at end of period	$54,757	$48,823

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,717	$3,747
Cash paid for income taxes	20,370	15,809

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 29, 2004 and the 13 weeks ended April 29, 2004

	Common Stock		Additional Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
			Thousands
Balance at January 30, 2003	38,501	$19,250	$169,853	$(4,562)	$531,929	$716,470
Net income					29,764	29,764
Dividends ($0.56 per share)					(21,008)	(21,008)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	415	208	7,268			7,476
Stock award forfeitures, net of grants	(36)	(18)	(937)	356		(599)
Amortization of restricted stock awards				1,681		1,681
Employee stock options exercised	26	13	527			540
Tax expense related to stock awards and stock options, net			(380)			(380)
Repurchase of common stock	(1,362)	(681)	(6,010)		(13,332)	(20,023)

Balance at January 29, 2004	37,544	18,772	170,321	(2,525)	527,353	713,921

Net income					9,247	9,247
Dividends ($0.14 per share)					(5,263)	(5,263)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	100	50	1,954			2,004
Stock award forfeitures	(3)	(2)	(101)	36		(67)
Amortization of restricted stock awards				383		383
Tax expense related to stock awards			(422)			(422)
Repurchase of common stock	(383)	(191)	(1,736)		(5,309)	(7,236)

Balance at April 29, 2004	37,258	$18,629	$170,016	$(2,106)	$526,028	$712,567

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 29, 2004, and reflect all adjustments which are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended April 29, 2004 and May 1, 2003 are unaudited. The condensed consolidated balance sheet as of January 29, 2004, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 29, 2004. The interim condensed consolidated financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004.

2. Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period. No compensation expense is recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options:

	For the 13 weeks ended
	April 29, 2004	May 1, 2003
	Thousands, except per share amounts
Net income, as reported	$9,247	$5,833
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	189	295
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,044)	(1,117)

Pro forma net income	$8,392	$5,011

Basic earnings per share:
As reported	$0.25	$0.16
Pro forma	$0.23	$0.13
Diluted earnings per share:
As reported	$0.25	$0.16
Pro forma	$0.22	$0.13

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Earnings Per Share

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

	For the 13 weeks ended
	April 29, 2004	May 1, 2003
	Thousands
Basic weighted average number of shares outstanding	37,226	37,449
Effect of dilution from:
Restricted stock awards	152	148
Stock options	72	4

Diluted weighted average number of shares outstanding	37,450	37,601

The computations of diluted earnings per share in the quarters ended April 29, 2004 and May 1, 2003 excluded 3,111,625 and 3,544,550 stock options, respectively, because the exercise prices of the stock options were greater than or equal to the average share price for the respective quarters, and therefore their inclusion would have been anti-dilutive.

4. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $174.8 million as of April 29, 2004, $173.4 million as of May 1, 2003 and $172.8 million as of January 29, 2004. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

5. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing. The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			Thousands
As of April 29, 2004:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,077	$(1,105)	$1,972
Non-compete agreements and other	2-5 years	106	(77)	29

Total		3,183	(1,182)	2,001
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,820	—	4,820

Total		$8,003	$(1,182)	$6,821

As of January 29, 2004:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,613	$(1,012)	$1,601
Non-compete agreements and other	2-5 years	106	(70)	36

Total		2,719	(1,082)	1,637
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,791	—	4,791

Total		$7,510	$(1,082)	$6,428

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for intangible assets with finite useful lives was $223 thousand and $75 thousand for the 13-week periods ended April 29, 2004 and May 1, 2003. Estimated annual amortization expense on these intangibles for fiscal 2005 and each of the succeeding five fiscal years is as follows (in thousands):

Fiscal Year 2005	$748
Fiscal Year 2006	684
Fiscal Year 2007	307
Fiscal Year 2008	217
Fiscal Year 2009	198
Fiscal Year 2010	70

Total	$2,224

6. Debt

Debt at April 29, 2004 and January 29, 2004 consisted of the following:

	April 29, 2004	January 29, 2004
	Thousands
Unsecured revolving line of credit, interest based on LIBOR (weighted average rate of 2.85% as of April 29, 2004), expires October 2004	$60,000	$50,000
Unsecured private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	151,558	156,428

Total debt	211,558	206,428
Less current maturities	101,870	91,870

Long-term portion	$109,688	$114,558

The unsecured revolving line of credit has a total capacity (borrowings and letters of credit) of $195 million. The Company intends to renew or replace the line of credit prior to expiration; nevertheless all amounts are classified as current liabilities because of the October 2004 expiration date.

The Company’s debt agreements contain limits on borrowings and repurchases of the Company’s stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios. The unsecured private placement notes may be redeemed prior to their scheduled maturity, subject to an early payment premium, and require securitization on the same basis as any secured borrowings the Company may enter into in the future. As of April 29, 2004, the Company was in compliance with the restrictions and limitations included in these provisions.

7. Store Closure Reserves

The Company periodically reviews store operating results and projections and makes decisions to close stores in the normal course of business. The Company recognizes costs associated with store closures when the related liabilities are incurred. Such costs are included in the provision for store closures and asset impairment, a component of operating income.

The following is a summary of the Company’s store closure reserves, which are included in long-term liabilities:

	For the 13 weeks ended
	April 29, 2004	January 29, 2004
	Thousands
Reserve balance - beginning of period	$9,544	$7,827
Provision for store closures and asset impairment	—	—
Reserve accretion	25	—
Cash payments for lease related costs, net of sublease income	(933)	(330)

Reserve balance - end of period	$8,636	$7,497

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Commitments and Contingencies

On February 17, 2004 and March 23, 2004, two purported class action lawsuits entitled Darien Goddard, et al v. Longs Drug Stores Corporation, et al and David Robotnick v. Longs Drug Stores California, Inc. were filed in the Superior Court of California, Alameda County and the Superior Court of California, Los Angeles County, respectively. The lawsuits were filed by plaintiffs who are current or former store managers or assistant managers on behalf of themselves and other similarly situated California store managers and assistant store managers. The lawsuits allege that the Company improperly classified such employees as exempt under California’s wage and hour and unfair business practice laws and seek damages, penalties under California’s wage and hour laws, restitution, reclassification and attorneys’ fees and costs. The Company is vigorously investigating and defending this litigation while pursuing alternative dispute resolution possibilities with the plaintiffs. The parties are scheduled to begin a mediation process during the second quarter of fiscal 2005. The outcome of such mediation and the financial impact of settlement or continued litigation of the case to the Company, if any, cannot be predicted.

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

9. Stockholders’ Equity

In the first quarter of fiscal 2005, the Company repurchased 382,600 shares of its common stock at a total cost of $7.2 million under a share repurchase program authorized by the Board of Directors in March 2003. In the first quarter of fiscal 2004, the Company repurchased 509,100 shares at a total cost of $8.0 million under this authorization, in addition to 853,100 shares at a total cost of $12.0 million to complete a previously authorized share repurchase program. Under the March 2003 program, the Company is authorized to repurchase up to 1,108,200 additional shares of its common stock through January 2008, for a maximum additional expenditure of $34.8 million.

10. Segment Information

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of April 29, 2004, the retail drug store segment operated 471 retail stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy; and one mail order pharmacy, acquired in April 2003, under the name American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management and claims administration.

The following table summarizes significant financial information by segment:

	For the 13 weeks ended
	April 29, 2004	May 1, 2003
Sales:	Thousands
Retail Drug Stores	$1,151,754	$1,096,537
Pharmacy Benefit Management	7,942	6,593

Consolidated Totals	$1,159,696	$1,103,130

Operating Income:
Retail Drug Stores	$15,214	$9,753
Pharmacy Benefit Management	3,203	3,038

Consolidated Totals	$18,417	$12,791

	April 29, 2004	May 1, 2003
Total Assets:	Thousands
Retail Drug Stores	$1,353,773	$1,297,616
Pharmacy Benefit Management	85,591	51,754
Inter-segment Eliminations	(1,856)	(1,559)

Consolidated Totals	$1,437,508	$1,347,811

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated total sales include the following product and service types:

	For the 13 weeks ended
	April 29, 2004	May 1, 2003
	Thousands
Pharmacy sales	$550,052	$514,229
Front-end sales	601,702	582,308
Pharmacy benefit management revenues	7,942	6,593

Consolidated total sales	$1,159,696	$1,103,130

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion and under “Risk Factors” and elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Sales

	13 weeks ended
	April 29, 2004	May 1, 2003
Sales (Thousands)	$1,159,696	$1,103,130
Sales Growth over Same Period in Previous Year	5.1%	1.2%
Same-Store Sales Growth (Decline)	2.7%	(0.8)%
Impact of New Stores/Closed Stores on Sales Growth	2.3%	1.9%
Impact of PBM Revenues on Sales Growth	0.1%	0.1%

Pharmacy Sales Growth	7.0%	3.3%
Same-Store Pharmacy Sales Growth	3.7%	1.8%
Pharmacy as a % of Total Drug Store Sales	47.8%	46.9%
% of Pharmacy Sales Covered by Third Party Health Plans	91.7%	91.0%

Front-End Sales Growth (Decline)	3.3%	(0.8)%
Same-Store Front-End Sales Growth (Decline)	1.9%	(2.9)%
Front-End as a % of Total Retail Drug Store Sales	52.2%	53.1%

Sales increased 5.1% in the first quarter of fiscal 2005 over the same quarter of fiscal 2004. Growth in the number of stores accounted for a 2.3% increase in total sales, and same-store sales increased 2.7%. Growth in revenues at RxAmerica, our pharmacy benefit management (PBM) subsidiary, contributed the remaining 0.1% of total sales growth.

Pharmacy sales increased 7.0% in the first quarter of fiscal 2005 over the same quarter last year, with same-store pharmacy sales increasing 3.7%. Pharmacy sales were 47.8% of total drug store sales in the first quarter of fiscal 2005, compared to 46.9% in the first quarter of fiscal 2004. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales. We expect our pharmacy sales to continue to increase as a result of continuing pharmaceutical inflation and favorable industry trends, such as an aging U.S. population consuming a greater number of prescription drugs, the increased usage of newer and more expensive drugs and increasing consumer awareness of the introduction of new drugs due to pharmaceutical manufacturers’ direct-to-consumer marketing efforts.

The increase in same-store pharmacy sales was primarily driven by a 5.0% increase in the average retail price per prescription over the same quarter last year, partially offset by a decline in same-store prescription volume. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and usage of newer and more expensive drugs. This has been offset in part by the increased utilization of low-priced, high-volume generic drugs.

Third-party health plans covered 91.7% of our pharmacy sales in the first quarter of fiscal 2005, compared to 91.0% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans. The scheduled addition of a prescription drug benefit to Medicare in 2006 could further increase third-party sales as a percentage of total pharmacy sales.

Front-end sales increased 3.3% in the first quarter of fiscal 2005 from the same quarter last year, with same-store front-end sales increasing 1.9%. Our front-end sales benefited in part from an improving economy. Over the past year, U.S. economic growth has improved and unemployment has declined. While it appears that the nationwide economy is continuing to improve, the recovery in California, our primary market, has been slower, and the state’s unemployment rate remains above the national average. Further, a significant state budget deficit has helped create an environment of economic uncertainty in California.

Promotional activities continue to be a significant driver of our front-end sales, as the markets in which we operate remain highly competitive. Promotional sales were a significant percentage of our total front-end sales, and we increased our advertising spending in the first quarter of fiscal 2005 over the same quarter last year. In addition, during the second half of fiscal 2004, we reduced prices on over 2,000 high-volume items in core categories such as over-the-counter medications, health and beauty care and convenience grocery items in order to better align our pricing and improve our competitive position. These reductions improved our sales in the first quarter of fiscal 2005 over the same quarter last year. We will continue to make decisions about promotional efforts, advertising spending and price changes based on competitive and economic conditions, but we expect that our promotional activities will continue to be a driver of our total front-end sales in an intensely competitive market.

In addition, the war in Iraq adversely affected consumer spending in the first quarter of fiscal 2004, resulting in a negative impact on our front-end sales last year and a more favorable comparison in the first quarter of fiscal 2005.

Sales in some of our Southern California stores also benefited from the strike against three major grocery chains in that region that began in October 2003 and ended in February 2004. We estimate that the strike increased our same-store sales by 0.60 to 0.70 percentage points in the first quarter of fiscal 2005.

Gross Profit

	For the 13 weeks ended
	April 29, 2004	May 1, 2003
Gross Profit (Thousands)	$292,957	$285,107
Gross Profit %	25.3%	25.8%
LIFO Provision (Thousands)	$2,000	$2,000

Gross profit was 25.3% of sales in the first quarter of fiscal 2005, compared to 25.8% in the first quarter of fiscal 2004. Several factors contributed to the decline in our gross profit percentage:

•	In the second half of fiscal 2004, we reduced prices on more than 2,000 high-volume items in categories such as health and beauty care, over-the-counter medications and convenience grocery in order to better align our prices and improve our competitive position.

•	Our front-end sales mix shifted toward lower margin products, including some of the reduced price items discussed above.

•	We increased our spending for advertising, a component of our cost of sales, in the first quarter of fiscal 2005 over the same quarter last year as the markets in which we operate remained highly competitive and promotional.

•	We experienced higher distribution costs relative to our sales as a result of the implementation of a new distribution management system in our two front-end California distribution centers and higher than anticipated volume in our Southern California distribution center due to the grocery strike that ended February 27, 2004. We implemented the new distribution management system in our Northern California distribution center in August 2003, and in our Southern California distribution center in May 2004. We have significantly increased our distribution centers’ throughput and are improving their service levels and on-time performance. We are currently making efforts to improve our distribution efficiencies and reduce our costs.

•	Approximately 90% of our pharmacy sales are wholly or partially reimbursed by third-party health plans, which have lower gross profit percentages than non third-party sales. Third-party health plans continue to reduce reimbursements for the prescription drugs provided to their members, resulting in pressure on pharmacy gross profits. The California governor’s recent state budget proposal included reductions in Medi-Cal reimbursements to health care providers including pharmacies effective July 2004. In addition, effective January 1, 2004, reimbursement rates for California workers’ compensation prescriptions were tied to Medi-Cal reimbursement rates. Combined, workers’ compensation and Medi-Cal prescriptions represent approximately 10% of our pharmacy sales. Changes to the reimbursement rate could impact our pharmacy sales and gross profits, the extent of which depends on the nature and effective date of the changes and our ability to offset the impact of Medi-Cal sales by recruiting other third-party prescription plans.

•	Pharmacy sales have lower gross profit percentages than front-end sales, and as pharmacy sales continue to grow as a percent of total sales, our overall gross profit as a percent of sales will continue to be adversely impacted.

Our gross profit included LIFO provisions, which are included in cost of sales, of $2 million in the first quarter of fiscal 2005 and fiscal 2004. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Operating and Administrative Expenses

Operating and administrative expenses were 21.8% of sales in the first quarter of fiscal 2005, compared to 22.7% in the first quarter of fiscal 2004. A series of steps we took in fiscal 2004 to improve our productivity and reduce our costs contributed to a reduction in our operating and administrative expense rate of 0.6% of sales. These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, store labor savings through workflow and staffing changes, modifications to many of our incentive compensation arrangements and a voluntary separation program for store managers. These actions resulted in lower operating and administrative expenses as a percentage of sales beginning in the second half of fiscal 2004, and we expect this trend to continue through the first half of fiscal 2005.

Last year’s first quarter operating and administrative expenses also included a charge of $3.4 million, or 0.3% of sales, for employee termination and facility closure costs associated with the reduction of our administrative workforce and the closure of certain support facilities announced in February 2003.

Depreciation and Amortization

Depreciation and amortization expenses were $21.5 million in the first quarter of fiscal 2005, compared to $21.8 million in the first quarter of fiscal 2004. The decrease of $0.3 million was primarily due to accelerated depreciation of $2.6 million recorded in the first quarter of last year related to the abandonment of a pharmacy processing system, offset by increased depreciation expense resulting from capital expenditures for new store investments, improvements to existing stores, supply chain improvements and technology.

Net Interest Expense

Net interest expense was $3.6 million in the first quarter of fiscal 2005, compared to $3.4 million in the first quarter of fiscal 2004. The increase was due to higher average borrowings compared to the same quarter last year.

Income Taxes

Our effective income tax rate was 37.6% in the first quarter of fiscal 2005 and fiscal 2004. We expect that our effective income tax rate will be between 37% and 38% for the remainder of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, pay dividends and repurchase shares of our common stock.

We have an unsecured revolving line of credit with a syndication of banks, which expires in October 2004 and accrues interest at LIBOR-based rates. The revolving line of credit has a total borrowing and letter-of-credit capacity of $195 million. As of April 29, 2004, borrowings of $60 million were outstanding under this line of credit with a weighted average interest rate of 2.85%. We have classified all borrowings under the line of credit as current liabilities as of April 29, 2004 because of the October 2004 expiration date. However, we intend to renew or replace the line of credit prior to its expiration.

Additionally, as of April 29, 2004 we had $151.6 million in outstanding unsecured privately placed promissory notes. These notes mature at various dates through 2014 and bear interest at fixed rates ranging from 5.85% to 7.85%. The notes include penalties for repayment prior to their scheduled maturities. Included in the current maturities of debt as of April 29, 2004 are $41.9 million of regularly scheduled principal payments, the majority of which are due in the fourth quarter of fiscal 2005. It is likely that we will refinance all or a portion of the current maturities of the private placement notes.

Our debt agreements contain limits on borrowings and repurchases of company stock, and various quarterly financial covenants that set maximum leverage ratios and minimum fixed charge and asset coverage ratios. As of April 29, 2004, we were in compliance with the restrictions and limitations included in these provisions. Failure to comply with all of our debt covenants could adversely affect our ability to manage our cash requirements, as well as result in higher interest costs and potentially accelerated repayment requirements.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit or replacement facilities, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $44.2 million in the first quarter of fiscal 2005, compared to $30.7 million in the first quarter of fiscal 2004. The change in our operating cash flows was primarily due to changes in working capital (defined as current assets less current liabilities) and increased net income. Net changes in assets and liabilities positively affected our operating cash flows by $14.9 million in the first quarter of fiscal 2005, compared to a negative effect of $1.2 million in the first quarter of fiscal 2004.

Changes in pharmacy and other receivables accounted for a $5.0 million increase in net operating cash inflows in the first quarter of fiscal 2005 compared to the same quarter last year. This change was primarily due to the timing of collection of amounts owed to us from vendors associated with our contractual purchase arrangements and the timing of payments from customers in our PBM segment.

Changes in merchandise inventories accounted for a $4.1 million decrease in net operating cash inflows in the first quarter of fiscal 2005 compared to the same quarter last year. Merchandise inventories decreased during the first quarter of both fiscal years as a result of normal seasonal fluctuations. However, the decrease was smaller in the first quarter of fiscal 2005 compared to fiscal 2004, primarily due to our efforts to remain in-stock in advance of a system conversion in our Southern California distribution center and to improve our store in-stock positions generally.

Changes in current liabilities accounted for a $15.3 million increase in net operating cash inflows in the first quarter of fiscal 2005 compared to the same quarter last year. Current liabilities, excluding the current maturities of debt, decreased during the first quarter of both fiscal years primarily due to normal seasonal fluctuations in the amounts and timing of income, sales and other tax payments, and the timing of payments to our vendors. However, the decrease was smaller in the first quarter of fiscal 2005 compared to fiscal 2004, primarily due to the timing of our fiscal quarter. The first quarter of fiscal 2005 ended April 29, before certain monthly calendar-based payments to vendors and for taxes were due, while the first quarter of fiscal 2004 ended May 1, after these payments were made. This calendar shift resulted in higher cash outflows in the first quarter of last year.

Working capital was $163.0 million as of April 29, 2004 and $248.7 million as of May 1, 2003. As of April 29, 2004, current liabilities included $101.9 million for the current maturities of long-term debt ($60 million on our unsecured revolving line of credit, which expires in October 2004, and $41.9 million of principal payments due during fiscal 2005 on our private placement notes). Excluding debt, our working capital on a per store basis increased to $562 thousand as of April 29, 2004 from $553 thousand as of May 1, 2003, primarily as a result of higher inventories and receivables, partially offset by increased current liabilities.

We plan to reduce our working capital, excluding debt, on an equivalent-store basis. Changes in equivalent-store working capital serve as a measure of our working capital management, excluding the effects of changes in the number of stores. We calculate the change in equivalent-store working capital by multiplying the change in average working capital per store by the number of stores open as of the end of the current period. We exclude the current maturities of debt from our calculation of equivalent-store working capital because we intend to renew or replace the line of credit prior to its October 2004 expiration date and refinance all or a portion of the current maturities of the private placement notes.

Investing Cash Flows

Net cash used in investing activities was $22.3 million in the first quarter of fiscal 2005, compared to $29.6 million in the same quarter last year. We opened one new store in the first quarter of fiscal 2005, compared to four stores in the first quarter of last year. We plan to open approximately 5 to 10 new stores and to remodel up to 40 existing stores in fiscal 2005.

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

In February 2002, our board of directors approved a program to upgrade our supply chain systems and processes. Over the term of this program (February 2002 through expected completion in calendar 2006), we expect to invest approximately $60 million in capital expenditures for supply chain improvements, largely related to systems changes. Since inception of the program, we have invested approximately $35 million in related capital expenditures.

Financing Cash Flows

Net cash used in financing activities was $7.4 million in the first quarter of fiscal 2005, compared to net cash provided by financing activities of $7.5 million in the first quarter of fiscal 2004. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock and dividend payments.

Borrowings under our unsecured revolving line of credit were $10.0 million in the first quarter of fiscal 2005, compared to $35.0 million in the same quarter last year. We used these borrowings, together with cash flows from operations, to finance capital expenditures, stock repurchases and dividend payments. We also repaid long-term borrowings of $4.9 million in the first quarter of fiscal 2005 and $2.2 million in the first quarter of fiscal 2004, consisting of regularly scheduled principal payments on our private placement notes.

In the first quarter of fiscal 2005, we repurchased 382,600 shares of our common stock at a total cost of $7.2 million under a share repurchase program authorized by our board of directors in March 2003. In the first quarter of fiscal 2004, we repurchased 509,100 shares at a total cost of $8.0 million under this authorization, in addition to 853,100 shares at a total cost of $12.0 million to complete a previously authorized share repurchase program. Under the March 2003 program, we are authorized to repurchase up to 1,108,300 additional shares of our common stock through January 2008, for a maximum additional expenditure of $34.8 million. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid quarterly dividends of $0.14 per share (a total of $5.3 million per quarter) in the first quarters of fiscal 2005 and fiscal 2004.

RISK FACTORS

You should carefully read the following risk factors.

Our ability to successfully implement significant organizational changes, including new supply chain systems and processes, is critical to the ongoing success of our business.

We are currently undertaking significant organizational changes, including store workflow and staffing changes, increased centralization, restructured incentive compensation arrangements and other strategic initiatives. In addition, in February 2002 our board of directors approved a program to upgrade our supply chain, primarily through technology systems changes, in an effort to increase efficiency and enhance profitability. Such organizational and technology systems changes are complex and could cause disruptions that would adversely affect our sales, gross profit and operating and administrative expenses. For example, the implementation of new distribution management software in one of our front-end distribution centers caused some disruption in our supply chain, which adversely affected our front-end sales and gross profit during the second half of fiscal 2004. Our ability to successfully implement these organizational, systems and process changes, which are significant to our operations and business, is critical to our future profitability. We cannot assure you that we will be able to execute these changes successfully and without significant disruption to our business. If we are not successful, we may not achieve any of the expected benefits from these initiatives, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets. We may also determine that additional investment is required to bring our supply chain and related systems to their desired state; this could result in a significant additional investment of time and money and increased implementation risk.

Changes in economic conditions could adversely affect consumer-buying practices and reduce our sales and profitability.

Over the past year, the U.S. economy has started to recover from a recession that began in 2000, and unemployment has declined. While it appears that the nationwide economy is improving, the recovery in California, our primary market, has been slower, and the state’s unemployment rate remains above the national average. Further, a significant state budget deficit and record borrowing have helped create an environment of economic uncertainty in California. A deterioration in economic conditions, particularly in California, could adversely affect our sales and profitability. For example, an increase in unemployment could cause consumers to lose their health insurance, which could in turn adversely affect our pharmacy sales, or a significant increase in prescription co-payments could cause consumers not to buy needed medications. Further, a decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end sales. For example, the significant increase in gasoline prices may cause consumers to reduce their spending on consumable products. Our profit margins are higher on our front-end sales than our pharmacy sales and therefore any decrease in our sales of front-end products would have a disproportionate negative impact on our profitability.

The retail drug store and pharmacy benefit management industries are highly competitive, and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, mail order pharmacies, on-line retailers, supermarket chains and mass merchandisers, many of whom are aggressively expanding in markets we serve. In the PBM industry, our competitors include large national and regional PBMs, some of which are owned by our retail drug store competitors. Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reduce prices, purchase more effectively and increase customer service to remain competitive. For example, in fiscal 2004 we reduced prices on over 2,000 items in core categories in order to better align our prices and improve our competitive position. We cannot assure you that we will be able to continue to compete effectively in our markets or increase our sales volume or margins in response to further increased competition.

Changes in third-party reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

We are wholly or partially reimbursed by third-party health plans for more than 90% of all the prescription drugs that we sell. Pharmacy sales reimbursed by third parties have lower gross margins than non third-party pharmacy sales, and third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, government-sponsored health plans such as Medicare and Medicaid are making continuing efforts to reduce their costs, including prescription drug reimbursements. For example, the California governor’s recent state budget proposal included reductions in Medi-Cal reimbursements to pharmacies effective July 1, 2004. If third-party health plans continue to reduce their reimbursement levels, or if the State of California implements reductions in prescription reimbursement levels, our sales and gross profits could be significantly adversely affected. In addition, the Medicare Prescription Drug Improvement and Modernization Act of 2003 included new prescription drug benefits and discounts for Medicare participants. If these changes result in lower reimbursement levels for Medicare participants, our sales and gross profits could be adversely affected.

The significant investments we are making in our stores may not increase our sales and profitability, which could adversely affect our results of operations, financial condition and cash flows.

We have recently made and are continuing to make significant investments in our stores in an effort to increase our sales and profitability. These investments include the installation of new digital photo equipment, pharmacy and other technology, and remodels and other improvements to some existing stores. These investments require significant capital expenditures and human effort and are largely unprecedented at our company. We are uncertain about consumer reaction to these changes and therefore we cannot assure you that they will result in increased sales and profitability. A failure to increase our sales and profitability would adversely affect our results of operations, financial condition and cash flows.

Continued volatility in insurance related expenses and the markets for insurance coverage could have a material adverse affect on us.

The costs of most types of insurance, especially workers’ compensation, employee medical, director and officer and others have continued to rise, while the amount and availability of coverage have decreased. Claims costs for workers’ compensation and other self-insured exposures have also increased. In fiscal 2004, for example, our insurance-related expenses increased $12.8 million over fiscal 2003. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions and terrorism. If our insurance-related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

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

Our industry is continuing to experience a shortage of licensed pharmacists in the markets in which we operate. Our inability to attract and retain pharmacists could adversely affect us. In order to mitigate this risk we have established centralized prescription fill centers, including one that we operate under a joint venture with AmerisourceBergen, and have also installed robotic prescription fill equipment in many of our pharmacies. The success of these efforts, which cannot be assured, is important to our ability to address the shortage of pharmacists, but additional efforts may be necessary to address this business issue. Other options may be costly or unavailable to us.

We are subject to governmental regulations, procedures and requirements. Our noncompliance with, or a significant change in, these regulations could have a material adverse effect on us.

Our pharmacy and PBM businesses are subject to numerous federal, state and local regulations, many of which are new and developing. These include, but are not limited to, local registrations of pharmacies in the states where our pharmacies are located and applicable Medicare and Medicaid regulations. In addition, the Health Insurance Portability and Accountability Act, or HIPAA, imposes certain requirements regarding the protection of confidential patient medical records and other information. Compliance with these regulations, particularly HIPAA, requires that we implement complex changes to our systems and processes. Failure to adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties. Furthermore, any new federal or state regulations or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major financing market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. A portion of our debt ($60 million at April 29, 2004) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (28 basis points on our floating-rate debt as of April 29, 2004) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

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

As of April 29, 2004, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the Company would be made known to them on a timely basis.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

On February 17, 2004 and March 23, 2004, two purported class action lawsuits entitled Darien Goddard, et al v. Longs Drug Stores Corporation, et al and David Robotnick v. Longs Drug Stores California, Inc. were filed in the Superior Court of California, Alameda County and the Superior Court of California, Los Angeles County, respectively. The lawsuits were filed by plaintiffs who are current or former store managers or assistant managers on behalf of themselves and other similarly situated California store managers and assistant store managers. The lawsuits allege that we improperly classified such employees as exempt under California’s wage and hour and unfair business practice laws and seek damages, penalties under California’s wage and hour laws, restitution, reclassification and attorneys’ fees and costs. We are vigorously investigating and defending this litigation while pursuing alternative dispute resolution possibilities with the plaintiffs. The parties are scheduled to begin a mediation process during the second quarter of fiscal 2005. The outcome of such mediation and the financial impact of settlement or continued litigation of the case to us, if any, cannot be predicted.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announce Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
January 30, 2004 - February 26, 2004	—	$ —	—	1,490,900

Month #2
February 27, 2004 - April 1, 2004	246,100	$18.61	246,100	1,244,800

Month #3
April 2, 2004 - April 29, 2004	136,500	$19.35	136,500	1,108,300

Total	382,600	$18.87	382,600	1,108,300

(1)	In March 2003, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of Company stock through January 2008, for a maximum total expenditure of $50 million. All of the shares repurchased during the quarter ended April 29, 2004 were under this authorization.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.
3.	Amended Bylaws, adopted May 25, 2004.

10.	Amendment to employment agreement between the Company and Michael M. Laddon, Senior Vice President, Chief Information Officer, dated June 1, 2004.

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	REPORTS ON FORM 8-K

On February 6, 2004, we filed a Current Report on Form 8-K related to a press release regarding our January 2004 sales results.

On March 3, 2004, we filed a Current Report on Form 8-K related to a press release regarding our fourth quarter of fiscal 2004 financial results and first quarter and full year fiscal 2005 financial projections.

On March 5, 2004, we filed a Current Report on Form 8-K related to a press release regarding our February 2004 sales results.

On April 8, 2004, we filed a Current Report on Form 8-K related to a press release regarding our March 2004 sales results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: June 4, 2004	/s/ S. F. MCCANN
(S. F. McCann) Senior Vice President, Chief Financial Officer and Treasurer

Date: June 4, 2004	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos) Vice President—Controller and Assistant Secretary (Principal Accounting Officer)