Form 10-Q
period 2004-07-29
LONGS DRUG STORES CORP
filed 2004-09-03
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 2004

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

There were 37,428,792 shares of common stock outstanding as of August 26, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, pharmacy and front-end sales and gross profits; cost reductions; changes in supply chain practices; workers’ compensation costs; liquidity and cash requirements; working capital reductions; the number of store openings, closures and remodels; the level of capital expenditures; contractual commitments; third-party sales as a percentage of total pharmacy sales; and our effective tax rate and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2004	July 31, 2003	July 29, 2004	July 31, 2003
	Thousands Except Per Share Amounts
Sales	$1,150,482	$1,109,463	$2,310,178	$2,212,593
Cost of sales	855,087	821,424	1,721,826	1,639,447

Gross profit	295,395	288,039	588,352	573,146
Operating and administrative expenses	253,393	251,602	506,416	502,122
Depreciation and amortization	22,253	21,891	43,770	43,687
Legal settlements and other disputes, net	10,773	—	10,773	—
Provision for store closures and asset impairments	—	2,543	—	2,543

Operating income	8,976	12,003	27,393	24,794
Interest expense	3,692	3,697	7,442	7,256
Interest income	(128)	(124)	(280)	(239)

Income before income taxes	5,412	8,430	20,231	17,777
Income taxes	2,034	3,170	7,606	6,684

Net income	$3,378	$5,260	$12,625	$11,093

Earnings per common share:
Basic	$0.09	$0.14	$0.34	$0.30
Diluted	0.09	0.14	0.34	0.30

Dividends per common share	$0.14	$0.14	$0.28	$0.28

Weighted average number of shares outstanding:
Basic	37,311	37,038	37,163	37,243
Diluted	37,555	37,219	37,398	37,410

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	July 29, 2004	July 31, 2003	January 29, 2004
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$44,979	$65,519	$40,222
Pharmacy and other receivables, net	178,172	134,815	163,950
Merchandise inventories, net	430,702	409,058	477,122
Deferred income taxes	41,089	32,283	41,848
Prepaid expenses and other current assets	9,397	9,484	13,373

Total current assets	704,339	651,159	736,515

Property:
Land	107,053	104,761	106,326
Buildings and leasehold improvements	563,908	536,510	547,128
Equipment and fixtures	555,150	512,223	531,855

Total	1,226,111	1,153,494	1,185,309
Less accumulated depreciation	609,464	552,218	571,889

Property, net	616,647	601,276	613,420

Goodwill	82,085	82,085	82,085
Intangible assets, net	6,546	6,602	6,428
Other non-current assets	3,255	5,762	3,664

Total	$1,412,872	$1,346,884	$1,442,112

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$283,642	$289,116	$296,741
Employee compensation and benefits	118,174	93,779	109,386
Taxes payable	46,261	35,547	64,941
Current maturities of debt	41,870	4,974	91,870

Total current liabilities	489,947	423,416	562,938

Long-term debt	164,688	186,558	114,558
Deferred income taxes and other long-term liabilities	44,772	35,096	50,695
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,370,000, 37,418,000 and 37,544,000 shares outstanding	18,685	18,709	18,772
Additional capital	172,326	167,696	170,321
Unearned compensation	(1,784)	(3,762)	(2,525)
Retained earnings	524,238	519,171	527,353

Total stockholders’ equity	713,465	701,814	713,921

Total	$1,412,872	$1,346,884	$1,442,112

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 26 weeks ended
	July 29, 2004	July 31, 2003
	Thousands
Operating Activities:
Net income	$12,625	$11,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,770	43,687
Provision for store closures and asset impairments	—	2,543
Deferred income taxes and other	(5,866)	(753)
Stock awards and options, net	215	511
Common stock contribution to benefit plan	4,144	4,281
Changes in assets and liabilities:
Pharmacy and other receivables	(10,429)	795
Merchandise inventories	46,420	34,377
Other assets	4,385	1,921
Current liabilities and other	(22,996)	(308)

Net cash provided by operating activities	72,268	98,147

Investing Activities:
Capital expenditures and acquisitions	(52,378)	(58,787)
Proceeds from property dispositions	2,177	8,750

Net cash used in investing activities	(50,201)	(50,037)

Financing Activities:
Proceeds from long-term borrowings	5,000	10,000
Repayments of long-term borrowings	(4,870)	(2,245)
Repurchase of common stock	(7,236)	(20,023)
Dividend payments	(10,431)	(10,518)
Proceeds from exercise of stock options	227	—

Net cash used in financing activities	(17,310)	(22,786)

Increase in cash and cash equivalents	4,757	25,324
Cash and cash equivalents at beginning of period	40,222	40,195

Cash and cash equivalents at end of period	$44,979	$65,519

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,432	$6,900
Cash paid for income taxes	21,697	15,820

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 29, 2004 and the 26 weeks ended July 29, 2004

						Total Stockholders’ Equity
	Common Stock		Additional Capital	Unearned Compensation	Retained Earnings
	Shares	Amount
	Thousands
Balance at January 30, 2003	38,501	$19,250	$169,853	$(4,562)	$531,929	$716,470
Net income					29,764	29,764
Dividends ($0.56 per share)					(21,008)	(21,008)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	415	208	7,268			7,476
Stock award forfeitures, net of grants	(36)	(18)	(937)	356		(599)
Amortization of restricted stock awards				1,681		1,681
Employee stock options exercised	26	13	527			540
Tax expense related to stock awards and stock options, net			(380)			(380)
Repurchase of common stock	(1,362)	(681)	(6,010)		(13,332)	(20,023)

Balance at January 29, 2004	37,544	18,772	170,321	(2,525)	527,353	713,921

Net income					12,625	12,625
Dividends ($0.28 per share)					(10,431)	(10,431)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	200	100	4,044			4,144
Stock award forfeitures, net of grants	(4)	(3)	(130)	69		(64)
Amortization of restricted stock awards				672		672
Employee stock options exercised	13	7	220			227
Tax expense related to stock awards and stock options, net			(393)			(393)
Repurchase of common stock	(383)	(191)	(1,736)		(5,309)	(7,236)

Balance at July 29, 2004	37,370	$18,685	$172,326	$(1,784)	$524,238	$713,465

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 29, 2004, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended July 29, 2004 and July 31, 2003 are unaudited. The condensed consolidated balance sheet as of January 29, 2004, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 29, 2004. The interim condensed consolidated financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options:

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2004	July 31, 2003	July 29, 2004	July 31, 2003
	Thousands, except per share
Net income, as reported	$3,378	$5,260	$12,625	$11,093
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	175	289	364	584
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(987)	(1,104)	(2,031)	(2,221)

Pro forma net income	$2,566	$4,445	$10,958	$9,456

Basic earnings per share:
As reported	$0.09	$0.14	$0.34	$0.30
Pro forma	$0.07	$0.12	$0.29	$0.25
Diluted earnings per share:
As reported	$0.09	$0.14	$0.34	$0.30
Pro forma	$0.07	$0.12	$0.29	$0.25

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

	13 weeks ended		26 weeks ended
	July 29, 2004	July 31, 2003	July 29, 2004	July 31, 2003
	Thousands
Basic weighted average number of shares outstanding	37,311	37,038	37,163	37,243
Effect of dilution from:
Restricted stock awards	146	170	150	159
Stock options	98	11	85	8

Diluted weighted average number of shares outstanding	37,555	37,219	37,398	37,410

The computations of diluted earnings per share excluded 3.0 million and 3.1 million stock options for the 13-week and 26-week periods ended July 29, 2004, respectively, and 3.6 million stock options for the 13-week and 26-week periods ended July 31, 2003, because their exercise prices were greater than or equal to the average share price for the respective periods, and therefore their inclusion would have been anti-dilutive.

4. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $177.3 million as of July 29, 2004, $174.4 million as of July 31, 2003 and $172.8 million as of January 29, 2004. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing. The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of July 29, 2004:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,077	$(1,376)	$1,701
Non-compete agreements and other	2-5 years	106	(81)	25

Total		3,183	(1,457)	1,726
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,820	—	4,820

Total		$8,003	$(1,457)	$6,546

As of January 29, 2004:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,613	$(1,012)	$1,601
Non-compete agreements and other	2-5 years	106	(70)	36

Total		2,719	(1,082)	1,637
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,791	—	4,791

Total		$7,510	$(1,082)	$6,428

Amortization expense for intangible assets with finite useful lives was $275 thousand and $499 thousand for the 13-week and 26-week periods ended July 29, 2004, respectively, and was $118 thousand and $193 thousand for the 13-week and 26-week periods ended July 31, 2003, respectively. Estimated annual amortization expense on these intangibles for fiscal 2005 and each of the succeeding five fiscal years is as follows (in thousands):

Fiscal year ending:
2005	$838
2006	582
2007	454
2008	258
2009	93

Total	$2,225

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Debt

Debt at July 29, 2004 and January 29, 2004 consisted of the following:

	July 29, 2004	January 29, 2004
	Thousands
Unsecured revolving line of credit, variable interest (weighted average rate of 4.50% as of July 29, 2004), replaced August 2004 (see below)	$55,000	$50,000
Unsecured private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	151,558	156,428

Total debt	206,558	206,428
Less current maturities	41,870	91,870

Long-term portion	$164,688	$114,558

On August 6, 2004, the Company replaced its $195 million unsecured revolving line of credit with a secured $280 million revolving line of credit with a syndication of banks. The new agreement, which expires in August 2009, accrues interest at LIBOR-based rates and is secured with inventory, accounts receivable and certain intangible assets. The new agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid by the Company without penalty. The Company pays a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit. As required by the private placement note agreements, in August 2004 the Company secured its private placement notes on the same basis as the new secured revolving line of credit.

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of July 29, 2004, the Company was in compliance with the restrictions and limitations included in these provisions.

7. Store Closure Reserves

The Company periodically reviews store operating results and projections and makes decisions to close stores in the normal course of business. The Company recognizes costs associated with store closures when the related liabilities are incurred. Such costs are included in the provision for store closures and asset impairment, a component of operating income.

The following is a summary of the Company’s store closure reserves, which are included in long-term liabilities:

	For the 26 weeks ended
	July 29, 2004	July 31, 2003
	Thousands
Reserve balance - beginning of period	$9,544	$7,827
Provision for store closures	—	1,000
Reserve accretion	20	—
Cash payments for lease related costs, net of sublease income	(1,372)	(774)

Reserve balance - end of period	$8,192	$8,053

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Commitments and Contingencies

On February 17, 2004 and March 23, 2004, two purported class action lawsuits entitled Darien Goddard, et al v. Longs Drug Stores Corporation, et al and David Robotnick v. Longs Drug Stores California, Inc. were filed in the Superior Court of California, Alameda County and the Superior Court of California, Los Angeles County, respectively. The lawsuits were filed by plaintiffs who are current or former store managers or assistant managers on behalf of themselves and other similarly situated California store managers and assistant store managers. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour and unfair business practice laws and sought damages, penalties, restitution, reclassification and attorneys’ fees and costs. After an initial exchange of information and investigation, the parties agreed to pursue alternative dispute resolution.

The cases were mediated before a neutral third party on June 7, 2004. As a result of the mediation, the parties reached a settlement agreement whereby the Company would pay $11 million to settle all claims and causes of action of the plaintiffs. On July 20, 2004, the court preliminarily approved the settlement agreement. A hearing for final approval of the agreement is scheduled for October 12, 2004. If the agreement receives final court approval, the Company expects settlement payments to be made in the fourth quarter of this fiscal year.

The Company recorded a provision of $11.6 million in the quarter ended July 29, 2004 for the cost of this settlement and applicable employer payroll taxes. This provision was partially offset by a $0.8 million gain from the favorable settlement of a separate, unrelated class action lawsuit, for which the Company had filed a claim as a member of the plaintiff class, which alleged unlawful price fixing and market allocation by certain vitamin manufacturers. The Company received the settlement payment during the second quarter of fiscal 2005. The combined net charge resulting from these two settlements was $10.8 million.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of July 29, 2004, the retail drug store segment operated 470 retail stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy; and one mail order pharmacy, acquired in April 2003, under the name American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management and claims administration.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize significant financial information by segment:

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2004	July 31, 2003	July 29, 2004	July 31, 2003
	Thousands
Sales:
Retail Drug Stores	$1,142,129	$1,102,813	$2,293,884	$2,199,350
Pharmacy Benefit Management	8,353	6,650	16,294	13,243

Consolidated Totals	$1,150,482	$1,109,463	$2,310,178	$2,212,593

Operating Income:
Retail Drug Stores	$5,700	$9,376	$20,914	$19,129
Pharmacy Benefit Management	3,276	2,627	6,479	5,665

Consolidated Totals	$8,976	$12,003	$27,393	$24,794

	July 29, 2004	July 31, 2003	January 29, 2004
	Thousands
Total Assets:
Retail Drug Stores	$1,332,192	$1,292,905	$1,367,410
Pharmacy Benefit Management	82,022	55,549	76,222
Inter-segment Eliminations	(1,342)	(1,570)	(1,520)

Consolidated Totals	$1,412,872	$1,346,884	$1,442,112

Consolidated total sales include the following product and service types:

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2004	July 31, 2003	July 29, 2004	July 31, 2003
	Thousands
Pharmacy sales	$540,667	$515,252	$1,090,719	$1,029,481
Front-end sales	601,462	587,561	1,203,165	1,169,869
Pharmacy benefit management revenues	8,353	6,650	16,294	13,243

Consolidated total sales	$1,150,482	$1,109,463	$2,310,178	$2,212,593

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

RESULTS OF OPERATIONS

Sales

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2004	July 31, 2003	July 29, 2004	July 31, 2003
Sales (Thousands)	$1,150,482	$1,109,463	$2,310,178	$2,212,593
Sales Growth over Same Period in Previous Year	3.7%	0.7%	4.4%	1.0%
Same-Store Sales Growth (Decline)	2.2%	(1.9)%	2.5%	(1.3)%

Pharmacy Sales Growth	4.9%	5.8%	5.9%	4.5%
Same-Store Pharmacy Sales Growth	3.2%	2.8%	3.4%	2.3%
Pharmacy as a % of Total Retail Drug Store Sales	47.3%	46.7%	47.5%	46.8%
% of Pharmacy Sales Covered by Third Party Health Plans	91.9%	90.0%	91.8%	90.5%

Front-End Sales Growth (Decline)	2.4%	(3.6)%	2.9%	(2.2)%
Same-Store Front-End Sales Growth (Decline)	1.4%	(5.6)%	1.6%	(4.3)%
Front-End as a % of Total Retail Drug Store Sales	52.7%	53.3%	52.5%	53.2%

Thirteen Weeks Ended July 29, 2004 versus Thirteen Weeks Ended July 31, 2003

Sales increased 3.7% in the second quarter of fiscal 2005 over the same quarter of fiscal 2004, with same-store sales increasing 2.2%. Growth in the number of stores accounted for most of the remaining total sales increase. Higher mail order sales and PBM revenues also contributed to total sales growth.

Pharmacy sales increased 4.9% in the second quarter of fiscal 2005 over the same quarter last year, with same-store pharmacy sales increasing 3.2%. The increase in same-store pharmacy sales was primarily due to an increase in the average retail price per prescription over the same quarter last year, partially offset by a decline in same-store prescription volume and increased utilization of lower-priced, high-volume generic drugs, which negatively impacted our same-store pharmacy sales by approximately 1.0% during the quarter ended July 29, 2004. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and usage of newer and more expensive drugs, partially offset by continuing increases in generic utilization.

The decrease in our same-store prescription volume was partially due to continued health concerns over women’s hormone replacement therapy drugs. Declines in allergy, cough and cold, and anti-ulcer prescriptions following the conversion of Claritin and Prilosec from prescription to over-the-counter status also continued to have a negative impact on prescription volumes. While we expect these trends to continue for the next several quarters, over the longer term we expect several favorable industry trends to positively impact our prescription volumes. These industry trends include an aging U.S. population consuming a greater number of prescription drugs, the growing usage of prescription drugs as preventive therapy by healthcare providers and the introduction of new drugs. Factors that could offset these favorable trends include increasing competition and the growth of mail-order.

Pharmacy sales were 47.3% of total drug store sales in the second quarter of fiscal 2005, compared to 46.7% in the second quarter of fiscal 2004. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 91.9% of our pharmacy sales in the second quarter of fiscal 2005, compared to 90.0% in the second quarter of fiscal 2004. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans. The scheduled addition of a prescription drug benefit to Medicare in 2006 could further increase third-party sales as a percentage of total pharmacy sales.

Front-end sales increased 2.4% in the second quarter of fiscal 2005 from the same quarter last year, with same-store front-end sales increasing 1.4%. Our front-end sales benefited in part from an improving economy. Over the past year, U.S. economic growth has improved and unemployment has declined. However, the recovery in California, our primary market, has been more gradual than that of the broader national economy, and the state’s unemployment rate remains above the national average. Significant federal and state budget deficits, record government borrowing and rising gasoline prices also have helped create an environment of economic uncertainty, particularly in California.

Our front-end sales also benefited from our merchandising and marketing efforts, including better aligning our prices and refocusing our merchandise assortments chainwide toward our core categories such as health and beauty care, over-the-counter medications and convenience grocery. These efforts improved our sales in the second quarter of fiscal 2005 over the same quarter last year. We will continue to make merchandising and marketing decisions based on consumer preferences and competitive and economic conditions.

Twenty-Six Weeks Ended July 29, 2004 versus Twenty-Six Weeks Ended July 31, 2003

Sales increased 4.4% in the first half of fiscal 2005 over the same period of fiscal 2004, with same-store sales increasing 2.5%. Growth in the number of stores accounted for most of the remaining total sales increase. Higher mail order sales and PBM revenues also contributed to total sales growth.

Pharmacy sales increased 5.9% in the first half of fiscal 2005 over the same period last year, with same-store pharmacy sales increasing 3.4%. The increase in same-store pharmacy sales was primarily driven by an increase in the average retail price per prescription over the same quarter last year, partially offset by a decline in same-store prescription volume. The decrease in our same-store prescription volume was partially due to continued health concerns over women’s hormone replacement therapy drugs. Declines in allergy, cough and cold, and anti-ulcer prescriptions following the conversion of Claritin and Prilosec from prescription to over-the-counter status also continued to have a negative impact on prescription volumes.

Pharmacy sales were 47.5% of total drug store sales in the first half of fiscal 2005, compared to 46.8% in the same period of fiscal 2004. Third-party health plans covered 91.8% of our pharmacy sales in the first half of fiscal 2005, compared to 90.5% in the same period last year.

Front-end sales increased 2.9% in the first half of fiscal 2005 from the same period last year, with same-store front-end sales increasing 1.6%. Our front-end sales benefited from an improved economy and merchandising and marketing efforts, including price reductions, in our core categories. In addition, the war in Iraq adversely affected consumer spending in the first quarter of fiscal 2004, resulting in a negative impact on our front-end sales last year and a more favorable comparison in the first quarter of fiscal 2005. Sales in some of our Southern California stores also benefited in the first quarter of fiscal 2005 from the strike against three major grocery chains in that region that began in October 2003 and ended in February 2004.

Gross Profit

	For the 13 weeks ended		For the 26 weeks ended
	July 29, 2004	July 31, 2003	July 29, 2004	July 31, 2003
	Thousands
Gross Profit (Thousands)	$295,395	$288,039	$588,352	$573,146
Gross Profit %	25.7%	26.0%	25.5%	25.9%
LIFO Provision (Thousands)	$2,500	$1,000	$4,500	$3,000

Thirteen Weeks Ended July 29, 2004 versus Thirteen Weeks Ended July 31, 2003

Gross profit was 25.7% of sales in the second quarter of fiscal 2005, compared to 26.0% in the second quarter of fiscal 2004. Several factors contributed to the decline in our gross profit percentage:

•	We incurred higher distribution costs relative to our sales as a result of the implementation of a new distribution management system in our two front-end California distribution centers as part of our supply chain initiative, which we expect to complete in calendar 2006. We implemented this system in our Northern California distribution center in August 2003, and in our Southern California distribution center in May 2004. We have significantly increased our distribution centers’ throughput and are improving their service levels and on-time performance. We are currently making efforts to improve our distribution efficiencies and reduce our costs.

•	We increased our spending for advertising, a component of our cost of sales, in the second quarter of fiscal 2005 over the same quarter last year as the markets in which we operate remained highly competitive and promotional. We will continue to make decisions about advertising spending based on competitive and economic conditions.

•	Our LIFO provision, which is included in cost of sales, was $2.5 million in the second quarter of fiscal 2005, compared to $1.0 million in the second quarter of fiscal 2004. The increase of $1.5 million, which negatively affected our gross profit, was primarily due to higher net inflation compared to last year, when we experienced a deflationary environment in many of our front-end categories. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

•	In the second and third quarters of fiscal 2004, we reduced prices on more than 2,000 high-volume items in categories such as health and beauty care, over-the-counter medications and convenience grocery in order to better align our prices and improve our competitive position.

•	Our front-end sales mix shifted toward lower-margin products, including some of the reduced price items discussed above.

•	Third-party health plans, including government-sponsored plans, continue to reduce reimbursements for the prescription drugs provided to their members, resulting in pressure on pharmacy gross profits. Approximately 90% of our pharmacy sales are wholly or partially reimbursed by third-party health plans, which have lower gross profit percentages than non third-party sales. The recently adopted California state budget reduced Medi-Cal reimbursements to health care providers including pharmacies effective September 1, 2004. In addition, effective January 1, 2004, reimbursement rates for California workers’ compensation prescriptions were tied to Medi-Cal reimbursement rates. Combined, workers’ compensation and Medi-Cal prescriptions represent approximately 10% of our pharmacy sales.

•	Pharmacy sales have lower gross profit percentages than front-end sales, and as pharmacy sales continue to grow as a percent of total sales, our overall gross profit as a percent of sales will continue to be adversely impacted.

The increased usage of generic drugs, which have higher gross profit percentages than name-brand drugs, partially offset the decline in our gross profit percentage.

Twenty-Six Weeks Ended July 29, 2004 versus Twenty-Six Weeks Ended July 31, 2003

Gross profit was 25.5% of sales in the first half of fiscal 2005, compared to 25.9% in the same period of fiscal 2004. The decline in our gross profit percentage was due to increased distribution costs associated with the implementation of a new distribution management system in our two front-end California distribution centers; higher advertising spending in a highly competitive and promotional environment; an increase in our LIFO provision due to higher net inflation; price reductions in the second and third quarters of fiscal 2004; a shift in our front-end sales mix toward lower margin items; continued margin pressure on our pharmacy sales reimbursed by third-party health plans; and higher pharmacy sales as a percentage of total sales. The increased usage of generic drugs partially offset the decline in our gross profit percentage.

Operating and Administrative Expenses

Thirteen Weeks Ended July 29, 2004 versus Thirteen Weeks Ended July 31, 2003

Operating and administrative expenses were 22.0% of sales in the second quarter of fiscal 2005, compared to 22.7% in the second quarter of fiscal 2004. In fiscal 2004 we took a series of steps to improve our productivity and reduce our costs. These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, store labor savings through workflow and staffing changes, modifications to many of our incentive compensation arrangements and the closure of certain support facilities. These actions, combined with other ongoing cost reduction efforts, resulted in lower operating and administrative expenses as a percentage of sales beginning in the second half of fiscal 2004 and continuing through the first half of fiscal 2005. We expect this trend to moderate in the second half of fiscal 2005 as we reach the anniversary of many of these initial cost reduction efforts.

Last year’s second quarter operating and administrative expenses also included net charges of $1.7 million, or 0.2% of sales, for employee termination and other costs associated with a voluntary separation program for store managers, partially offset by gains on the disposition of certain properties.

Twenty-Six Weeks Ended July 29, 2004 versus Twenty-Six Weeks Ended July 31, 2003

Operating and administrative expenses were 21.9% of sales in the first half of fiscal 2005, compared to 22.7% in the same period of fiscal 2004. This reduction was primarily due to the steps we took in fiscal 2004, described above, to improve our productivity and reduce our costs, along with other ongoing cost reduction efforts. In addition, operating and administrative expenses in the first half of last year included net charges of $4.1 million, or 0.2% of sales, for employee termination and other costs associated with the reduction of our administrative workforce and the voluntary separation program for store managers, and costs associated with the closure of certain support facilities, partially offset by gains on the disposition of certain properties.

Depreciation and Amortization

Depreciation and amortization expenses were $22.3 million and $43.8 million in the second quarter and first half of fiscal 2005, compared to $21.9 million and $43.7 million in the same periods of fiscal 2004. We recorded accelerated depreciation of $2.6 million and $5.2 million in the second quarter and first half of fiscal 2004 arising from the abandonment of a pharmacy processing system. The offsetting increase in fiscal 2005 was due to higher depreciation expense resulting from capital expenditures for new store investments, remodels and improvements to existing stores, supply chain improvements and technology. We expect depreciation and amortization expenses will be between $85.0 million and $90.0 million for the fiscal year ending January 27, 2005.

Legal Settlements and Other Disputes

On June 7, 2004, we reached a preliminary agreement to settle two purported class action lawsuits relating to the calculation of earned overtime wages for certain of our former and current store managers and assistant store managers in California. The lawsuits alleged that we improperly classified such employees as exempt under California’s wage and hour laws. We denied all liability in these cases, but agreed to the settlement in order to resolve the plaintiffs’ claims while avoiding protracted litigation. Under the settlement, which has received preliminary court approval, we will make a cash payment of $11 million to cover claims by eligible plaintiffs, plaintiff attorneys’ fees and costs, payments to the named plaintiffs and costs of a third-party administrator. We recorded a charge of $11.6 million for the total cost of this settlement, including applicable employer payroll taxes, in the second quarter of fiscal 2005. We expect to make the related payments in the fourth quarter of fiscal 2005.

We also recorded a gain of $0.8 million from the favorable settlement of a separate, unrelated class action lawsuit, for which we had filed a claim as a member of the plaintiff class, which alleged unlawful price fixing and market allocation by certain vitamin manufacturers. We received the settlement payment in the second quarter of fiscal 2005. The combined net charge resulting from these two settlements was $10.8 million.

Provision for Store Closures and Asset Impairments

In the second quarter of fiscal 2004, we recorded a provision of $1.0 million for store closures related to the default of a sublease tenant in a closed store location. We also recorded a provision of $1.5 million for asset impairments related to the write-off of abandoned information technology assets.

Net Interest Expense

Net interest expense was $3.6 million and $7.2 million in the second quarter and first six months of fiscal 2005, compared to $3.6 million and $7.0 million in the same periods last year. The increase in the first half of fiscal 2005 over the same period last year was due to higher average borrowings. We expect net interest expense will be between $14.0 million and $15.0 million for the fiscal year ending January 27, 2005.

Income Taxes

Our effective income tax rate was 37.6% in the second quarter and first six months of fiscal 2005 and fiscal 2004. We expect that our effective income tax rate will be between 37% and 38% for the remainder of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, pay dividends and repurchase shares of our common stock.

As of July 29, 2004, borrowings of $55 million, with an interest rate of 4.5%, were outstanding on our unsecured $195 million revolving line of credit. On August 6, 2004, we replaced this line of credit with a secured $280 million revolving line of credit with a syndication of banks. The new agreement, which expires in August 2009, accrues interest at LIBOR-based rates and is secured with inventory, accounts receivable and certain intangible assets. The new agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid by the Company without penalty.

Additionally, as of July 29, 2004 we had $151.6 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 5.85% to 7.85%. As required by the note agreements, in August 2004 we secured our private placement notes on the same basis as the new secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $41.9 million as of July 29, 2004 constitute regularly scheduled principal payments, the majority of which are due in the fourth quarter of fiscal 2005.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could adversely affect our ability to manage our cash requirements, and could result in higher interest costs and potentially accelerated repayment requirements. As of July 29, 2004, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $72.3 million in the first half of fiscal 2005, compared to $98.1 million in the first half of fiscal 2004. The change in our operating cash flows was primarily due to changes in working capital (defined as current assets less current liabilities). Net changes in assets and liabilities positively affected our operating cash flows by $17.4 million in the first half of fiscal 2005, compared to $36.8 million in the first half of fiscal 2004.

Changes in pharmacy and other receivables accounted for an $11.2 million decrease in net operating cash inflows in the first half of fiscal 2005 compared to the same period last year. This change was primarily due to growth in our pharmacy business and the timing of payments from third-party health plans, particularly government-sponsored plans; vendors, for amounts associated with our contractual purchase arrangements; and customers in our PBM segment.

Changes in merchandise inventories accounted for a $12.0 million increase in net operating cash inflows in the first half of fiscal 2005 compared to the same period last year. Merchandise inventories decreased during the first half of both fiscal years as a result of normal seasonal fluctuations. However, the decrease was larger in the first half of fiscal 2005 compared to fiscal 2004, primarily due to higher inventory levels in our distribution centers as of the beginning of fiscal 2005 as a result of our efforts to remain in-stock during the system conversion in our Northern California distribution center, the strike against three major grocery chains in Southern California and the planned system conversion of our Southern California distribution center.

Changes in current liabilities accounted for a $22.7 million decrease in net operating cash inflows in the first half of fiscal 2005 compared to the same period last year. Current liabilities, excluding the current maturities of debt, decreased during the first half of fiscal 2005 primarily due to normal seasonal fluctuations in the timing of payments to our vendors and in the amounts and timing of income, sales and other tax payments.

Working capital was $214.4 million as of July 29, 2004 and $227.7 million as of July 31, 2003. As of July 29, 2004, current liabilities included $41.9 million for the current maturities of long-term debt, representing principal payments due in the next 12 months on our private placement notes. Excluding debt, our working capital on a per store basis increased to $545 thousand as of July 29, 2004 from $503 thousand as of July 31, 2003, primarily as a result of higher inventories and receivables, partially offset by increased current liabilities.

We are making efforts to reduce our working capital, excluding debt, on a per-store basis. Changes in per-store working capital serve as a measure of our working capital management, excluding the effects of changes in the number of stores. We exclude the current maturities of debt from our calculation of per-store working capital because we intend to repay all or a portion of the current maturities of our private placement notes using long-term borrowings on our revolving line of credit.

Investing Cash Flows

Net cash used in investing activities was $50.2 million in the first half of fiscal 2005, compared to $50.0 million in the same period last year. We opened one new store and remodeled 22 stores in the first half of fiscal 2005, and we opened eight new stores in the first half of last year. We plan to open approximately 5 to 10 new stores and to remodel approximately 40 existing stores in fiscal 2005. We expect net capital expenditures in fiscal 2005 to be between $105 million and $115 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements, including expenditures under the supply chain program discussed further below. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

In February 2002, our board of directors approved a program to upgrade our supply chain systems and processes. Over the term of this program (February 2002 through expected completion in calendar 2006), we expect to invest approximately $60 million in capital expenditures for supply chain improvements, largely related to systems changes. Since inception of the program, we have invested approximately $38 million in related capital expenditures.

Financing Cash Flows

Net cash used in financing activities was $17.3 million in the first half of fiscal 2005, compared to $22.8 million in the first half of fiscal 2004. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock and dividend payments.

Net borrowings under our unsecured revolving line of credit were $5.0 million in the first half of fiscal 2005, compared to $10.0 million in the same period last year. We used these borrowings, together with cash flows from operations, to finance capital expenditures, stock repurchases and dividend payments. We also repaid long-term borrowings of $4.9 million in the first half of fiscal 2005 and $2.2 million in the first half of fiscal 2004, consisting of regularly scheduled principal payments on our private placement notes.

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

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid dividends of $0.28 per share, or $10.4 million in the first half of fiscal 2005 and $10.5 million in the first half of fiscal 2004.

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

Changes in economic conditions could adversely affect consumer buying practices and reduce our sales and profitability.

Over the past year, the U.S. economic growth has improved and unemployment has declined. However, recently some key economic indicators have deteriorated, or have not improved as much as anticipated, leading to more uncertainty about continued economic growth. Further, the recovery in California, our primary market, has been slower, and the state’s unemployment rate remains above the national average. Significant federal and state budget deficits, record government borrowing and rising gasoline prices also have helped create an environment of economic uncertainty, particularly in California. Deterioration in economic conditions, particularly in California, could adversely affect our sales and profitability. For example, an increase in unemployment could cause consumers to lose their health insurance, which could in turn adversely affect our pharmacy sales, or a significant increase in prescription co-payments could cause consumers not to buy medications. Further, a decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end sales. For example, the significant increase in gasoline prices may cause consumers to reduce their spending on consumable products. Our profit margins are higher on our front-end sales than our pharmacy sales and therefore any decrease in our sales of front-end products would have a disproportionate negative impact on our profitability.

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

We are wholly or partially reimbursed by third-party health plans for more than 90% of all the prescription drugs that we sell. Pharmacy sales reimbursed by third parties have lower gross margins than non third-party pharmacy sales, and third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, government-sponsored health plans such as Medicare and Medicaid are making continuing efforts to reduce their costs, including prescription drug reimbursements. For example, the recently adopted California state budget reduced Medi-Cal reimbursements to health care providers including pharmacies effective September 1, 2004. If third-party health plans, including government-sponsored plans, continue to reduce their reimbursement levels, our sales and gross profits could be significantly adversely affected. In addition, the Medicare Prescription Drug Improvement and Modernization Act of 2003 included new prescription drug benefits and discounts for Medicare participants. If these changes result in lower reimbursement levels for Medicare participants, our sales and gross profits could be adversely affected.

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

Continued volatility in insurance related expenses and the markets for insurance coverage could have a material adverse effect on us.

The costs of many types of insurance, especially workers’ compensation, employee medical and others have continued to rise, while the amount and availability of coverage have decreased. Claims costs for workers’ compensation and other self-insured exposures have also increased. In fiscal 2004, for example, our insurance-related expenses increased $12.8 million over fiscal 2003. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions and terrorism. If our insurance-related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

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

Our industry is continuing to experience a shortage of licensed pharmacists in the markets in which we operate. Our inability to attract and retain pharmacists could adversely affect us. In order to mitigate this risk we have established centralized prescription fill centers, including one that we operate under a joint venture with AmerisourceBergen, and have also installed robotic prescription fill equipment in many of our pharmacies. The success of these efforts, which cannot be assured, is important to our ability to address the shortage of pharmacists, but additional efforts may be necessary to address this business issue. Other options may be costly, and could adversely affect our results of operations, financial condition and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major financing market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. A portion of our debt ($55 million at July 29, 2004) bears interest at variable rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (45 basis points on our floating-rate debt as of July 29, 2004) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

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

As of July 29, 2004, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the Company would be made known to them on a timely basis.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

On February 17, 2004 and March 23, 2004, two purported class action lawsuits entitled Darien Goddard, et al v. Longs Drug Stores Corporation, et al and David Robotnick v. Longs Drug Stores California, Inc. were filed in the Superior Court of California, Alameda County and the Superior Court of California, Los Angeles County, respectively. The lawsuits were filed by plaintiffs who are current or former store managers or assistant managers on behalf of themselves and other similarly situated California store managers and assistant store managers. The lawsuits alleged that we improperly classified such employees as exempt under California’s wage and hour and unfair business practice laws and sought damages, penalties, restitution, reclassification and attorneys’ fees and costs. After an initial exchange of information and investigation, the parties agreed to pursue alternative dispute resolution.

The cases were mediated before a neutral third party on June 7, 2004. As a result of the mediation, the parties agreed to a settlement agreement whereby we would pay $11 million to settle all claims and causes of action of the plaintiffs. On July 20, 2004, the court preliminarily approved the settlement agreement. A hearing for final approval of the agreement is scheduled for October 12, 2004. If the agreement receives final court approval, we expect settlement payments to be made in the fourth quarter of this fiscal year.

We also received $0.8 million from the settlement of a separate, unrelated class action lawsuit, for which we filed a claim in fiscal 2002 as a member of the plaintiff class. This lawsuit alleged unlawful price fixing and market allocation by certain vitamin manufacturers.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our annual meeting of stockholders, which was held on May 25, 2004 in Walnut Creek, California.

	For	Against
1. The election of directors:
R. M. Long	30,932,413	4,706,248
H. R. Somerset	33,079,523	2,559,139
D. L. Sorby	33,368,874	2,269,787

Other directors whose terms of office as directors continued after the annual meeting are:

W. F. Bryant	W. L. Chenevich	D. E. Knapp	A. G. Wagner
L. T. Barnes	M. H. Dashe	M. M. Metz

	For	Against	Abstained	Broker Non-Votes
2. Stockholder Proposal Regarding an Independent Chairman of the Board:	12,412,698	17,916,143	263,510	5,046,310

3. Ratification of Deloitte & Touche LLP as independent auditors for the fiscal year ending January 27, 2005:	32,950,305	2,398,512	289,844	—

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.
10.	Credit Agreement dated as of August 6, 2004, between Longs Drug Stores California, Inc. and the lenders thereunder.

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	REPORTS ON FORM 8-K

On May 7, 2004, we filed a Current Report on Form 8-K related to a press release regarding our April 2004 sales results.

On May 19, 2004, we filed a Current Report on Form 8-K related to a press release regarding our first quarter of fiscal 2005 financial results and second quarter and full year fiscal 2005 financial projections.

On June 4, 2004, we filed a Current Report on Form 8-K related to a press release regarding our May 2004 sales results.

On June 8, 2004, we filed a Current Report on Form 8-K related to a press release announcing a preliminary agreement to settle two purported class action lawsuits.

On July 9, 2004, we filed a Current Report on Form 8-K related to a press release regarding our June 2004 sales results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION
(Registrant)

Date: September 3, 2004	/s/ S. F. MCCANN
(S. F. McCann)
Senior Vice President, Chief Financial Officer and Treasurer

Date: September 3, 2004	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos)
Vice President—Controller and Assistant Secretary (Principal Accounting Officer)