Form 10-Q
period 2004-10-28
LONGS DRUG STORES CORP
filed 2004-12-03
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 2004

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

(925) 937-1170

Registrant’s telephone number, including area code:

N/A

(Former name, former address, and former fiscal year, if changed since last report)

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

There were 37,695,000 shares of common stock outstanding as of November 25, 2004.

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

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Changes in economic conditions generally or in the markets we serve;

•	Economic softness and unemployment;

•	Consumer preferences and spending patterns;

•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers and pharmacy benefit management companies;

•	The growth of mail order pharmacies, and changes in some third-party health plans requiring mail order fulfillment of certain medications;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs;

•	The efforts of third-party payers to reduce prescription drug costs;

•	The impact of rising gasoline prices on consumer spending and the economy in general;

•	The effects of war and terrorism on economic conditions and consumer spending patterns;

•	Continued good relationships with our employees;

•	Labor unrest in the same or competitive industries;

•	The impact of rising workers’ compensation, health and welfare and energy costs on our operations;

•	The success of planned advertising and merchandising strategies;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Consumer reaction to our remodeled stores;

•	Our relationships with our suppliers;

•	Our ability to obtain adequate insurance coverage;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•	The impact of pending or future litigation;

•	The impact of state and federal budget deficits on government healthcare spending and on economic conditions generally;

•	The impact of Medicare, Medi-Cal and similar government-sponsored health plans on our pharmacy sales and profitability;

•	The effectiveness of workers’ compensation reform efforts, especially in California;

•	Changes in state or federal legislation or regulations affecting our businesses;

•	Our ability to execute our previously announced initiatives;

•	Changes in internal business processes associated with supply chain and other initiatives;

•	Our ability to successfully implement new computer systems and technology, including a perpetual inventory system;

•	Disruption in our supply chain due to system conversions;

•	Our ability to improve our purchasing of front-end and pharmacy products;

•	Changes to accounting policies and practices; and

•	Other factors discussed in this quarterly report under “Risk Factors” and elsewhere or in any of our other SEC filings.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	October 28, 2004	October 30, 2003	October 28, 2004	October 30, 2003
	Thousands Except Per Share Amounts
Sales	$1,100,897	$1,087,293	$3,411,075	$3,299,886
Cost of sales	813,185	813,289	2,535,011	2,452,736

Gross profit	287,712	274,004	876,064	847,150
Operating and administrative expenses	254,487	241,984	760,903	744,106
Depreciation and amortization	20,748	20,066	64,518	63,753
Legal settlements and other disputes, net	—	—	10,773	—
Provision for store closures and asset impairments	—	—	—	2,543

Operating income	12,477	11,954	39,870	36,748
Interest expense	3,589	3,648	11,031	10,904
Interest income	(126)	(76)	(406)	(315)

Income before income taxes	9,014	8,382	29,245	26,159
Income taxes	2,785	3,152	10,391	9,836

Net income	$6,229	$5,230	$18,854	$16,323

Earnings per common share:
Basic	$0.17	$0.14	$0.51	$0.44
Diluted	0.17	0.14	0.50	0.44
Dividends per common share	$0.14	$0.14	$0.42	$0.42

Weighted average number of shares outstanding:
Basic	37,252	37,144	37,193	37,210
Diluted	37,577	37,413	37,457	37,411

See accompanying notes to condensed consolidated financial statements.

LONG DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	October 28, 2004	October 30, 2003	January 29, 2004
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$67,093	$55,088	$40,222
Pharmacy and other receivables, net	160,373	148,090	163,950
Merchandise inventories, net	476,979	478,209	477,122
Deferred income taxes	38,798	33,395	41,848
Prepaid expenses and other current assets	13,253	11,500	13,373

Total current assets	756,496	726,282	736,515

Property:
Land	108,074	104,761	106,326
Buildings and leasehold improvements	573,041	542,069	547,128
Equipment and fixtures	559,165	526,739	531,855

Total	1,240,280	1,173,569	1,185,309
Less accumulated depreciation	621,357	567,211	571,889

Property, net	618,923	606,358	613,420

Goodwill	82,085	82,085	82,085
Intangible assets, net	6,378	6,446	6,428
Other non-current assets	4,069	3,719	3,664

Total	$1,467,951	$1,424,890	$1,442,112

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$320,419	$333,958	$296,741
Employee compensation and benefits	115,970	94,314	109,386
Taxes payable	36,248	45,454	64,941
Current maturities of debt	41,870	63,923	91,870

Total current liabilities	514,507	537,649	562,938

Long-term debt	175,688	147,558	114,558
Deferred income taxes and other long-term liabilities	57,961	35,914	50,695
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,600,000 shares outstanding at October 28, 2004, 37,481,000 shares outstanding at October 30, 2003 and 37,544,000 shares outstanding at January 29, 2004	18,800	18,740	18,772
Additional capital	177,614	168,843	170,321
Unearned compensation	(1,846)	(2,972)	(2,525)
Retained earnings	525,227	519,158	527,353

Total stockholders’ equity	719,795	703,769	713,921

Total	$1,467,951	$1,424,890	$1,442,112

See accompanying notes to condensed consolidated financial statements.

LONG DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 39 weeks ended
	October 28, 2004	October 30, 2003
	Thousands
Operating Activities:
Net income	$18,854	$16,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,518	63,753
Provision for store closures and asset impairments	—	2,543
Deferred income taxes and other	9,143	(945)
Stock awards and options, net	566	416
Common stock contribution to benefit plan	6,554	6,298
Changes in assets and liabilities:
Pharmacy and other receivables	3,577	(12,480)
Merchandise inventories	143	(34,774)
Other assets	(285)	1,654
Current liabilities and other	1,662	54,976

Net cash provided by operating activities	104,732	97,764

Investing Activities:
Capital expenditures and acquisitions	(75,058)	(83,790)
Proceeds from property dispositions	6,167	8,999

Net cash used in investing activities	(68,891)	(74,791)

Financing Activities:
Proceeds from long-term borrowings	20,000	30,000
Repayments of long-term borrowings	(8,870)	(2,296)
Repurchase of common stock	(7,236)	(20,023)
Dividend payments	(15,671)	(15,761)
Proceeds from exercise of stock options	2,807	—

Net cash used in financing activities	(8,970)	(8,080)

Increase in cash and cash equivalents	26,871	14,893
Cash and cash equivalents at beginning of period	40,222	40,195

Cash and cash equivalents at end of period	$67,093	$55,088

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,667	$10,216
Cash paid for income taxes	21,613	15,820

See accompanying notes to condensed consolidated financial statements.

LONG DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 29, 2004 and the 39 weeks ended October 28, 2004

	Common Stock		Additional Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 30, 2003	38,501	$19,250	$169,853	$(4,562)	$531,929	$716,470
Net income					29,764	29,764
Dividends ($0.56 per share)					(21,008)	(21,008)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	415	208	7,268			7,476
Stock award forfeitures, net of grants	(36)	(18)	(937)	356		(599)
Amortization of restricted stock awards				1,681		1,681
Employee stock options exercised	26	13	527			540
Tax expense related to stock awards and stock options, net			(380)			(380)
Repurchase of common stock	(1,362)	(681)	(6,010)		(13,332)	(20,023)

Balance at January 29, 2004	37,544	18,772	170,321	(2,525)	527,353	713,921

Net income					18,854	18,854
Dividends ($0.42 per share)					(15,671)	(15,671)
Employee Savings and Profit Sharing Plan:
Issuance of stock for 401(k) matching contributions	300	150	6,404			6,554
Stock award grants, net of forfeitures	6	3	129	(281)		(149)
Amortization of restricted stock awards				960		960
Employee stock options exercised	133	66	2,741			2,807
Tax expense related to stock awards and stock options, net			(245)			(245)
Repurchase of common stock	(383)	(191)	(1,736)		(5,309)	(7,236)

Balance at October 28, 2004	37,600	$18,800	$177,614	$(1,846)	$525,227	$719,795

See accompanying notes to condensed consolidated financial statements.

LONG DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 29, 2004, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended October 28, 2004 and October 30, 2003 are unaudited. The condensed consolidated balance sheet as of January 29, 2004, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 29, 2004. The interim condensed consolidated financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2004.

2. Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock awards are valued at fair market value (defined as the closing price reported by the New York Stock Exchange) at the date of grant, and are recorded as compensation expense over the vesting period. No compensation expense is recognized for employee stock options because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options:

	For the 13 weeks ended		For the 39 weeks ended
	October 28, 2004	October 30, 2003	October 28, 2004	October 30, 2003
	Thousands, except per share
Net income, as reported	$6,229	$5,230	$18,854	$16,323
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	122	(57)	487	527
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(980)	(721)	(3,011)	(2,942)

Pro forma net income	$5,371	$4,452	$16,330	$13,908

Basic earnings per share:
As reported	$0.17	$0.14	$0.51	$0.44
Pro forma	$0.14	$0.12	$0.44	$0.37
Diluted earnings per share:
As reported	$0.17	$0.14	$0.50	$0.44
Pro forma	$0.14	$0.12	$0.44	$0.37

LONG DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

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

	13 weeks ended		39 weeks ended
	October 28, 2004	October 30, 2003	October 28, 2004	October 30, 2003
	Thousands
Basic weighted average number of shares outstanding	37,252	37,144	37,193	37,210
Effect of dilution from:
Restricted stock awards	142	176	146	165
Stock options	183	93	118	36

Diluted weighted average number of shares outstanding	37,577	37,413	37,457	37,411

The computations of diluted earnings per share excluded 0.5 million stock options for the 13-week period ended October 28, 2004, and 2.2 million stock options for the 39-week period ended October 28, 2004, and 2.9 million stock options for the 13-week period ended October 30, 2003, and 3.4 million stock options for the 39-week period ended October 30, 2003 because their exercise prices were greater than or equal to the average share price for the respective periods, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

4. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $177.8 million as of October 28, 2004, $174.7 million as of October 30, 2003 and $172.8 million as of January 29, 2004. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

5. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing. The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			Thousands
As of October 28, 2004:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,077	$(1,539)	$1,538
Non-compete agreements and other	2-5 years	106	(86)	20

Total		3,183	(1,625)	1,558
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,820	—	4,820

Total		$8,003	$(1,625)	$6,378

As of January 29, 2004:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,613	$(1,012)	$1,601
Non-compete agreements and other	2-5 years	106	(70)	36

Total		2,719	(1,082)	1,637
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,791	—	4,791

Total		$7,510	$(1,082)	$6,428

Amortization expense for intangible assets with finite useful lives was $168 thousand for the 13-week period ended October 28, 2004, and $667 thousand for the 39-week period ended October 28, 2004, and was $171 thousand for the 13-week period ended October 30, 2003, and $364 thousand for the 39-week period ended October 30, 2003. Estimated annual amortization expense on these intangibles for fiscal 2005 and each of the succeeding five fiscal years is as follows (in thousands):

Fiscal year ending:
2005	$731
2006	658
2007	485
2008	258
2009	93

Total	$2,225

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

6. Debt

Debt at October 28, 2004 and January 29, 2004 consisted of the following:

	October 28, 2004	January 29, 2004

	Thousands
Revolving line of credit, variable interest (weighted average rate of 3.03% as of October 28, 2004), expires August 2009	$70,000	$50,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	147,558	156,428

Total debt	217,558	206,428
Less current maturities	41,870	91,870

Long-term portion	$175,688	$114,558

On August 6, 2004, the Company replaced its $195 million unsecured revolving line of credit with a secured $280 million revolving line of credit with a syndication of banks. The new agreement, which expires in August 2009, accrues interest at LIBOR-based rates and is secured with inventory, accounts receivable and certain intangible assets. The new agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid by the Company without penalty. The Company pays a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit. As required by the private placement note agreements, in August 2004 the Company secured its private placement notes on the same basis as the new secured revolving line of credit.

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of October 28, 2004, the Company was in compliance with the restrictions and limitations included in these provisions.

7. Store Closure Reserves

The Company periodically reviews store operating results and projections and makes decisions to close stores in the normal course of business. The Company recognizes costs associated with store closures when the related liabilities are incurred. Such costs are included in the provision for store closures and asset impairments, a component of operating income.

The following is a summary of the Company’s store closure reserves, which are included in long-term liabilities:

	For the 39 weeks ended
	October 28, 2004	October 30, 2003

	Thousands
Reserve balance - beginning of period	$9,544	$7,827
Provision for store closures	—	1,000
Reserve accretion	59	—
Cash payments for lease related costs, net of sublease income	(2,158)	(1,274)

Reserve balance - end of period	$7,445	$7,553

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

8. Commitments and Contingencies

In February 2004, a purported class action lawsuit entitled Darien Goddard, et al v. Longs Drug Stores Corporation, et al was filed in the Superior Court of California, Alameda County. In March 2004, another purported class action lawsuit entitled David Robotnick v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, Los Angeles County. The lawsuits were filed by plaintiffs who are current or former store managers or assistant managers on behalf of themselves and other similarly situated California store managers and assistant store managers. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour and unfair business practice laws and sought damages, penalties, restitution, reclassification and attorneys’ fees and costs. After an initial exchange of information and investigation, the parties agreed to pursue alternative dispute resolution.

The cases were mediated before a neutral third party in June 2004. As a result of the mediation, the parties reached a settlement agreement whereby the Company would pay $11 million to settle all claims and causes of action of the plaintiffs. On October 12, 2004, the court approved the settlement agreement. The Company paid $3.0 million of these costs in the third quarter of fiscal 2005 and expects to pay the remainder of the settlement in the fourth quarter of fiscal 2005.

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

9. Stockholders’ Equity

In the first quarter of fiscal 2005, the Company repurchased 382,600 shares of its common stock at a total cost of $7.2 million under a share repurchase program authorized by the Board of Directors in March 2003. In the first quarter of fiscal 2004, the Company repurchased 509,100 shares at a total cost of $8.0 million under this authorization, in addition to 853,100 shares at a total cost of $12.0 million to complete a previously authorized share repurchase program. Under the March 2003 program, the Company is authorized to repurchase up to 1,108,200 additional shares of its common stock through January 2009, for a maximum additional expenditure of $34.8 million.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of October 28, 2004, the retail drug store segment operated 472 retail stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy; and one mail order pharmacy, acquired in April 2003, under the name American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management and claims administration.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

The following tables summarize significant financial information by segment:

	For the 13 weeks ended		For the 39 weeks ended
	October 28, 2004	October 30, 2003	October 28, 2004	October 30, 2003

	Thousands
Sales:
Retail Drug Stores	$1,092,825	$1,080,141	$3,386,708	$3,279,491
Pharmacy Benefit Management	8,072	7,152	24,367	20,395

Consolidated Totals	$1,100,897	$1,087,293	$3,411,075	$3,299,886

Operating Income:
Retail Drug Stores	$9,310	$8,688	$30,224	$27,817
Pharmacy Benefit Management	3,167	3,266	9,646	8,931

Consolidated Totals	$12,477	$11,954	$39,870	$36,748

	October 28, 2004	October 30, 2003	January 29, 2004

	Thousands
Total Assets:
Retail Drug Stores	$1,383,605	$1,366,228	$1,367,410
Pharmacy Benefit Management	85,543	60,218	76,222
Inter-segment Eliminations	(1,197)	(1,556)	(1,520)

Consolidated Totals	$1,467,951	$1,424,890	$1,442,112

Consolidated total sales include the following product and service types:

	For the 13 weeks ended		For the 39 weeks ended
	October 28, 2004	October 30, 2003	October 28, 2004	October 30, 2003

	Thousands
Pharmacy sales	$534,534	$516,616	$1,625,252	$1,546,097
Front-end sales	558,291	563,525	1,761,456	1,733,394
Pharmacy benefit management revenues	8,072	7,152	24,367	20,395

Consolidated total sales	$1,100,897	$1,087,293	$3,411,075	$3,299,886

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

RESULTS OF OPERATIONS

Sales

	For the 13 weeks ended		For the 39 weeks ended
	October 28, 2004	October 30, 2003	October 28, 2004	October 30, 2003

Sales (Thousands)	$1,100,897	$1,087,293	$3,411,075	$3,299,886
Sales Growth over Comparable Period in Previous Year	1.3%	2.1%	3.4%	1.3%
Same-Store Sales Growth (Decline)	0.4%	(0.7)%	1.8%	(1.1)%

Pharmacy Sales Growth	3.5%	7.6%	5.1%	5.5%
Same-Store Pharmacy Sales Growth	2.9%	3.9%	3.3%	2.8%
Pharmacy as a % of Total Retail Drug Store Sales	48.9%	47.8%	48.0%	47.1%
% of Pharmacy Sales Covered by Third Party Health Plans	92.0%	89.9%	91.9%	90.3%

Front-End Sales Growth (Decline)	(0.9)%	(2.5)%	1.6%	(2.3)%
Same-Store Front-End Sales Growth (Decline)	(1.9)%	(4.6)%	0.5%	(4.4)%
Front-End as a % of Total Retail Drug Store Sales	51.1%	52.2%	52.0%	52.9%

Thirteen Weeks Ended October 28, 2004 versus Thirteen Weeks Ended October 30, 2003

Sales increased 1.3% in the third quarter of fiscal 2005 over the same quarter of fiscal 2004, with same-store sales increasing 0.4%. Growth in the number of stores accounted for most of the total sales increase. Higher mail order sales and pharmacy benefit management (“PBM”) revenues also contributed to total sales growth.

A strike against three major grocery chains in Southern California that began on October 11, 2003 and ended in February 2004, resulted in increased sales in some of our Southern California stores during the third and fourth quarters of fiscal 2004. We estimated last year that the strike increased our third-quarter same-store sales by 0.8% to 1.0% and our fourth-quarter same-store sales by 2.0% to 2.5%.

Pharmacy sales increased 3.5% in the third quarter of fiscal 2005 over the same quarter last year, with same-store pharmacy sales increasing 2.9%. The increase in same-store pharmacy sales was primarily due to an increase in the average retail price per prescription over the same quarter last year, partially offset by a decline in same-store prescription volume. The increase in the average retail price per prescription was lower than in recent quarters, due in part to the increased utilization of lower-priced, high-volume generic drugs, which negatively impacted our same-store pharmacy sales by approximately 2.0% during the quarter ended October 28, 2004. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and usage of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

The decrease in our same-store prescription volume was partially due to declines in allergy and anti-ulcer prescriptions following the conversion of Claritin and Prilosec from prescription to over-the-counter status, and continued health concerns over women’s hormone replacement therapy drugs. While the conversion of prescription drugs to over-the-counter status has a negative impact on our prescription volumes, over the long-term we expect several favorable industry trends to positively impact our prescription volumes. These industry trends include an aging U.S. population consuming a greater number of prescription drugs, the growing usage of prescription drugs as preventive therapy by healthcare providers and the introduction of new drugs. Factors that could offset these favorable trends include increasing competition, including competition from the rapidly growing mail-order industry segment, and rising prescription drug costs, which could cause consumers to reduce their purchases of prescription drugs or third-party health plans to reduce their coverage of prescription drug costs for their members.

Pharmacy sales were 48.9% of total drug store sales in the third quarter of fiscal 2005, compared to 47.8% in the third quarter of fiscal 2004. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 92.0% of our pharmacy sales in the third quarter of fiscal 2005, compared to 89.9% in the third quarter of fiscal 2004. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans. The scheduled addition of a prescription drug benefit to Medicare in 2006 could further increase third-party sales as a percentage of total pharmacy sales.

Front-end sales decreased 0.9% in the third quarter of fiscal 2005 from the same quarter last year, with same-store front-end sales decreasing 1.9%. Most of the decline in total and same-store sales is due to the Southern California grocery strike that began on October 11, 2003, which favorably affected last year’s front-end sales. In addition, our ratio of advertised sales to everyday sales during the third quarter of fiscal 2005 decreased from the third quarter of last year.

The economic environment continues to be difficult in our markets. Over the past year, U.S. economic growth has improved and unemployment has declined. However, the recovery in California, our primary market, has been more gradual than that of the broader national economy, and the state’s unemployment rate remains above the national average. Significant federal and state budget deficits, record government borrowing and rising gasoline prices also have helped create an environment of economic uncertainty, particularly in California. In an effort to improve our front-end sales in this economic environment, we have undertaken several merchandising and marketing initiatives, including better aligning our prices and refocusing our merchandise assortments chain-wide toward our core categories such as health and beauty care, over-the-counter medications and convenience grocery. These efforts have had a positive impact on our front-end sales, particularly in our core categories. We will continue to make merchandising and marketing decisions based on consumer preferences and competitive and economic conditions.

Thirty-Nine Weeks Ended October 28, 2004 versus Thirty-Nine Weeks Ended October 30, 2003

Sales increased 3.4% in the first nine months of fiscal 2005 over the same period of fiscal 2004, with same-store sales increasing 1.8%. Growth in the number of stores accounted for most of the total sales increase. Higher mail order sales and PBM revenues also contributed to total sales growth.

Pharmacy sales increased 5.1% in the first nine months of fiscal 2005 over the same period last year, with same-store pharmacy sales increasing 3.3%. The increase in same-store pharmacy sales was primarily driven by an increase in the average retail price per prescription over the same quarter last year, partially offset by a decline in same-store prescription volume. The decrease in our same-store prescription volume was partially due to declines in allergy and anti-ulcer prescriptions following the conversion of Claritin and Prilosec from prescription to over-the-counter status, and continued health concerns over women’s hormone replacement therapy drugs.

Pharmacy sales were 48.0% of total drug store sales in the first nine months of fiscal 2005, compared to 47.1% in the same period of fiscal 2004. Third-party health plans covered 91.9% of our pharmacy sales in the first nine months of fiscal 2005, compared to 90.3% in the same period last year.

Front-end sales increased 1.6% in the first nine months of fiscal 2005 from the same period last year, with same-store front-end sales increasing 0.5%. Our front-end sales benefited from merchandising and marketing efforts, including price reductions, in our core categories, and a slightly improved economy. In addition, the war in Iraq adversely affected consumer spending in the first quarter of fiscal 2004, resulting in a negative impact on our front-end sales last year and a more favorable comparison in the first quarter of fiscal 2005.

Gross Profit

	For the 13 weeks ended		For the 39 weeks ended
	October 28, 2004	October 30, 2003	October 28, 2004	October 30, 2003
	Thousands
Gross Profit (Thousands)	$287,712	$274,004	$876,064	$847,150
Gross Profit%	26.1%	25.2%	25.7%	25.7%
LIFO Provision (Thousands)	$500	$250	$5,000	$3,250

Thirteen Weeks Ended October 28, 2004 versus Thirteen Weeks Ended October 30, 2003

Gross profit was 26.1% of sales in the third quarter of fiscal 2005, compared to 25.2% in the third quarter of fiscal 2004. The increase was primarily due to a more profitable sales mix, including a lower ratio of advertised sales to everyday sales; better buying practices resulting from our progress in centralizing procurement, advertising and promotional activities; better inventory management and the increased utilization of generic drugs, which generally have higher gross profit percentages than name-brand drugs. Continued reductions in prescription drug reimbursement rates from third-party health plans, including government-sponsored plans such as Medi-Cal, partially offset the increase in our gross profit percentage.

Our LIFO provision, which is included in cost of sales, was $0.5 million in the third quarter of fiscal 2005, compared to $0.25 million in the third quarter of fiscal 2004. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Thirty-Nine Weeks Ended October 28, 2004 versus Thirty-Nine Weeks Ended October 30, 2003

Gross profit was 25.7% of sales in the first nine months of both fiscal 2005 and fiscal 2004. Better buying practices resulting from our progress in centralizing procurement, advertising and promotional activities, better inventory management and the increased utilization of generic drugs had a favorable effect on our gross profit percentage. Higher distribution costs relative to our sales as a result of the implementation of a new distribution management system in our two front-end California distribution centers as part of our supply chain initiative; increased advertising spending, as the markets in which we operate remained highly competitive and promotional; and continued reductions in prescription drug reimbursement rates from third-party health plans had an unfavorable effect our gross profit percentage. In addition, pharmacy sales have lower gross profit percentages than front-end sales, and as pharmacy sales continued to grow as a percent of total sales, our overall gross profit as a percent of sales was adversely impacted.

Our LIFO provision, which is included in cost of sales, was $5.0 million in the first nine months of fiscal 2005, compared to $3.25 million in the same period of fiscal 2004. The increase of $1.75 million, which negatively affected our gross profit, was primarily due to higher net inflation compared to last year, when we experienced a deflationary environment in many of our front-end categories.

Operating and Administrative Expenses

Thirteen Weeks Ended October 28, 2004 versus Thirteen Weeks Ended October 30, 2003

Operating and administrative expenses were 23.1% of sales in the third quarter of fiscal 2005, compared with 22.3% in the third quarter of fiscal 2004. Approximately one third of this rate increase was due to expenses related to store remodels. We completed 18 remodels in the third quarter of fiscal 2005, compared with 4 in the third quarter of fiscal 2004. Approximately an additional one third of the rate increase was due to expenses related to our supply chain improvement efforts and development of our PBM segment and mail-order services to support potential future growth. We also incurred higher occupancy and utility costs and increased debit and credit card fees. The higher expense rate was also partially due to a lack of leverage on lower than expected sales.

Thirty-Nine Weeks Ended October 28, 2004 versus Thirty-Nine Weeks Ended October 30, 2003

Operating and administrative expenses were 22.3% of sales in the first nine months of fiscal 2005, compared to 22.5% in the same period of fiscal 2004. In fiscal 2004 we took a series of steps to improve our productivity and reduce our costs. These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, store labor savings through workflow and staffing changes, modifications to many of our incentive compensation arrangements and the closure of certain support facilities. These actions, combined with other ongoing cost reduction efforts, resulted in lower operating and administrative expenses as a percentage of sales beginning in the second half of fiscal 2004 and continuing through the first half of fiscal 2005. In addition, operating and administrative expenses in the first nine months of last year included net charges of $4.1 million, or 0.1% of sales, for employee termination and other costs associated with the reduction of our administrative workforce and the voluntary separation program for store managers, and costs associated with the closure of certain support facilities, partially offset by gains on the disposition of certain properties. Increased expenses related to our store remodels, supply chain improvement efforts and development of our PBM segment and mail order services, in addition to higher occupancy and utility costs and increased debit and credit card fees, partially offset the favorable effects of our cost reduction efforts.

Depreciation and Amortization

Depreciation and amortization expenses were $20.7 million in the third quarter of fiscal 2005 and $64.5 million in the first nine months of fiscal 2005, compared to $20.1 million and $63.8 million in the same periods of fiscal 2004. We recorded accelerated depreciation of $5.2 million in the first half of fiscal 2004 arising from the abandonment of a pharmacy processing system. The offsetting increase in fiscal 2005 was due to higher depreciation expense resulting from capital expenditures for new store investments, remodels and improvements to existing stores, supply chain improvements and technology.

Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels will vary based on the level and timing of our remodel activities.

Legal Settlements and Other Disputes

In June 2004, we reached an agreement to settle two purported class action lawsuits relating to the calculation of earned overtime wages for certain of our former and current store managers and assistant store managers in California. The lawsuits alleged that we improperly classified such employees as exempt under California’s wage and hour laws. We denied all liability in these cases, but agreed to the settlement in order to resolve the plaintiffs’ claims while avoiding protracted litigation. Under the settlement, which has received court approval, we agreed to make cash payments totalling $11 million to cover claims by eligible plaintiffs, plaintiff attorneys’ fees and costs, payments to the named plaintiffs and costs of a third-party administrator. We recorded a charge of $11.6 million for the total cost of this settlement, including applicable employer payroll taxes, in the second quarter of fiscal 2005. We paid $3.0 million of these costs in the third quarter of fiscal 2005 and we expect to pay the remainder of the settlement in the fourth quarter of fiscal 2005.

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

Net Interest Expense

Net interest expense was $3.5 million and $10.6 million in the third quarter and first nine months of fiscal 2005, compared to $3.6 million and $10.6 million in the same periods last year. The decrease in the third quarter was primarily due to increased interest capitalization on current construction and system projects, partially offset by higher average borrowings during the quarter.

Income Taxes

Our effective income tax rate was 30.9% and 35.5% in the third quarter and first nine months of fiscal 2005 compared to 37.6% in the same periods last year. The decrease in our effective tax rate was primarily due to a net tax benefit of $0.5 million resulting from the recognition of certain tax credits in the third quarter of fiscal 2005. We expect that our effective income tax rate for the fourth quarter of fiscal 2005 will be approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, pay dividends and repurchase shares of our common stock.

On August 6, 2004, we replaced our $195 million unsecured revolving line of credit with a secured $280 million revolving line of credit with a syndication of banks. As of October 28, 2004, borrowings of $70 million, with a weighted average interest rate of 3.03%, were outstanding on the new secured line of credit. The new agreement, which expires in August 2009, accrues interest at LIBOR-based rates and is secured with inventory, accounts receivable and certain intangible assets. The new agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid by the Company without penalty. We pay a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of October 28, 2004 we had $147.6 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 5.85% to 7.85%. As required by the note agreements, in August 2004 we secured our private placement notes on the same basis as the new secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $41.9 million as of October 28, 2004 constitute regularly scheduled principal payments, the majority of which are due in the fourth quarter of fiscal 2005.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could adversely affect our ability to manage our cash requirements, and could result in higher interest costs and potentially accelerated repayment requirements. As of October 28, 2004, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $104.7 million in the first nine months of fiscal 2005, compared to $97.8 million in the first nine months of fiscal 2004. The change in our operating cash flows was primarily due to increased net income and changes in working capital (defined as current assets less current liabilities) and deferred income taxes.

Changes in merchandise inventories accounted for a $34.9 million increase in net operating cash inflows in the first nine months of fiscal 2005 compared to the same period last year. This increase was primarily the result of lower inventory levels in our distribution centers at the end of the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 as a result of our efforts last year to remain in-stock during the system conversion in our Northern California distribution center and the strike against three major grocery chains in Southern California.

Changes in pharmacy and other receivables accounted for a $16.1 million increase in net operating cash inflows in the first nine months of fiscal 2005 compared to the same period last year. This change was primarily due to the timing of payments from vendors, for amounts associated with our contractual purchase arrangements; third-party health plans, particularly government-sponsored plans; customers in our PBM segment; and other receivables.

Changes in current liabilities, deferred taxes and other accounted for a $43.2 million decrease in net operating cash inflows in the first nine months of fiscal 2005 compared to the same period last year. Accounts payable and accrued expenses increased during the first nine months of both fiscal years as a result of normal seasonal holiday purchases and fluctuations in the timing of payments to our vendors. However, the increase was larger in the first nine months of fiscal 2004 compared to fiscal 2005, primarily due to higher distribution center inventory levels as a result of our efforts to remain in-stock during the system conversion in our Northern California distribution center and the strike against three major grocery chains in Southern California. These increases were offset by decreases in taxes payable, partially due to the reclassification of certain income tax amounts from taxes payable to deferred income taxes as a result of the acceleration of certain income tax deductions resulting from tax planning and optimization efforts.

Investing Cash Flows

Net cash used in investing activities was $68.9 million in the first nine months of fiscal 2005, compared to $74.8 million in the same period last year. We have completed our expansion and remodeling program for the year and have opened or relocated six stores and remodeled 40 stores in the first nine months of fiscal 2005. We opened 13 new stores and remodeled 4 stores in the first nine months of last year. We expect net capital expenditures in fiscal 2005 to be between $100 million and $110 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements, including expenditures under the supply chain program discussed further below. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

In February 2002, our board of directors approved a program to upgrade our supply chain systems and processes. Over the term of this program (February 2002 through expected completion in calendar 2006), we expect to invest approximately $60 million in capital expenditures for supply chain improvements, largely related to systems changes, and to incur a similar amount for program-related expenses of a non-capital nature. Since inception of the program, we have invested approximately $41 million in related capital expenditures.

Financing Cash Flows

Net cash used in financing activities was $9.0 million in the first nine months of fiscal 2005, compared to $8.1 million in the first nine months of fiscal 2004. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments and proceeds from the exercise of stock options.

Net borrowings under our revolving line of credit were $20.0 million in the first nine months of fiscal 2005, compared to $30.0 million in the same period last year. We used these borrowings, together with cash flows from operations, to finance capital expenditures, stock repurchases and dividend payments. We also repaid long-term borrowings of $8.9 million in the first nine months of fiscal 2005 and $2.3 million in the first nine months of fiscal 2004, consisting of regularly scheduled principal payments on our private placement notes.

In the first quarter of fiscal 2005, we repurchased 382,600 shares of our common stock at a total cost of $7.2 million under a share repurchase program authorized by our board of directors in March 2003. In the first quarter of fiscal 2004, we repurchased 509,100 shares at a total cost of $8.0 million under this authorization, in addition to 853,100 shares at a total cost of $12.0 million to complete a previously authorized share repurchase program. Under the March 2003 program, we are authorized to repurchase up to 1,108,300 additional shares of our common stock through January 2009, for a maximum additional expenditure of $34.8 million. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid dividends of $0.42 per share, or $15.7 million in the first nine months of fiscal 2005 and $15.8 million in the first nine months of fiscal 2004.

RISK FACTORS

You should carefully read the following risk factors.

Our ability to successfully implement significant organizational changes, including new supply chain systems and processes, is critical to the ongoing success of our business.

We are currently undertaking significant organizational changes, including store workflow and staffing changes, increased centralization, restructured incentive compensation arrangements and other initiatives. In addition, in February 2002 our board of directors approved a program to upgrade our supply chain, primarily through technology systems changes, in an effort to increase efficiency and enhance profitability. Such organizational and technology systems changes are complex and could cause disruptions that would adversely affect our sales, gross profit and operating and administrative expenses. For example, the implementation of new distribution management software in one of our front-end distribution centers caused some disruption in our supply chain, which adversely affected our front-end sales and gross profit during the second half of fiscal 2004. Our ability to successfully implement these organizational, systems and process changes, which are significant to our operations and business, is critical to our future profitability. We cannot assure you that we will be able to execute these changes successfully and without significant disruption to our business. If we are not successful, we may not achieve any of the expected benefits from these initiatives, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets. We may also determine that additional investment is required to bring our supply chain and related systems to their desired state; this could result in a significant additional investment of time and money and increased implementation risk.

Changes in economic conditions could adversely affect consumer buying practices and reduce our sales and profitability.

Over the past year, the U.S. economic growth has improved and unemployment has declined. However, the recovery in California, our primary market, has been slower, and the state’s unemployment rate remains above the national average. Significant federal and state budget deficits, record government borrowing and rising gasoline prices also have helped create an environment of economic uncertainty, particularly in California. Deterioration in economic conditions, particularly in California, could adversely affect our sales and profitability. For example, an increase in unemployment could cause consumers to lose their health insurance, which could in turn adversely affect our pharmacy sales, or a significant increase in prescription co-payments could cause consumers not to buy medications. Further, a decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end sales. For example, the significant increase in gasoline prices may cause consumers to reduce their spending on consumable products. Our profit margins are higher on our front-end sales than our pharmacy sales and therefore any decrease in our sales of front-end products would have a disproportionate negative impact on our profitability.

The retail drug store and pharmacy benefit management industries are highly competitive, and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers, many of whom are aggressively expanding in markets we serve. In addition, competition from mail order pharmacies is rapidly intensifying, and some third-party health plans require mail-order fulfillment of certain medications. In the PBM industry, our competitors include large national and regional PBMs, some of which are owned by our retail drug store competitors. Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reduce prices, purchase more effectively and increase customer service to remain competitive. For example, in fiscal 2004 we reduced prices on over 2,000 items in core categories in order to better align our prices and improve our competitive position. We cannot assure you that we will be able to continue to compete effectively in our markets or increase our sales volume or margins in response to further increased competition.

Changes in third-party reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

We are wholly or partially reimbursed by third-party health plans for more than 90% of all the prescription drugs that we sell. Pharmacy sales reimbursed by third parties have lower gross margins than non third-party pharmacy sales, and third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, government-sponsored health plans such as Medicare and Medicaid are making continuing efforts to reduce their costs, including prescription drug reimbursements. For example, the recently adopted California state budget reduced Medi-Cal reimbursements to health care providers including pharmacies effective September 1, 2004. If third-party health plans, including government-sponsored plans, continue to reduce their reimbursement levels, our sales and gross profits could be significantly adversely affected. In addition, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 included new prescription drug benefits and discounts for Medicare participants. If these changes result in lower reimbursement levels for Medicare participants, our sales and gross profits could be adversely affected.

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

The costs of many types of insurance, especially workers’ compensation, employee medical and others have continued to rise, while the amount and availability of coverage have decreased. Claims costs for workers’ compensation and other self-insured exposures have also increased. In fiscal 2004, for example, our insurance-related expenses increased $12.8 million over fiscal 2003. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. If our insurance-related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our major financing market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. A portion of our debt ($70 million at October 28, 2004) bears interest at variable rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (30 basis points on our floating-rate debt as of October 28, 2004) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

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

As of October 28, 2004, the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the Company would be made known to them on a timely basis.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.
10.1	Form of stock option agreement for non-employee directors in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan.

10.2	Form of stock option agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan.

10.3	Form of restricted stock award agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan.

10.4	Form of restricted stock award agreement in Longs Drug Stores Corporation Non-Executive Incentive Plan.

10.5	Form of stock option agreement in Longs Drug Stores Corporation Non-Executive Incentive Plan.

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	REPORTS ON FORM 8-K

On August 6, 2004, we filed a Current Report on Form 8-K related to a press release regarding our July 2004 sales results.

On August 11, 2004, we filed a Current Report on Form 8-K related to a press release regarding our new secured revolving credit facility.

On August 18, 2004, we filed a Current Report on Form 8-K related to a press release regarding our second quarter of fiscal 2005 financial results and third quarter and full year fiscal 2005 financial projections.

On September 3, 2004, we filed a Current Report on Form 8-K related to a press release regarding our August 2004 sales results.

On October 8, 2004, we filed a Current Report on Form 8-K related to a press release regarding our September 2004 sales results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: December 3, 2004	/s/ S. F. MCCANN
(S. F. McCann) Senior Vice President, Chief Financial Officer and Treasurer

Date: December 3, 2004	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos) Group Vice President—Controller and Assistant Secretary (Principal Accounting Officer)