Form 10-K
period 2005-01-27
LONGS DRUG STORES CORP
filed 2005-04-11
CIK 764762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2005

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as computed by the reported last sale price of the registrant’s common stock on the New York Stock Exchange at the close of business on July 29, 2004 was approximately $761,879,000.

There were 37,487,201 shares of common stock outstanding as of February 24, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

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

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Changes in economic conditions generally or in the markets we serve;
•	Economic softness and unemployment;
•	Consumer preferences and spending patterns;
•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers and pharmacy benefit management companies;
•	The growth of mail order pharmacies, and changes in some third-party health plans requiring mail order fulfillment of certain medications;
•	The frequency and rate of introduction of successful new prescription drugs;
•	The introduction of lower priced generic drugs;
•	The efforts of third-party payers to reduce prescription drug costs;
•	The impact of rising gasoline prices on consumer spending and the economy in general;
•	The effects of war and terrorism on economic conditions and consumer spending patterns;
•	Continued good relationships with our employees;
•	Labor unrest in the same or competitive industries;
•	The impact of rising workers’ compensation, health and welfare and energy costs on our operations;
•	The success of our advertising and merchandising strategies;
•	Our ability to integrate our pharmacy, mail-order and pharmacy benefit management capabilities;
•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;
•	Consumer reaction to our remodeled stores;
•	Our relationships with our suppliers;
•	Our ability to obtain adequate insurance coverage;
•	Our ability to hire and retain pharmacists and other store and management personnel;
•	The availability and cost of real estate for new stores;
•	The impact of pending or future litigation;
•	The impact of state and federal budget deficits on government healthcare spending and on economic conditions generally;
•	The impact of Medicare, Medi-Cal and similar government-sponsored health plans on our pharmacy sales and profitability;
•	The effectiveness of workers’ compensation reform efforts, especially in California;
•	Changes in state or federal legislation or regulations affecting our businesses;
•	Our ability to execute our previously announced initiatives;
•	Changes in internal business processes associated with supply chain and other initiatives;
•	Our ability to successfully implement new technology, including a perpetual inventory system;
•	Disruption in our supply chain due to system conversions;
•	Our ability to increase self-distribution, including locating or building a new front-end distribution center;
•	Our ability to improve our purchasing of front-end and pharmacy products;
•	Changes to accounting policies and practices or internal controls; and
•	Other factors discussed in this report under “Risk Factors” and elsewhere or in any of our other SEC filings.

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

PART I

Item 1. Business

Overview

Longs Drug Stores Corporation was founded in 1938 in Oakland, California by two brothers, Tom and Joe Long. Today, we operate in two business segments, retail drug stores and, through our RxAmerica subsidiary, pharmacy benefit management, or PBM. For financial information about these segments, see Note 11, “Segment Information” in the accompanying notes to our consolidated financial statements. We operate on a 52/53-week fiscal year ending on the last Thursday in January. Our 2005 fiscal year contained 52 weeks of operations and ended on January 27, 2005.

Through our retail drug store segment, we are one of the most recognized retail drug store chains on the West Coast of the United States and in Hawaii, with 472 stores in California, Colorado, Hawaii, Nevada, Washington and Oregon and one mail order pharmacy as of January 27, 2005. Our retail drug stores have a long history of serving the health and well-being needs of customers through customer-oriented pharmacy services and convenient product offerings that include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, food and beverage items and greeting cards.

Our PBM segment provides a range of services, including plan design and implementation, claims administration and formulary management to third-party health plans and other organizations.

Our corporate offices are located at 141 North Civic Drive, Walnut Creek, California 94596, telephone (925) 937-1170. Our common stock is listed on the New York Stock Exchange under the stock symbol “LDG.” General information, financial news releases and filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website at www.longs.com as soon as reasonably practicable after we file them with the Securities and Exchange Commission. We submitted our 2004 annual Section 12(a) CEO certification with the New York Stock Exchange (“NYSE”). The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Form 10-K for the year ended January 29, 2004 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Initiatives

We are currently undertaking a series of initiatives designed to help us respond to the changing needs of our customers while improving our productivity and profitability. These initiatives fall into the following five broad categories:

•	Supply Chain—Over the last three years, the upgrade of our supply chain systems and processes has included centralization of our merchandise procurement and replenishment, the implementation of a new distribution management system in our front-end California distribution centers and a new retail merchandise system in all of our stores, and increased self-distribution. Later upgrade efforts include the implementation of procurement and allocation systems that will be more integrated with our distribution management and retail merchandise systems, and the implementation of a system for ordering, receiving and inventory management in our stores. Our goal is to complete these supply chain upgrades in fiscal 2007. Once completed, we expect these changes to yield benefits in the form of lower cost of sales and expenses, improved merchandise replenishment, increased real-time visibility into our in-stock position, merchandise mix, product movement and gross profit. We are also in the early stages of identifying a location and designing a new distribution facility that will allow us to increase our self-distribution. Our goal is to double our self-distribution of front-end merchandise from current levels by fiscal 2008.

•	Front-end sales—We have developed new merchandise and marketing strategies that include enhanced and expanded assortments in our core categories focusing on health, wellness, beauty and convenience.

In addition, we have strengthened our everyday price competitiveness. We also have a remodeling program to upgrade and update existing stores with a format that emphasizes our merchandise strategies. These efforts have improved our competitive position in the markets we serve.

•	Pharmacy profitability—We face an environment of significant structural changes in the pharmacy industry, including declining third-party reimbursement levels, drug re-importation, and mandatory mail-order fulfillment of prescriptions by certain health plans. In this environment, we have centralized our pharmacy procurement, increased generic utilization and upgraded our pharmacy systems in an effort to lower our cost per prescription.

•	Customer service—In order to maintain and improve our reputation for excellent customer service, we have developed customer service standards and are measuring our performance on important service attributes.

•	Operational processes—We are developing new and more efficient operational processes to help us reduce expenses and increase our focus on superior customer service. We have established labor standards and improved workflow processes, and are in the process of installing time and attendance, labor scheduling and labor forecasting systems in our stores.

Products and Services

The following table summarizes our product and service types, as a percentage of our total consolidated sales:

	Fiscal Year
	2005	2004	2003
Pharmacy sales	47.1%	46.0%	44.2%
Front-end sales	52.2%	53.4%	55.3%
Pharmacy benefit management revenues	0.7%	0.6%	0.5%

Total consolidated sales	100.0%	100.0%	100.0%

Our retail drug stores sell prescription drugs and a wide assortment of nationally advertised brand name and private label general merchandise, which we refer to as “front-end” products. Our core front-end categories include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, convenience food and beverage items and greeting cards. In addition, we sell merchandise in non-core front-end categories such as housewares, automotive and sporting goods. To enhance customer service and build customer loyalty, we seek to consistently maintain in-stock positions in all of our merchandise categories. We will continue to develop our mix of front-end merchandise in our stores in response to the changing needs and preferences of our customers. In addition, we offer educational information to our customers about their health and well-being concerns through the Live Healthy section of our website, www.longs.com. We also offer a variety of health screening services in many of our stores, such as blood, glucose, osteoporosis, stroke and cholesterol testing.

Our RxAmerica subsidiary provides comprehensive PBM services nationwide including prescription benefit plan design and implementation, formulary management, claims administration and account management to third party health plans and other organizations. We have designed our PBM services to help lower prescription benefit costs for plan providers while improving healthcare access, service and treatment for covered members. We manage prescription benefit plans covering approximately 5.2 million lives with a network of pharmacies in all 50 states as well as Puerto Rico and the Virgin Islands.

Purchasing and Distribution

We are in the process of centralizing our merchandise procurement and replenishment. Several years ago, store managers had significant control over their product mix and purchased from numerous manufacturers and distributors under a decentralized organizational structure. As we upgrade our supply chain to achieve greater efficiencies and economies of scale, we have transitioned to a more centralized purchasing and replenishment structure for most of our merchandise. In addition, we have established more stringent parameters for merchandise purchased by store managers in order to preserve our ability to respond to the local preferences and needs of our customers while improving our profitability.

We distribute centrally procured merchandise to our stores through our distribution centers in California and Hawaii, while merchandise purchased by our store managers is delivered directly to our stores by our vendors. As we shift to a more centralized purchasing approach, we have substantially increased the volume of merchandise received, stored and delivered through our distribution centers. We are also in the early stages of identifying a location and designing a new distribution facility that will allow us to increase our self-distribution. Our goal is to double our self-distribution of front-end merchandise from current levels by fiscal 2008.

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

Technology

We are upgrading technology throughout our company in an effort to improve our efficiency, productivity and profitability.

All of our stores utilize pharmacy systems to facilitate filling prescriptions, analyze drug interactions and adjudicate third-party claims, which allows our pharmacists to fill prescriptions accurately and efficiently with reduced risk of adverse drug interaction. We route some of the prescriptions that we receive to our automated central prescription fill centers, which provide increased productivity and reduced prescription fill costs. We have also installed advanced pill-dispensing robotics in many of our high-volume pharmacies. The fill centers and robotic technology enable our pharmacists to spend more time with customers while maintaining high quality customer service standards.

Our stores also utilize computer-assisted ordering and replenishment systems for certain goods that track sales and merchandise on hand and plan orders as necessary, and point-of-sale systems that facilitate customer check-out and allow us to process a high volume of transactions efficiently. We also have digital photo technology systems in over 85% of our stores.

We are making extensive system changes as part of our efforts to upgrade our supply chain. We have implemented a new distribution management system in our front-end California distribution centers and a new retail merchandise system in all of our stores. We also have laid the groundwork for later stages of the project, which include the implementation of procurement and allocation systems that will be more integrated with our distribution management and retail merchandise systems, and the implementation of a system for ordering, receiving and inventory management in our stores.

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

Trademarks

We hold various trademarks, trade names (including, but not limited to, Longs, Longs Drugs, Longs Pharmacy, E-fills and RxAmerica) and business licenses that are essential to the operation of our business. These trademarks and licenses have varying terms and are generally renewable indefinitely.

Employees

As of January 27, 2005, we had approximately 22,000 full-time and part-time employees. We hire additional temporary employees as needed, especially during peak seasons. Virtually all of our employees are non-union, and we believe that our relationship with our employees is good.

Regulation

Our pharmacies and pharmacists are licensed by the appropriate state boards of pharmacy. Our distribution centers are also registered with the Federal Drug Enforcement Administration. Applicable licensing and registration requirements necessitate our compliance with various state statutes, rules and regulations.

In recent years, an increasing number of legislative proposals have been introduced and passed in Congress and in some state legislatures that could result in major changes in health care coverage, delivery and reimbursement, both nationally and at the state level. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 included new prescription drug benefits for Medicare participants.

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

As a publicly traded corporation, we are subject to numerous federal securities laws and regulations, including the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations promulgated by the SEC, and the Sarbanes-Oxley Act of 2002. These laws and regulations impose significant requirements in the areas of accounting and financial reporting, corporate governance and insider trading, among others.

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

We obtain approximately half of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, AmerisourceBergen Corporation, with whom we have a long-term supply contract that is scheduled to expire in fiscal 2007. Any significant disruptions in our relationship with AmerisourceBergen Corporation could have a material adverse effect on us.

Our stores, mail order pharmacy, distribution centers and corporate offices are located in the western United States, with the majority of our stores in California. Risks prevalent in this region include, but are not limited to, the adverse economic effects of significant state budget deficits, legislative or other governmental actions reducing prescription reimbursement payments to us or increasing our liability with respect to workers’ compensation, major earthquakes, periodic energy shortages and rising energy costs, and shipping and other transportation-related disruptions. Because of our geographic concentration, these risks could result in significant disruptions to our business or increased operating expenses.

Seasonality

Our business is seasonal, peaking in the fourth fiscal quarter when front-end sales benefit from the holiday season. Pharmacy sales and over-the-counter medications also benefit in the fourth fiscal quarter from the winter cold and flu season.

Item 2. Properties

Stores

	Fiscal Year
	2005	2004	2003
Number of stores, beginning of period	470	455	436
Stores opened	4	18	22
Stores closed	(2)	(3)	(3)

Number of stores, end of period	472	470	455

Store relocations	2	1	3

We also remodeled 40 stores during fiscal 2005 and 20 stores during fiscal 2004, and we plan to remodel up to 40 additional stores in fiscal 2006.

Our stores are located in the following states:

	January 27, 2005	January 29, 2004	January 30, 2003
California	397	394	380
Hawaii	31	31	32
Nevada	17	17	15
Washington	16	17	17
Colorado	9	9	9
Oregon	2	2	2

Total	472	470	455

Our stores vary in size, with the majority ranging from 15,000 to 30,000 square feet. Our stores average approximately 23,000 square feet in size, of which approximately 16,000 square feet is devoted to selling space. The average size of the stores we opened in fiscal 2005 is approximately 18,000 square feet. We lease 58% of our stores from third parties. Of the remaining stores, 31% are company-owned buildings on company-owned land, and 11% are company-owned buildings on leased land.

Distribution Centers

We operate the following distribution centers:

Location	Leased/ Owned	Square Feet
Lathrop, California (front-end merchandise)	Owned	427,000
Ontario, California (front-end merchandise)	Owned	353,000
Ontario, California (pharmaceutical inventories)	Leased	36,000
Honolulu, Hawaii (front-end merchandise)	Owned	48,000

We also lease supplemental warehouse space as needed, especially during our high-volume seasonal periods.

Other Properties

We have two principal company-owned corporate office facilities in California, with a total of 142,000 square feet, and we lease an additional 61,000 square feet of office space, also in California. We also lease 38,000 square feet of office space for our PBM segment in Salt Lake City, Utah. Our remaining properties are not material, either individually or in the aggregate.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The New York Stock Exchange is the principal market for our common stock, which is traded under the symbol “LDG.” Our transfer agent is Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, MN 55164-0854. There were approximately 2,617 stockholders of record as of February 24, 2005.

Quarterly high and low closing stock prices, based on the New York Stock Exchange composite transactions, are shown below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
	Low	High	Low	High	Low	High	Low	High	Low	High
Fiscal 2005	$17.75	$22.40	$19.44	$23.95	$20.91	$26.10	$24.70	$27.80	$17.75	$27.80
Fiscal 2004	$13.44	$21.98	$14.24	$19.53	$18.05	$23.52	$21.89	$25.10	$13.44	$25.10

Quarterly dividends per share are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2005	$0.14	$0.14	$0.14	$0.14	$0.56
Fiscal 2004	$0.14	$0.14	$0.14	$0.14	$0.56

In March 2003, our board of directors authorized the repurchase of up to 2,000,000 shares of our common stock through January 2009, for a maximum total purchase price of $50 million. Through the end of fiscal 2005, we repurchased 1,245,360 shares under this authorization at a total cost of $24.9 million.

The following is a summary of our common stock repurchases during the fourth quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 October 29, 2004 - November 25, 2004	—	$—	—	1,108,300

Month #2 November 26, 2004 -December 30, 2004	—	$—	—	1,108,300

Month #3 December 31, 2004 - January 27, 2005	353,660	$27.16	353,660	754,640

Total	353,660	$27.16	353,660	754,640

(1)	All of the shares repurchased during the quarter ended January 27, 2005 were under the March 2003 authorization by the board of directors.

Item 6. Selected Financial Data

	Fiscal Year(1)
	2005 (52 weeks)	2004 (52 weeks)	2003 (52 weeks)	2002(2) (53 weeks)	2001 (52 weeks)
	(Dollars in thousands except per share data)
Financial Statistics
Sales	$4,607,873	$4,526,524	$4,426,273	$4,304,734	$4,027,132
Gross profit	1,186,485	1,144,421	1,136,847	1,079,252	1,025,261
Operating and administrative expenses	1,018,560	1,000,994	990,209	912,600	843,844
Depreciation and amortization	85,259	83,595	77,736	78,193	69,283
Provision (benefit) for store closures and asset impairments, net	1,401	7,438	10,754	(1,682)	28,404
Legal settlements and other disputes, net	10,773	(7,007)	469	860	(6,831)

Operating income	70,492	59,401	57,679	89,281	90,561
Interest expense, net	13,354	13,379	13,035	14,016	16,277
Income taxes	20,578	16,258	13,317	28,097	29,400
Income before cumulative effect of accounting change(3)	36,560	29,764	31,327	47,168	44,884
Net income	36,560	29,764	6,702	47,168	44,884
Basic earnings per common share:
Income before cumulative effect of accounting change	0.98	0.80	0.83	1.26	1.19
Net income	0.98	0.80	0.18	1.26	1.19
Diluted earnings per common share:
Income before cumulative effect of accounting change	0.97	0.79	0.82	1.25	1.19
Net income	0.97	0.79	0.18	1.25	1.19
Dividends per common share	0.56	0.56	0.56	0.56	0.56
Total assets	1,411,163	1,442,112	1,352,071	1,411,591	1,353,667
Working capital(4)	235,539	173,577	242,563	236,660	159,447
Long-term debt	145,688	114,558	181,429	198,774	198,060
Deferred income taxes and other long-term liabilities	73,298	50,695	34,074	43,490	23,118
Equity	727,137	713,921	716,470	721,573	683,795
Capital expenditures and acquisitions	91,179	113,999	93,944	117,126	134,093

Operating Statistics
Number of stores at year end	472	470	455	436	430
Average sales per unit(5)	$9,693	$9,662	$9,920	$10,021	$9,565
Same-store sales growth (decline)(6) (52-week basis)	0.6%	(0.2)%	2.8%	4.0%	3.3%
Selling square footage at year end (thousands)	7,694	7,657	7,476	7,217	7,170
Average sales per selling square foot (52-week basis)	$590	$594	$601	$594	$568
Number of employees at year end	22,000	22,900	22,200	22,200	22,100

(1)	We operate on a 52/53-week fiscal year ending on the last Thursday in January.

(2)

We acquired full ownership of RxAmerica, our PBM segment, in the third quarter of fiscal 2002. Prior to the acquisition, RxAmerica was a joint venture between Longs and Albertson’s, and its results of operations, which were reported using the equity method of accounting, were not material to us. See “Segment

Information” in the accompanying notes to our consolidated financial statements for a summary of RxAmerica’s impact on our sales, operating income and total assets for the fiscal years ended January 27, 2005, January 29, 2004 and January 30, 2003.

(3)	Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in fiscal 2003, we recognized a transitional goodwill impairment charge of $41.0 million ($24.6 million or $0.64 per diluted share after tax), as the cumulative effect of a change in accounting principle. Also as required by SFAS No. 142, in fiscal 2003 we discontinued the amortization of goodwill and certain other intangible assets deemed to have indefinite lives. In both fiscal 2002 and fiscal 2001, amortization expense for these assets, net of the related income tax effects, was $4.1 million, or $0.11 per diluted share.

(4)	Working capital is defined as current assets less current liabilities. Current liabilities as of the end of fiscal 2004 included $91.9 million for the current maturities of debt, which included $50 million borrowed under a revolving line of credit that we replaced in fiscal 2005 and $41.9 million of private placement note principal payments due in fiscal 2005. The inclusion of these amounts had the effect of reducing working capital as of the end of fiscal 2004.

(5)	Units include our retail drug stores and mail order facility (acquired in April 2003).

(6)	Same-store sales statistics serve as a measure of our sales growth excluding the effect of opening new stores or closing stores. We compute same-store sales growth on a monthly basis, by comparing sales in the current fiscal month with those of the same fiscal month of the previous fiscal year for those stores that have been open for at least 13 complete consecutive fiscal months. This computation has the effect of measuring sales increases or decreases each month only for those stores that were open during all of the same month of the previous fiscal year. We compute quarterly and annual same-store sales growth by accumulating the monthly same-store sales results for those quarterly and annual periods.

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

OVERVIEW

We continued to face an environment of economic sluggishness and increasing competition during fiscal 2005. U.S. economic growth has improved and unemployment has declined. However, the recovery in California, our primary market, has been more gradual than that of the broader national economy, and the state’s unemployment rate remains above the national average. Significant federal and state budget deficits, record government borrowing and rising gasoline prices also have helped create an environment of economic uncertainty, particularly in California. Additionally, the competitive landscape is changing in many of the markets in which we do business. Other large retail drug store chains and mass merchandisers are expanding in our markets, and we are facing increased competition from non-traditional channels such as the Internet and mail-order pharmacies.

In this environment, we have undertaken significant organizational and operational changes. These changes affect our store operations, merchandising and marketing strategies, information technology systems, compensation arrangements, and senior management organizational structure and responsibilities. In a difficult and uncertain economy, and a highly competitive market, we believe these changes are necessary to become a stronger competitor and build a foundation for more profitable long-term growth. Our changes fall into the following five broad initiative categories:

•	Supply chain

•	Front-end sales

•	Pharmacy profitability

•	Customer service

•	Operational processes

During the course of fiscal 2005, we made progress on activities to support these five broad strategic initiatives:

•	We shifted our front-end merchandise mix toward our core categories of health, wellness, beauty and convenience. We believe this shift strengthens our competitive offering and improves our control over the profitability of our sales. We will continue to make adjustments to our front-end merchandise assortments in an effort to further improve our competitive position and profitability.

•	We remodeled 40 additional stores during fiscal 2005, bringing the total number of stores with our new look to 72, or approximately 15% of our chain. While we are continuing to evaluate the results of our remodel efforts, we have observed improvements in sales, gross profit and operating expenses for our remodeled stores as a group. We plan to remodel up to an additional 40 stores in fiscal 2006, and by the end of fiscal 2008 we anticipate that approximately 50% of our stores (including remodels and new stores) will reflect our new look.

•	As part of our customer service enhancement initiatives, we improved our in-stock position and store standards, and initiated a program to quantify and measure service on seven key attributes on a weekly basis.

•	We implemented work process improvements at our stores that resulted in improved management of inventory and operating expenses. We will continue to pursue further cost reductions in an effort to better leverage our operating and administrative expenses.

•	We made significant improvements in technology in our supply chain and our stores. As part of our supply chain upgrade, we have installed a distribution management system in our two front-end California distribution centers and a retail merchandise system in all of our stores. In fiscal 2006, we plan to begin implementing procurement and allocation systems that will be more integrated with our distribution management and retail merchandise systems, after which we will begin further upgrade efforts, including a store system for ordering, receiving and inventory management. Our goal is to complete these supply chain upgrades in fiscal 2007. In our stores, we have begun installing anti-theft electronic article surveillance technology, enhanced check stand merchandise scanners, a new time and attendance system and new point-of-sale payment system capabilities, and we expect to complete these installations in fiscal 2006. We also plan to install labor scheduling and labor forecasting systems during fiscal 2006.

•	We took several steps to improve our pharmacy profitability, including better buying, increased generic utilization and work flow efficiencies. We believe that our pharmacy benefit management segment and mail-order business will be important to our pharmacy profitability in the future.

•	We increased the capabilities of RxAmerica, our pharmacy benefit management subsidiary, to pursue continued growth in this segment.

•	We are taking a series of steps to improve the cash flow performance of underperforming stores. The sales, gross profit, operating margin and cash flow for these stores as a group improved in fiscal 2005 compared to fiscal 2004. We are continuing to monitor the performance of these stores.

•	We strengthened the safety culture at Longs, resulting in a further reduction in the number of work-related accidents. Our workers’ compensation claims decreased 22% in fiscal 2005 from the previous year, and 36% over two years. We intend to continue to improve our safety culture in an effort to preserve the health and welfare of our employees and reduce our workers’ compensation costs.

We expect continued economic sluggishness and intense competitive activity in our markets in fiscal 2006. We plan to continue to make significant changes to our operations in an effort to further strengthen our competitive position while improving our profitability and long-term growth prospects.

RESULTS OF OPERATIONS

Sales

	Fiscal Year
	2005	2004	2003
Sales (Thousands)	$4,607,873	$4,526,524	$4,426,273
Sales Growth over Previous Year	1.8%	2.3%	2.8%
Same-Store Sales Growth (Decline) (52-week basis)	0.6%	(0.2)%	2.8%
Impact of 53rd Week on Sales Growth	—	—	(1.8)%

Pharmacy Sales Growth	4.1%	6.4%	4.6%
Same-Store Pharmacy Sales Growth (52-week basis)	2.7%	3.5%	5.8%
Pharmacy as a % of Total Retail Drug Store Sales	47.4%	46.3%	44.4%
% of Pharmacy Sales Covered by Third Party Health Plans	91.9%	91.2%	90.7%

Front-End Sales Growth (Decline)	0.4%	(1.2)%	0.8%
Same-Store Front-End Sales Growth (Decline) (52-week basis)	(1.3)%	(3.2)%	0.5%
Front-End as a % of Total Retail Drug Store Sales	52.6%	53.7%	55.6%

Fiscal 2005 versus Fiscal 2004

Sales increased 1.8% in fiscal 2005 over fiscal 2004, with same-store sales increasing 0.6%. Growth in the number of stores accounted for most of the total sales increase. Higher mail order sales and PBM revenues also contributed to total sales growth.

A strike against three major grocery chains in Southern California that began in October 2003 and ended in February 2004 resulted in increased sales in some of our Southern California stores, primarily in the fourth quarter of fiscal 2004. We estimate that the strike favorably impacted our fiscal 2004 same-store sales by 0.8 to 1.0 percentage points.

Pharmacy sales increased 4.1% in fiscal 2005 over fiscal 2004, with same-store pharmacy sales increasing 2.7%. The increase in same-store pharmacy sales was primarily due to an increase in the average retail price per prescription over fiscal 2004, partially offset by a decline in same-store prescription volume. The increase in the average retail price per prescription was lower than in recent years, due in part to the increased utilization of lower-priced, high-volume generic drugs. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and usage of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

The decrease in our same-store prescription volume was partially due to declines in allergy and anti-ulcer prescriptions following the conversion of Claritin and Prilosec from prescription to over-the-counter status, continued health concerns over women’s hormone replacement therapy drugs, and a mild cold and flu season on the West Coast. While the conversion of prescription drugs to over-the-counter status has a negative impact on our prescription volumes, over the long term we expect several favorable industry trends to positively impact our prescription volumes. These industry trends include an aging U.S. population consuming a greater number of prescription drugs, the growing usage of prescription drugs as preventive therapy by healthcare providers and the introduction of new drugs. Factors that could offset these favorable trends include increasing competition, including competition from the rapidly growing mail-order channel, and rising prescription drug costs, which could cause consumers to reduce their purchases of prescription drugs or third-party health plans to reduce their coverage of prescription drug costs for their members.

Pharmacy sales were 47.4% of total drug store sales in fiscal 2005, compared to 46.3% in fiscal 2004. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 91.9% of our pharmacy sales in fiscal 2005, compared to 91.2% in fiscal 2004. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans. The scheduled addition of a prescription drug benefit to Medicare in 2006 could further increase third-party sales as a percentage of total pharmacy sales.

Front-end sales increased 0.4% in fiscal 2005 from fiscal 2004, with same-store front-end sales decreasing 1.3%. The decline in same-store front-end sales was partially due to the Southern California grocery strike, which favorably affected last year’s front-end sales. In addition, as part of our efforts to improve our merchandise offering, we have shifted our front-end merchandise mix toward our core categories of health, wellness, beauty and convenience, resulting in lower sales in non-core categories. We will continue to make adjustments to our front-end merchandise assortments in an effort to further improve our competitive position and profitability. A continued industry-wide decline in photo processing sales due to consumers’ continued migration to digital photography technology also adversely affected same-store front-end sales in fiscal 2005. We expect this trend to continue.

The economic environment continues to be difficult in our markets. Over the past year, U.S. economic growth has improved and unemployment has declined. However, the recovery in California, our primary market, has been more gradual than that of the broader national economy, and the state’s unemployment rate remains above the national average. Significant federal and state budget deficits, record government borrowing and rising gasoline prices also have helped create an environment of economic uncertainty, particularly in California. We anticipate that the economy in California will continue to be difficult in fiscal 2006.

Fiscal 2004 versus Fiscal 2003

Sales increased 2.3% in fiscal 2004 over fiscal 2003. Growth in the number of stores accounted for a 2.4% increase in total sales, offset by a decrease in same-store sales of 0.2%. Mail order sales and higher PBM revenues also contributed to total sales growth. We estimate that the Southern California grocery strike favorably impacted our fiscal 2004 same-store sales by 0.8 to 1.0 percentage points.

Pharmacy sales increased 6.4% in fiscal 2004 over fiscal 2003, with same-store pharmacy sales increasing 3.5%. The increase in same-store pharmacy sales was primarily driven by an increase in the average retail price per prescription over fiscal 2003, partially offset by a decline in same-store prescription volume. The decrease in our same-store prescription volume in fiscal 2004 was partially due to the conversion of the allergy drug Claritin from prescription to over-the-counter status in December 2002, health concerns over women’s hormone replacement therapy drugs and sluggish economic growth.

Pharmacy sales were 46.3% of total retail drug store sales in fiscal 2004, compared to 44.4% in fiscal 2003. Third-party health plans covered 91.2% of our pharmacy sales in fiscal 2004, compared to 90.7% in fiscal 2003.

Front-end sales decreased 1.2% in fiscal 2004, with same-store front-end sales decreasing 3.2%. The decline in front-end sales in fiscal 2004 was primarily due to economic weakness and high unemployment, particularly in California; a decline in sales in our photo category, primarily due to consumers’ continued migration to digital photography technology; supply chain disruptions due to the implementation of a new distribution management system in our Northern California distribution center; and the war in Iraq, which adversely affected consumer spending in our first fiscal quarter. Increased sales in some of our Southern California stores resulting from the grocery strike partially offset these factors.

Gross Profit

	Fiscal Year
	2005	2004	2003
Gross Profit (Thousands)	$1,186,485	$1,144,421	$1,136,847
Gross Profit %	25.7%	25.3%	25.7%
LIFO Provision (Thousands)	$5,500	$1,400	$6,150

Fiscal 2005 versus Fiscal 2004

Gross profit was 25.7% of sales in fiscal 2005, compared to 25.3% in fiscal 2004. The increase was primarily due to a more profitable sales mix, improved inventory management and the increased utilization of generic drugs, which generally have higher gross profit percentages than name-brand drugs. Better buying practices resulting from our progress in centralizing procurement, advertising and promotional activities also contributed to our improved gross profit percentage.

Continued reductions in prescription drug reimbursement rates from third-party health plans, including government-sponsored plans such as Medi-Cal, partially offset the increase in our gross profit percentage. In addition, pharmacy sales have lower gross profit percentages than front-end sales, and as pharmacy sales continued to grow as a percent of total sales, our overall gross profit as a percent of sales was adversely impacted. Gross profit in fiscal 2004 also included a benefit of $3.6 million related to the resolution of a pricing dispute with a vendor.

Our LIFO provision, which is included in cost of sales, was $5.5 million in fiscal 2005, compared to $1.4 million in fiscal 2004. The increase of $4.1 million, which negatively affected our gross profit, was primarily due to higher net inflation compared to last year, when we experienced a deflationary environment in many of our front-end categories. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix.

We will continue to make adjustments to our front-end merchandise assortments in an effort to further improve the profitability of our sales mix. Further, our supply chain initiative includes continuing efforts to improve our buying practices and inventory management and reduce our distribution costs. We also expect that the utilization of generic drugs will continue to increase. We expect that continuing reductions in third-party reimbursement levels and increasing pharmacy sales as a percent of total sales will at least partially offset these favorable effects on our gross profit percentage.

In addition to the acquisition cost of inventory sold (net of merchandise rebates and allowances), we include in-bound freight, receiving, warehousing, purchasing and distribution costs, and advertising expenses (net of advertising rebates and allowances) in our cost of sales. We classify store occupancy costs as a component of operating and administrative expenses. Our gross profit percentages may not be comparable to those of some other retailers who include distribution and advertising costs in their operating expenses, or store occupancy costs in their cost of sales.

Fiscal 2004 versus Fiscal 2003

Gross profit was 25.3% of sales in fiscal 2004, compared to 25.7% in fiscal 2003. The decrease was primarily due to increased markdowns to reduce merchandise inventories in our non-core categories and higher distribution and merchandise costs as a result of the implementation of a new distribution management system in our Northern California distribution center and higher than anticipated volume in our Southern California distribution center due to the grocery strike.

Continued reductions in prescription drug reimbursement rates from third-party health plans, including government-sponsored plans such as Medi-Cal, increased pharmacy sales as a percent of total sales, increased promotional sales as a percent of total front-end sales, and price reductions on more than 2,000 high-volume items in our core categories also contributed to the decline in our gross profit percentage in fiscal 2004.

More disciplined purchasing and economies of scale resulting from our progress in centralizing procurement, advertising and promotional activities as part of our initiative to upgrade our supply chain practices partially offset the decline in our gross profit. Gross profit in fiscal 2004 also included a benefit of $3.6 million related to the resolution of a pricing dispute with a vendor.

In addition, our LIFO provision was $1.4 million in fiscal 2004, compared to $6.2 million in fiscal 2003. The decrease in the LIFO provision, which had a positive impact on our gross profit as a percentage of sales, was primarily due to lower overall net inflation on our front-end merchandise costs during the year.

Operating and Administrative Expenses

	Fiscal Year
	2005	2004	2003
Operating and Administrative Expenses (Thousands)	$1,018,560	$1,000,994	$990,209
Operating and Administrative Expenses as a Percent of Sales	22.1%	22.1%	22.4%

Fiscal 2005 versus Fiscal 2004

Operating and administrative expenses were 22.1% of sales in fiscal 2005 and in fiscal 2004. In fiscal 2004 we took a series of steps to improve our productivity and reduce our costs. These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, store labor savings through workflow and staffing changes, modifications to many of our incentive compensation arrangements and the closure of certain support facilities. These actions, combined with other ongoing cost reduction efforts, resulted in lower operating and administrative expenses as a percent of sales beginning in the second half of fiscal 2004 and continuing through the first half of fiscal 2005. Our operating and administrative expense rate began to increase in the second half of fiscal 2005, primarily due to a lack of leverage on labor and related benefit costs, which increased primarily due to normal annual wage adjustments, against lower than expected sales. Expenses related to our supply chain improvement efforts and development of our PBM segment and mail-order services to support potential future growth also increased our operating and administrative expense rate.

Workers’ compensation and other insurance-related expenses decreased $9.2 million, or 0.2% of sales, in fiscal 2005 compared to fiscal 2004. We are self-insured for a substantial portion of our workers’ compensation and general liability costs. Our insurance-related expenses during fiscal 2005 included a $4.7 million net decrease in our self-insurance reserves, versus a $5.5 million net increase in those reserves in fiscal 2004, based on third-party actuarial valuations of our self-insured programs and reserves. The decrease in our insurance-related expenses, including the actuarial reserve adjustments, partially reflected a decline in workers’ compensation claims and lower costs per claim.

Insurance costs across industries have fluctuated significantly over the last several years as a result of rising health care costs, legislative and regulatory changes, economic conditions and terrorism. Last year the California State Legislature adopted changes to the state’s workers’ compensation laws in an effort to reduce costs, but the effects of those changes have not yet been fully realized. We are continuing to develop our company’s safety culture in an effort to reduce the number of work related injuries. Our workers’ compensation claims decreased 22% in fiscal 2005 from the previous year, and 36% over two years.

Operating and administrative expenses in fiscal 2004 included net charges of $4.1 million, or 0.1% of sales, for employee termination and other costs associated with the reduction of our administrative workforce and closure of certain support facilities and a voluntary separation program for store managers announced in July 2003, partially offset by gains on the disposition of certain properties.

Fiscal 2004 versus Fiscal 2003

Operating and administrative expenses were 22.1% of sales in fiscal 2004, compared to 22.4% in fiscal 2003. A decrease in labor costs and related benefit costs reduced our operating and administrative expense rate by 0.7% of sales. This decrease was the result of a series of steps we took during the fiscal year to improve our productivity and reduce our costs. These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, the closure of certain support facilities, store labor savings through workflow and staffing changes, modifications to many of our incentive compensation arrangements and a voluntary separation program for store managers announced in July 2003.

Workers’ compensation and other insurance-related expenses increased $12.8 million, or 0.3% of sales, in fiscal 2004 over fiscal 2003. This increase included a $5.5 million net increase in our self-insurance reserves based on a third-party actuarial study of our self-insured programs and reserves, particularly workers’ compensation, in the fourth quarter.

Operating and administrative expenses in fiscal 2004 included net expenses of $4.1 million, or 0.1% of sales, for employee termination and other costs associated with the reduction of our administrative workforce and closure of certain support facilities and the voluntary separation program for store managers, partially offset by gains on the disposition of certain properties.

Depreciation and Amortization

Depreciation and amortization expenses were $85.3 million in fiscal 2005, compared to $83.6 million in fiscal 2004 and $77.7 million in fiscal 2003. The increase in fiscal 2005 over 2004 was primarily due to increased depreciation expense resulting from capital expenditures for new stores investments, remodels and improvements to existing stores, supply chain improvements and technology; as well as accelerated depreciation of assets to be removed or replaced in our remodeled stores. The increase in fiscal 2004 over fiscal 2003 was primarily due to accelerated depreciation of $5.2 million in the first six months of fiscal 2004 arising from the abandonment of a pharmacy processing system.

Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels will vary based on the level and timing of our remodel activities.

Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments is summarized as follows:

	Fiscal Year
	2005	2004	2003
	Thousands
Provision for store closures	$250	$3,542	$600
Asset impairments	1,151	3,896	10,154

Total	$1,401	$7,438	$10,754

Store Closures

The following is a summary of the provision for store closures and related reserves, which are included in long-term liabilities:

	Fiscal Year
	2005	2004	2003
	Thousands
Reserve balance—beginning of year	$9,544	$7,827	$12,551
Provision for present value of noncancellable lease obligations of stores closed, net of estimated sublease income	—	1,367	—
Changes in assumptions about future sublease income and other lease related costs	250	2,175	600

Total provision for store closures	250	3,542	600
Reserve accretion	71	—	—
Cash payments for lease related costs, net of sublease income	(2,854)	(1,825)	(5,324)

Reserve balance—end of year	$7,011	$9,544	$7,827

Stores closed	1	3	6

We periodically review store operating results and projections and make decisions to close stores in the normal course of business. We recognize costs associated with store closures when the related liabilities are incurred.

Our calculation of store closure costs includes significant estimates about the amounts and timing of future sublease income. These estimates are based on our historical experience, the condition and location of the properties, the lease terms and current real estate leasing market conditions. Many of our previously closed stores have long remaining lease terms, with the longest lease term ending February 2026. As a result, changes in these assumptions can significantly impact our store closure reserves.

Asset Impairments

In each of the last three fiscal years, we have identified certain underperforming stores with assets whose carrying values exceeded their related undiscounted expected future cash flows. We have also recorded asset impairment charges for the write-off of abandoned store and information technology assets.

In fiscal 2005, we recorded $1.2 million of impairment charges for underperforming stores to write the related assets down to their estimated fair values.

In fiscal 2004, we recorded $1.3 million of impairment charges for underperforming stores to write the related assets down to their estimated fair values. Also during fiscal 2004, we recorded asset impairments of $1.5 million related to the write-off of abandoned information technology assets and $1.1 million related to the long-lived assets of the stores we closed during the year.

In fiscal 2003, we recorded $5.0 million of impairment charges for underperforming stores to write the related assets down to their estimated fair values. Also in fiscal 2003, we abandoned a targeted marketing database that was originally developed as a component of our e-retail strategy and recorded an impairment charge of $5.2 million to write off the remaining net book value of this database.

Legal Settlements and Other Disputes

In June 2004, we reached an agreement to settle two purported class action lawsuits relating to the calculation of earned overtime wages for certain of our former and current store managers and assistant store managers in California. The lawsuits alleged that we improperly classified such employees as exempt under California’s wage and hour laws. We denied all liability in these cases, but agreed to the settlement in order to resolve the plaintiffs’ claims while avoiding protracted litigation. Under the settlement, we made cash payments of $11 million to cover claims by eligible plaintiffs, plaintiff attorneys’ fees and costs, payments to the named plaintiffs and costs of a third-party administrator. We recorded a charge of $11.6 million for the total cost of this settlement, including applicable employer payroll taxes, in the second quarter of fiscal 2005. We paid these settlement costs in the second half of fiscal 2005.

We also recorded a gain of $0.8 million from the favorable settlement of a separate, unrelated class action lawsuit, for which we had filed a claim as a member of the plaintiff class, which alleged unlawful price fixing and market allocation by certain vitamin manufacturers. We received the settlement payment in the second quarter of fiscal 2005. The combined net charge resulting from these two fiscal 2005 settlements was $10.8 million.

In fiscal 2004, we recorded a combined benefit of $7.0 million related to settlements of a lease-related dispute with one of our landlords and a contract dispute with a former service provider.

Net Interest Expense

Net interest expense was $13.4 million in both fiscal 2005 and fiscal 2004 and $13.0 million in fiscal 2003. Lower average borrowings in fiscal 2005 offset higher interest rates and lower interest capitalization on construction and systems projects compared to fiscal 2004. The increase in fiscal 2004 over fiscal 2003 was due to higher average borrowings, partially offset by increased interest capitalization on construction and systems projects.

Income Taxes

Our effective income tax rate varies based on the level of our pre-tax income and the amount and timing of certain tax deductions and credits. Our effective income tax rates were 36.0% in fiscal 2005, 35.3% in fiscal 2004 and 29.8% in 2003. The lower tax rate in fiscal 2003 was primarily due to the benefits of wage and other tax credits, which reduced our effective income tax rate by 5.9 percentage points. We expect that our effective income tax rate will be approximately 37% in fiscal 2006.

Cumulative Effect of Accounting Change

In fiscal 2003, as a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, we recognized a goodwill impairment charge of $41.0 million ($24.6 million after tax or $0.64 per diluted share) as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, pay dividends and repurchase shares of our common stock.

On August 6, 2004, we replaced our $195 million unsecured revolving line of credit with a secured $280 million revolving line of credit with a syndication of banks. As of January 27, 2005, borrowings of $40 million, with a weighted average interest rate of 3.46%, were outstanding on the new secured line of credit. The new agreement, which expires in August 2009, accrues interest at LIBOR-based rates and is secured with inventory, accounts receivable and certain intangible assets. The new agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid by the Company without penalty. Letters of credit totaling $30 million were outstanding under the agreement as of January 27, 2005. We pay a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of January 27, 2005 we had $114.6 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 5.85% to 7.85%. As required by the note agreements, in August 2004 we secured our private placement notes on the same basis as the new secured revolving line of credit. The private placement notes may be redeemed at the Company’s option prior to their scheduled maturities subject to an early payment premium. Current maturities of $8.9 million as of January 27, 2005 constitute regularly scheduled principal payments due in fiscal 2006.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could adversely affect our ability to manage our cash requirements, and could result in higher interest costs and potentially accelerated repayment requirements. As of January 27, 2005, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit or replacement facilities, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $181.3 million in fiscal 2005, compared to $122.1 million in fiscal 2004 and $43.2 million in fiscal 2003. The changes in our operating cash flows were primarily due to changes in working capital (defined as current assets less current liabilities) and a higher percentage of deferred income taxes versus taxes currently payable. Net changes in assets and liabilities and deferred taxes favorably affected our operating cash flows by $49.9 million in fiscal 2005, and unfavorably affected our operating cash flows by $6.8 million in fiscal 2004 and $86.2 million in fiscal 2003.

Merchandise inventories decreased $43.8 million in fiscal 2005, after increases of $33.7 million in fiscal 2004 and $37.1 million in fiscal 2003. The decrease in fiscal 2005 reflects improved inventory management in our stores and distribution centers. Inventory levels were higher in fiscal 2004 as a result of our efforts last year to remain in-stock during the system conversion in our Northern California distribution center and the Southern California grocery strike. The increase in fiscal 2003 over fiscal 2002 was primarily due to lower than anticipated sell-through of inventory during the third and fourth quarter of the year.

Pharmacy and other receivables decreased $5.6 million in fiscal 2005, and increased $28.3 million in fiscal 2004 and $12.6 million in fiscal 2003. The decrease in fiscal 2005 was primarily due to the timing of payments from customers in our PBM segment; lease-related receivables; third-party health plans; and vendors, for amounts associated with our contractual purchase arrangements. The increase in fiscal 2004 was primarily due to increased amounts owed to us from vendors as a result of changes in some of our contractual purchase arrangements, the timing of payments from customers in our PBM segment and increased pharmacy receivables arising from higher sales. The $12.6 million increase in receivables during fiscal 2003 was primarily due to increased pharmacy receivables arising from higher sales, as well as changes in payment terms for certain of our PBM customers.

Changes in current liabilities (excluding the current maturities of debt) deferred income taxes and other assets and liabilities unfavorably affected our operating cash flows by $0.8 million in fiscal 2005, versus a favorable impact of $55.1 million in fiscal 2004 and an unfavorable impact of $29.8 million in fiscal 2003. The unfavorable impact in fiscal 2005 was due to decreased accounts payable resulting from lower merchandise inventory levels, partially offset by increased accruals for workers’ compensation and employee compensation and benefits. The fiscal 2005 results also reflect the reclassification of certain income tax amounts from taxes payable to deferred income taxes as a result of the acceleration of certain income tax deductions resulting from tax planning and optimization efforts. The favorable impact in fiscal 2004 was primarily due to increased accounts payable and accrued expenses resulting from higher inventory levels and improved payment terms with many of our vendors; increased employee compensation and benefits primarily related to increased workers’ compensation reserves during the year; and increased taxes payable due to increased current taxes due, and the effect of income tax credits in fiscal 2003 which had the effect of lowering taxes payable in fiscal 2003. The $29.8 million decrease during fiscal 2003 was primarily due to a reduction in accounts payable and accrued expenses as a result of the resolution of a payment dispute with a vendor for amounts owed as of the end of the previous year, the acceleration of the timing of our payments to certain vendors, and lower taxes payable due to tax credits.

Closed stores will continue to impact future operating cash flows negatively as we make payments associated with our non-cancelable lease obligations associated with those stores. However, those payments will be partially, and in some cases fully, offset by sublease rental income and the elimination of the operating cash flow losses that were incurred by the closed stores prior to closure. The majority of the payments associated with closed stores will occur over their respective remaining lease terms of up to 21 years, with an average lease term of approximately 12 years. As a result, we do not expect our existing closed store obligations to affect our operating cash flows significantly in any single fiscal year unless we close a significant number of stores in a short period. Our store closure reserves were $7.0 million as of January 27, 2005.

Investing Cash Flows

Net cash used in investing activities was $84.2 million in fiscal 2005, compared to $104.3 million in fiscal 2004 and $87.2 million in fiscal 2003. Investing activities primarily consist of capital expenditures for new stores, store remodels and improvements, equipment, technology and supply chain improvements, partially offset by cash receipts from property dispositions.

Capital expenditures were $91.2 million in fiscal 2005, compared to $114.0 million in fiscal 2004 and $93.9 million in fiscal 2003. The decrease in fiscal 2005 from fiscal 2004 was partially due to the timing of expenditures for certain approved projects in fiscal 2005, which will carry over into fiscal 2006. The increased level of capital expenditures in fiscal 2004 also included investments in store pharmacy robotics and digital photography technology.

Cash receipts from property dispositions were $7.0 million in fiscal 2005, compared to $9.7 million in fiscal 2004 and $6.8 million in fiscal 2003, and primarily include the sale of company-owned locations as a result of store closures or sale-leaseback transactions. In the future, we may sell additional properties, particularly if we close stores on our company-owned properties. We also may enter into additional sale-leaseback transactions to provide funding for a portion of our capital expenditures.

We opened 4 new stores and relocated 2 stores in fiscal 2005, opened 18 new stores and relocated one store in fiscal 2004 and opened 22 new stores and relocated 3 stores in fiscal 2003. We also remodeled 40 stores during fiscal 2005 and 20 stores during fiscal 2004. We plan to open approximately 5 to 10 new stores and to remodel up to 40 existing stores in fiscal 2006. We expect net capital expenditures in fiscal 2006 to be between $120 million and $130 million, primarily for remodels and improvements to existing stores, new store investments, technology and supply chain improvements. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash used in financing activities was $83.5 million in fiscal 2005, compared to $17.8 million in fiscal 2004 and $39.1 million in fiscal 2003. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments and proceeds from the exercise of stock options.

In fiscal 2005, we repaid $51.9 million of long-term borrowings, including $41.9 million of regularly scheduled principal payments on our private placement notes and $10.0 million under our revolving line of credit. In fiscal 2004, we increased our revolving line of credit borrowings by $25.0 million, and made $2.3 million of regularly scheduled principal payments on our private placement notes. In fiscal 2003, we repaid $17.6 million of long-term borrowings, including $15.0 million under our revolving line of credit and $2.1 million of regularly scheduled principal payments on our private placement notes. Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures and stock repurchases.

In fiscal 2005, we repurchased 736,260 shares of our common stock at a total cost of $16.9 million under a share repurchase program authorized by the Board of Directors in March 2003. In fiscal 2004, we repurchased 509,100 shares at a total cost of $8.0 million under this authorization, in addition to 853,100 shares at a total cost of $12.0 million to complete a previously authorized share repurchase program. Under the repurchase program authorized in March 2003, we are authorized to repurchase up to 754,640 additional shares of our common stock through January 2009, for a maximum additional purchase price of $25.2 million. We did not repurchase any of our common stock in fiscal 2003. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We have paid regular quarterly dividends of $0.14 per share ($0.56 per share annually) for each of the last three fiscal years. Total dividends were $20.9 million in fiscal 2005, $21.0 million in fiscal 2004 and $21.4 million in fiscal 2003.

Proceeds from employee stock option exercises were $6.2 million in fiscal 2005, compared to $0.5 million in fiscal 2004. The increased level of stock option exercises reflects an increasing number of vested options and a higher average stock price.

Contractual Obligations

The following table summarizes our contractual obligations as of January 27, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Thousands
Long-term debt	$154,558	$8,870	$52,597	$79,454	$13,637
Capital lease obligations	23,532	995	2,032	2,096	18,409
Operating leases	957,925	72,973	141,540	129,387	614,025
Purchase obligations	2,525,841	1,591,506	911,564	18,771	4,000
Other long-term liabilities	—	—	—	—	—

Total	$3,661,856	$1,674,344	$1,107,733	$229,708	$650,071

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

Our other long-term liabilities of $73.3 million as of January 27, 2005 consisted of deferred tax liabilities, deferred rent, capital lease obligations, and store closure reserves. These items either are not of a contractual nature, such as deferred rent and deferred income taxes, or are included elsewhere in the above table, such as capital and closed store lease obligations.

In addition to the above obligations, we incur substantial cash requirements for the payment of interest and income taxes each year. Payments for interest fluctuate based on our borrowings and interest rates. Our cash payments for interest, net of amounts capitalized, were $13.7 million in fiscal 2005, $13.8 million in fiscal 2004 and $13.7 million in fiscal 2003. Most of our outstanding debt ($114.6 million as of January 27, 2005) bears interest at fixed rates. Borrowings on our unsecured revolving line of credit ($40 million as of January 27, 2005) bear interest at LIBOR-based rates.

Our cash payments for income taxes were $15.7 million in fiscal 2005, $8.8 million in fiscal 2004 and $26.5 million in fiscal 2003. Payments for income taxes fluctuate based on our taxable income and the availability and timing of tax deductions and credits.

We also incur obligations for contributions to our Employee Savings and Profit Sharing Plan. We match a portion of our employees’ voluntary contributions and provide profit sharing contributions to the plan in some years. Our contributions to the plan, which may be made in cash or in shares of our common stock, fluctuate based on the level of participation in the plan by our employees as well as our levels of income. Our contributions to this plan were $7.7 million for fiscal 2005, $7.3 million for fiscal 2004 and $8.0 million for fiscal 2003, all of which we funded with shares of our common stock.

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

We use the last-in, first-out (LIFO) method to determine inventory cost. The calculation of LIFO inventory costs depends on a number of factors, including annual inflation rates and year-end inventory levels and merchandise mix, that require estimates during interim periods. These estimates are subject to substantial variability and may result in significant adjustments, particularly during the fourth quarter, when final inflation rates and inventory levels and mix are determined.

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

Since quoted market prices are not typically available for our long-lived tangible and intangible assets, we estimate fair values for most assets based on the expected present value of future cash flows. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside of our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from our estimates, we may record significant additional impairment charges in the future. We recorded impairment charges of $1.2 million in fiscal 2005, $3.9 million in fiscal 2004 and $10.2 million in fiscal 2003.

Store Closure Reserves

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

Our calculation of store closure costs includes significant estimates about the amounts and timing of future sublease income. These estimates are based on our historical experience, the condition and location of the property, the lease terms and current real estate leasing market conditions. If actual results differ from our estimates, we may significantly adjust our store closure reserves in future periods. We recorded provisions for store closures of $0.3 million in fiscal 2005, $3.5 million in fiscal 2004 and $0.6 million in fiscal 2003.

Insurance Reserves

We maintain insurance coverage for significant exposures as well as those risks required to be insured by law. It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, pharmacist liability, business interruptions and employee health care. We record provisions for these items based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. An independent actuary periodically evaluates our most significant insurance reserves. We discount reserves for workers’ compensation and general liability claims to their expected present value using an essentially risk-free interest rate. The projections involved in this estimate are subject to substantial uncertainty because of several unpredictable factors, including actual claims experience, regulatory changes, litigation trends and changes in inflation and interest rates. If claims are greater than we estimated, or if costs increase beyond what we anticipated, our recorded reserves may not be sufficient, and we may need to record significant additional expense.

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

We recognize revenue from our PBM segment when our RxAmerica subsidiary has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. RxAmerica does not take title to prescription drug inventories or assume substantial risks and rewards of inventory ownership or receivable collection. Accordingly, under our existing contracts we recognize PBM revenues from third-party health plans net of the reimbursements due to participating pharmacies. We do not recognize or otherwise reflect in our financial statements co-payments made to participating pharmacies by health plan members. We estimate certain rebate revenues in our PBM segment based on our contractual terms and prescription drug utilization mix. These estimates are subject to uncertainty and actual results could differ significantly.

Vendor Rebates and Allowances

We record merchandise rebates and allowances as a reduction of the cost of inventory and recognize the benefit through cost of sales when we sell the related inventory. We recognize advertising rebates and allowances as a reduction of advertising expense, a component of cost of sales, when we incur the related advertising expense or complete the required performance. We defer lump-sum payments received from vendors in connection with a contractual arrangement and recognize them over the contract term as a reduction of cost of sales. Some of our contractual arrangements require estimates of the rebate amounts earned and collectible. If actual rebates and allowances received differ from our estimates, we may be required to record significant adjustments to our rebates and allowances.

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

We are currently undertaking a series of initiatives designed to help us respond to the changing needs of our customers while improving our productivity and profitability. These initiatives include a program to upgrade our supply chain, primarily through technology systems changes. Such organizational and technology systems changes are complex and could cause disruptions that would adversely affect our sales, gross profit and operating and administrative expenses. For example, the implementation of new distribution management software in one of our front-end distribution centers caused some disruption in our supply chain, which adversely affected our front-end sales and gross profit during the second half of fiscal 2004. Our ability to successfully implement these organizational, systems and process changes, which are significant to our operations and business, is critical to our future profitability. We cannot assure you that we will be able to execute these changes successfully and without significant disruption to our business. If we are not successful, we may not achieve the expected benefits from these initiatives, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets. We may also determine that additional investment is required to bring our supply chain and related systems to their desired state; this could result in a significant additional investment of time and money and increased implementation risk.

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

We are wholly or partially reimbursed by third-party health plans for more than 90% of all the prescription drugs that we sell. Pharmacy sales reimbursed by third parties have lower gross margins than non third-party pharmacy sales, and third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, government-sponsored health plans such as Medicare and Medicaid are making continuing efforts to reduce their costs, including prescription drug reimbursements. For example, last year the State of California adopted a budget that reduced Medi-Cal reimbursements to health care providers including pharmacies effective September 1, 2004. If third-party health plans, including government-sponsored plans, continue to reduce their reimbursement levels, our sales and gross profits could be significantly adversely affected. In addition, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 included new prescription drug benefits and discounts for Medicare participants. If these changes result in lower reimbursement levels for Medicare participants, our sales and gross profits could be adversely affected.

Structural changes in the retail pharmacy and related industries could adversely affect our operations.

The pharmacy industry is undergoing significant structural changes, including declining third-party reimbursement levels, significant changes to government-sponsored health plans such as Medicare and Medicaid, legislative and other initiatives to permit re-importation of prescription drugs from foreign countries, and mandatory mail-order fulfillment of prescriptions by certain health plans. These changes could adversely affect our sales and profitability by reducing prescription drug reimbursement levels or by causing consumers to purchase their prescription drugs from other sources.

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

The costs of many types of insurance, especially workers’ compensation, employee medical and others have been highly volatile in recent years. Claims costs for workers’ compensation and other self-insured exposures have also increased. In fiscal 2004, for example, our insurance-related expenses increased $12.8 million over fiscal 2003. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. If our insurance-related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material adverse effect on our business.

We obtain approximately half of our total merchandise, including over 90% of our pharmaceuticals, from a single supplier, AmerisourceBergen, with whom we have a long-term supply contract that is scheduled to expire in fiscal 2007. Any significant disruptions in our relationship with AmerisourceBergen, deterioration in AmerisourceBergen’s financial condition, or industry-wide changes in wholesaler business practices, including those of AmerisourceBergen, could have a material adverse effect on us. Failure to renew or replace our supply contract with AmerisourceBergen or another supplier upon its expiration under similar terms and conditions, or to increase our self-distribution capabilities relative to the products we currently purchase under this contract, could significantly disrupt our operations and adversely affect our sales and profitability.

Our ability to attract and retain pharmacy personnel or develop alternate fill sources is important to the continued success of our business.

Our industry is continuing to experience a shortage of licensed pharmacists in the markets in which we operate. If we are unable to attract and retain pharmacists, our business could be adversely affected. In order to mitigate this risk we have established centralized prescription fill centers, including one that we operate under a joint venture with AmerisourceBergen, and have also installed robotic prescription fill equipment in many of our pharmacies. The success of these efforts, which cannot be assured, is important to our ability to address the shortage of pharmacists, but additional efforts may be necessary to address this business issue. Other options may be costly, and could adversely affect our results of operations, financial condition and cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures of Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. A portion of our debt ($40 million at January 27, 2005) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (35 basis points on our floating-rate debt as of January 27, 2005) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

Item 8. Financial Statements and Supplementary Data

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the Fiscal Year Ended
	January 27, 2005 (52 weeks)	January 29, 2004 (52 weeks)	January 30, 2003 (52 weeks)
	Thousands Except Per Share Amounts
Sales	$4,607,873	$4,526,524	$4,426,273
Cost of sales	3,421,388	3,382,103	3,289,426

Gross profit	1,186,485	1,144,421	1,136,847
Operating and administrative expenses	1,018,560	1,000,994	990,209
Depreciation and amortization	85,259	83,595	77,736
Provision for store closures and asset impairments	1,401	7,438	10,754
Legal settlements and other disputes	10,773	(7,007)	469

Operating income	70,492	59,401	57,679
Interest expense	13,993	13,898	14,018
Interest income	(639)	(519)	(983)

Income before income taxes and cumulative effect of accounting change	57,138	46,022	44,644
Income taxes	20,578	16,258	13,317

Income before cumulative effect of accounting change	36,560	29,764	31,327
Cumulative effect of accounting change (net of tax benefit of $16,410)	—	—	(24,625)

Net income	$36,560	$29,764	$6,702

Basic earnings per common share:
Income before cumulative effect of accounting change	$0.98	$0.80	$0.83
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	(0.65)

Net income	$0.98	$0.80	$0.18

Diluted earnings per common share:
Income before cumulative effect of accounting change	$0.97	$0.79	$0.82
Cumulative effect of accounting change (net of tax benefit of $0.43)	—	—	(0.64)

Net income	$0.97	$0.79	$0.18

Dividends per common share	$0.56	$0.56	$0.56
Weighted average number of shares outstanding:
Basic	37,262	37,213	37,937
Diluted	37,591	37,454	38,223

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 27, 2005	January 29, 2004
	Thousands Except Share Information
ASSETS
Current Assets:
Cash and cash equivalents	$53,890	$40,222
Pharmacy and other receivables, net	158,345	163,950
Merchandise inventories, net	433,280	477,122
Deferred income taxes	43,074	41,848
Prepaid expenses and other current assets	11,990	13,373

Total current assets	700,579	736,515

Property:
Land	108,198	106,326
Buildings and leasehold improvements	577,773	547,128
Equipment and fixtures	565,161	531,855

Total	1,251,132	1,185,309
Less accumulated depreciation	632,778	571,889

Property, net	618,354	613,420

Goodwill	82,085	82,085
Intangible assets, net	6,354	6,428
Other non-current assets	3,791	3,664

Total	$1,411,163	$1,442,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$273,957	$296,741
Employee compensation and benefits	129,214	109,386
Taxes payable	52,999	64,941
Current maturities of debt	8,870	91,870

Total current liabilities	465,040	562,938

Long-term debt	145,688	114,558
Deferred income taxes and other long-term liabilities	73,298	50,695
Commitments and Contingencies

Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,418,000, and 37,544,000 shares outstanding	18,709	18,772
Additional capital	180,072	170,321
Unearned compensation	(1,528)	(2,525)
Retained earnings	529,884	527,353

Total stockholders’ equity	727,137	713,921

Total	$1,411,163	$1,442,112

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Fiscal Years Ended
	January 27, 2005	January 29, 2004	January 30, 2003
	Thousands
Operating Activities:
Net income	$36,560	$29,764	$6,702
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	24,625
Depreciation and amortization	85,259	83,595	77,736
Provision for store closures and asset impairments	1,401	7,438	10,754
Deferred income taxes and other	13,826	358	(2,468)
Stock awards and options, net	1,171	702	2,083
Common stock contribution to benefit plan	7,077	7,476	7,561
Changes in assets and liabilities:
Pharmacy and other receivables	5,605	(28,340)	(12,631)
Merchandise inventories	43,842	(33,687)	(37,052)
Other assets	1,256	130	(6,694)
Current liabilities and other	(14,659)	54,703	(27,375)

Net cash provided by operating activities	181,338	122,139	43,241

Investing Activities:
Capital expenditures and acquisitions	(91,179)	(113,999)	(93,944)
Proceeds from property dispositions	6,971	9,727	6,786

Net cash used in investing activities	(84,208)	(104,272)	(87,158)

Financing Activities:
Proceeds from (repayments of) revolving line of credit borrowings, net	(10,000)	25,000	(15,000)
Repayments of private placement notes and other borrowings	(41,870)	(2,349)	(2,626)
Repurchase of common stock	(16,855)	(20,023)	—
Dividend payments	(20,948)	(21,008)	(21,449)
Exercise of stock options	6,211	540	—

Net cash used in financing activities	(83,462)	(17,840)	(39,075)

Increase (decrease) in cash and cash equivalents	13,668	27	(82,992)
Cash and cash equivalents at beginning of year	40,222	40,195	123,187

Cash and cash equivalents at end of year	$53,890	$40,222	$40,195

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$13,745	$13,823	$13,667
Cash paid for income taxes	15,692	8,756	26,523
Non-cash investing and financing activities:
Assets acquired through capital leases	$—	$—	$6,456

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Additional Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 31, 2002	37,977	$18,988	$159,916	$(4,007)	$546,676	$721,573
Net income					6,702	6,702
Dividends ($0.56 per share)					(21,449)	(21,449)
Stock contributions to Employee Savings and Profit Sharing Plan	423	211	7,350			7,561
Stock awards, net of forfeitures	101	51	2,519	(2,729)		(159)
Amortization of restricted stock awards				2,174		2,174
Tax benefit related to stock awards			68			68

Balance at January 30, 2003	38,501	19,250	169,853	(4,562)	531,929	716,470

Net income					29,764	29,764
Dividends ($0.56 per share)					(21,008)	(21,008)
Stock contributions to Employee Savings and Profit Sharing Plan	415	208	7,268			7,476
Stock award forfeitures, net of grants	(36)	(18)	(937)	356		(599)
Amortization of restricted stock awards				1,681		1,681
Stock options exercised	26	13	527			540
Tax expense related to stock awards and stock options, net			(380)			(380)
Repurchase of common stock	(1,362)	(681)	(6,010)		(13,332)	(20,023)

Balance at January 29, 2004	37,544	18,772	170,321	(2,525)	527,353	713,921

Net income					36,560	36,560
Dividends ($0.56 per share)					(20,948)	(20,948)
Stock contributions to Employee Savings and Profit Sharing Plan	320	160	6,917			7,077
Stock awards, net of forfeitures	2	1	(400)	(267)		(666)
Amortization of restricted stock awards				1,264		1,264
Stock options exercised	288	144	6,067			6,211
Tax benefit related to stock awards and stock options, net			573			573
Repurchase of common stock	(736)	(368)	(3,406)		(13,081)	(16,855)

Balance at January 27, 2005	37,418	$18,709	$180,072	$(1,528)	$529,884	$727,137

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies

The Company—Longs Drug Stores Corporation (“Longs” or the “Company”), through its wholly owned subsidiary, Longs Drug Stores California, Inc., operates retail drug stores in California, Hawaii, Nevada, Washington, Colorado and Oregon under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The Company also operates a mail order pharmacy, acquired in April 2003, under the name American Diversified Pharmacies, Inc. In addition to prescription drugs, the Company’s core front-end merchandise categories include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, convenience food and beverage items and greeting cards. The Company also sells merchandise in non-core categories such as housewares, automotive and sporting goods.

Longs Drug Stores California, Inc. also provides pharmacy benefit management (“PBM”) services through its wholly owned subsidiary, Rx America L.L.C. The PBM segment provides a range of services, including plan design and implementation, claims administration and formulary management to third-party health plans and other organizations.

Basis of Presentation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fiscal Year—The Company operates on a 52/53-week fiscal year ending on the last Thursday in January. The fiscal years ended January 27, 2005, January 29, 2004 and January 30, 2003 each contained 52 weeks of operations.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company’s financial statements and actual results may differ from those estimates and assumptions. The Company’s significant accounting judgments and estimates include collectibility of receivables, valuation of inventories, depreciable lives and impairments of long-lived assets, reserves for store closures, vendor rebates and receivables, accrued expenses and self-insurance reserves.

Concentrations—The Company obtains approximately half of its total merchandise, including over 90% of its pharmaceuticals, from a single supplier, AmerisourceBergen Corporation (“AmerisourceBergen”), with whom the Company has a long-term supply contract that is scheduled to expire in fiscal 2007.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pharmacy and other receivables primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), vendors and pharmacy benefit management customers. Receivables are stated net of allowances for uncollectible accounts, summarized as follows:

	Fiscal Year
	2005	2004
	Thousands
Allowances for uncollectible accounts, beginning of year	$4,524	$4,960
Additions charged to expense	1,995	2,305
Deductions for accounts written off	(749)	(2,741)

Allowances for uncollectible accounts, end of year	$5,770	$4,524

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of specific cost over LIFO values was $178.3 million as of January 27, 2005 and $172.8 million as of January 29, 2004.

In fiscal 2005 and 2004, certain LIFO inventory layers were liquidated, the after-tax effect of which increased net income by $0.4 million ($0.01 per diluted share) in fiscal 2005 and $2.3 million ($0.06 per diluted share) in fiscal 2004.

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

Buildings and leasehold improvements include assets under capital leases of $10.6 million as of January 27, 2005 and $10.8 million as of January 29, 2004. The corresponding capital lease obligation is included in other current and long-term liabilities, depending on scheduled payment dates. The amount capitalized for assets under capital leases is the present value at the beginning of the lease term of the aggregate future minimum lease payments. The amortization of such assets is included in depreciation expense. Accumulated amortization on assets under capital leases was $1.3 million as of January 27, 2005 and $0.9 million as of January 29, 2004.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other non-current assets include the Company’s 50% interest in a joint venture with AmerisourceBergen. Through this joint venture, the Company and AmerisourceBergen operate a central prescription fill center in order to reduce prescription fill costs and to address an industry-wide shortage of pharmacists. The Company uses the equity method of accounting for its investment in the joint venture. The joint venture’s results of operations were not material to the Company’s consolidated financial statements in any of the past three fiscal years.

Other non-current assets also include deferred debt issue costs, net of amortization. Debt issue cost amortization, which is a component of interest expense, was not material in any of the past three fiscal years.

Deferred income taxes and other long-term liabilities consisted of the following:

	January 27, 2005	January 29, 2004
	Thousands
Deferred rent	$29,318	$20,588
Deferred income taxes	26,611	9,904
Capital lease obligations, long-term portion	10,358	10,659
Store closure reserve	7,011	9,544

Total	$73,298	$50,695

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

Store-specific long-lived tangible assets and intangible assets with finite useful lives are evaluated at an individual store level, which is the lowest level at which independent cash flows can be identified. Corporate assets or other long-lived assets that are not store-specific are evaluated at a consolidated entity or segment level as appropriate. Goodwill is evaluated at a reporting unit level in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Geographic regional divisions within the retail drug store segment comprise the Company’s reporting units. Fair values of beverage licenses are estimated based on quoted market prices. Fair values for all other long-lived assets are estimated based on the expected present value of future cash flows.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments—The carrying values of the Company’s cash and cash equivalents, receivables and payables approximate their estimated fair values due to their short-term nature. To estimate the fair value of long-term debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. As of January 27, 2005 and January 29, 2004, the carrying values and estimated fair values of the Company’s long-term debt (including the current maturities) were as follows:

	January 27, 2005	January 29, 2004
	Thousands
Carrying value of long-term debt	$154,558	$206,428
Estimated fair value of long-term debt	161,599	220,844

Revenue Recognition—The Company recognizes revenue from the sale of merchandise, net of an allowance for estimated returns, at the time the merchandise is sold. The allowance for sales returns is estimated based on the Company’s historical experience.

Revenue from the PBM segment is recognized when the Company’s RxAmerica subsidiary has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. RxAmerica does not take title to prescription drug inventories or assume substantial risks and rewards of inventory ownership or receivable collection. Accordingly, revenues from third-party health plans are recognized net of the reimbursements due to participating pharmacies. The Company does not recognize or otherwise reflect in its financial statements co-payments made to participating pharmacies by health plan members. Certain rebate revenues in the PBM segment are estimated based on the Company’s contractual terms and prescription drug utilization mix.

Cost of sales includes the acquisition cost of inventory sold (net of merchandise rebates and allowances), in-bound freight, receiving, warehousing, purchasing and distribution costs and advertising expenses (net of advertising rebates and allowances). Advertising costs are expensed as incurred and were $82.1 million, $71.7 million and $59.5 million, exclusive of rebates and allowances, in fiscal years 2005, 2004 and 2003, respectively.

Vendor Rebates and Allowances—Merchandise rebates and allowances are recorded as a reduction of the cost of inventory and the benefit is recognized as a reduction of cost of sales when the related inventory is sold. Advertising rebates and allowances are recognized as a reduction of advertising expense, a component of costs of sales, when the related advertising expense is incurred or the required performance is completed. Lump-sum payments received from vendors in connection with a contractual arrangement are deferred and recognized as a reduction of cost of sales over the contract term.

Operating and administrative expenses include costs for store and administrative payroll and benefits, facilities and occupancy, and other miscellaneous expenses.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance—The Company maintains insurance coverage for significant exposures as well as those risks required to be insured by law. It is generally the Company’s policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, pharmacist liability, business interruptions and employee health care. Provisions for these items are recorded based upon the Company’s estimates for claim costs incurred. The provisions are estimated in part by third parties and are based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. Reserves for workers’ compensation and general liability claims are discounted to their expected present value using an essentially risk-free interest rate.

New store opening costs, primarily labor, advertising and store supplies, are charged to expense as incurred.

Rent—Minimum rent, including fixed escalations, is recorded on a straight-line basis over the lease term. The lease term commences when the Company takes possession of the leased premises, and in most cases ends upon expiration of the initial non-cancelable term. Renewal option periods are included in the lease term if failure to renew the lease would impose a penalty on the Company in such amount that, at the inception of the lease, renewal appears to be reasonably assured. When a lease provides for fixed escalations of the minimum rental payments during the lease term, the difference between the recorded straight-line rent and the amount payable under the lease is recognized as deferred rent. As of January 27, 2005 and January 29, 2004, deferred rent of $29.3 million and $20.6 million, respectively, was included in long-term liabilities. Rent incurred during initial construction of store properties or related improvements is capitalized and included in buildings and leasehold improvements. Such costs are depreciated over the shorter of the estimated useful life of the related assets or the lease term. Contingent rental payments, typically based on a percentage of sales, are recognized as an expense when incurred, based on actual and projected sales or other results during the measurement period.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation:

	Fiscal Year
	2005	2004	2003
Net income, as reported	$36,560	$29,764	$6,702
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	635	650	1,209
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,143)	(3,905)	(3,328)

Pro forma net income	$33,052	$26,509	$4,583

Basic net income per share:
As reported	$0.98	$0.80	$0.18
Pro forma	$0.89	$0.71	$0.12
Diluted net income per share:
As reported	$0.97	$0.79	$0.18
Pro forma	$0.88	$0.71	$0.12

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal Year
	2005	2004	2003
Dividend yield	2.56%	2.60%	2.43%
Expected volatility	38.87%	38.74%	35.26%
Risk-free interest rate	3.53%	2.94%	3.64%
Expected life (years)	5.0	5.0	5.0

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

	Fiscal Year
	2005	2004	2003
	Thousands
Basic weighted average number of shares outstanding	37,262	37,213	37,937
Effect of dilution from:
Restricted stock awards	147	170	191
Stock options	182	71	95

Diluted weighted average number of shares outstanding	37,591	37,454	38,223

The computations of diluted earnings per share excluded 1.8 million stock options for fiscal 2005, 2.6 million stock options for fiscal 2004 and 0.9 million stock options for fiscal 2003 because their exercise prices were greater than or equal to the average share price for the respective periods, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income equals net income for all periods presented.

New Accounting Pronouncements and Accounting Change—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives are no longer amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. As required by SFAS No. 142, the Company performed a transitional goodwill impairment test as of February 1, 2002, the date of adoption of the standard. Based on an independent valuation, the Company identified certain reporting units in its retail drug store segment that had experienced declines in their fair values below their net carrying values. Accordingly, the Company recognized a goodwill impairment charge of $41.0 million ($24.6 million or $0.64 per diluted share after tax) for these reporting units in fiscal 2003 as the cumulative effect of a change in accounting principle.

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

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 were effective for interim and annual periods ending after December 15, 2002, and the initial recognition and measurement requirements were effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. Issue No. 02-16 was effective for certain of the Company’s vendor rebates and allowances commencing in November 2002 and others in January 2003. The adoption of Issue No. 02-16 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to address the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. In December 2003, the FASB issued a revision to FIN No. 46 (“FIN No. 46R”). The requirements of FIN No. 46R were effective for interim and annual periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a material impact on the Company’s consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2003, the EITF reached a consensus regarding EITF Issue No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. Issue No. 03-10 addresses whether sales incentives offered directly to consumers (for example, manufacturer coupons or mail-in rebates) are subject to the guidance in Issue No. 02-16. Issue No. 03-10 was effective for new arrangements, including modifications to existing arrangements, entered into or redeemed in fiscal periods beginning after November 2003. The adoption of Issue No. 03-10 had no impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the third quarter of the Company’s fiscal year ending January 26, 2006). The Company currently uses the intrinsic value method of accounting for stock-based employee compensation, in accordance with the provisions of APB No. 25. Stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period. No compensation expense is recognized for employee stock options because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant. Adoption of SFAS No. 123R will therefore result in an increase in reported operating and administrative expenses, primarily for employee stock options, and thus a decrease in net income and earnings per share. Management estimates that the effect of adoption of SFAS No. 123R will be a reduction of quarterly earnings per diluted share of $0.03 to $0.05.

2. Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments, a component of operating income, is summarized as follows:

	Fiscal Year
	2005	2004	2003
	Thousands
Provision for store closures	$250	$3,542	$600
Asset impairments	1,151	3,896	10,154

Total	$1,401	$7,438	$10,754

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Store Closures

The following is a summary of the provision for store closures and related reserves, which are included in long-term liabilities:

	Fiscal Year
	2005	2004	2003
	Thousands
Reserve balance—beginning of year	$9,544	$7,827	$12,551
Provision for present value of noncancellable lease obligations of stores closed, net of estimated sublease income	—	1,367	—
Changes in assumptions about future sublease income and other lease related costs	250	2,175	600

Total provision for store closures	250	3,542	600
Reserve accretion	71	—	—
Cash payments for lease related costs, net of sublease income	(2,854)	(1,825)	(5,324)

Reserve balance—end of year	$7,011	$9,544	$7,827

The Company periodically reviews store operating results and projections and makes decisions to close stores in the normal course of business. The Company recognizes costs associated with store closures when the related liabilities are incurred.

Asset Impairments

Following its accounting policy for asset impairments, the Company identified certain assets whose carrying values exceeded their related undiscounted expected future cash flows.

In fiscal 2005, the Company recorded $1.2 million of impairment charges for underperforming stores to write the related assets down to their estimated fair values.

In fiscal 2004, the Company recorded $1.3 million of impairment charges for underperforming stores to write the related assets down to their estimated fair values. Also during fiscal 2004, the Company recorded asset impairments of $1.5 million related to the write-off of abandoned information technology assets and $1.1 million related to the long-lived assets of the stores closed during the year.

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

3. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. There were no changes in the net carrying value of goodwill for the fiscal years ended January 27, 2005 and January 29, 2004.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of January 27, 2005:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,020	$(1,502)	$1,518
Non-compete agreements and other	2-5 years	50	(32)	18

Total		3,070	(1,534)	1,536
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,818	—	4,818

Total		$7,888	$(1,534)	$6,354

As of January 29, 2004:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,613	$(1,012)	$1,601
Non-compete agreements and other	2-5 years	106	(70)	36

Total		2,719	(1,082)	1,637
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,791	—	4,791

Total		$7,510	$(1,082)	$6,428

Amortization expense for intangible assets with finite useful lives was $0.8 million in fiscal 2005, $0.6 million in fiscal 2004 and $0.3 million in fiscal 2003. Estimated annual amortization expense on these intangibles for each of the next five fiscal years is as follows (in thousands):

Fiscal year ending:
2006	710
2007	478
2008	263
2009	85
2010	—

Total	$1,536

4. Debt

Debt at January 27, 2005 and January 29, 2004 consisted of the following:

	January 27, 2005	January 29, 2004
	Thousands
Revolving line of credit, variable interest (weighted average rate of 3.46% as of January 27, 2005), expires August 2009	$40,000	$50,000
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	114,558	156,428

Total debt	154,558	206,428
Less current maturities	8,870	91,870

Long-term portion	$145,688	$114,558

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 6, 2004, the Company replaced its $195 million unsecured revolving line of credit with a secured $280 million revolving line of credit with a syndication of banks. The new agreement, which expires in August 2009, accrues interest at LIBOR-based rates and is secured with inventory, accounts receivable and certain intangible assets. The new agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid by the Company without penalty. Letters of credit totaling $30 million were outstanding under the agreement as of January 27, 2005. The Company pays a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit ($210 million as of January 27, 2005).

As required by the private placement note agreements, in August 2004 the Company secured its private placement notes on the same basis as the new secured revolving line of credit. The private placement notes may be redeemed at the Company’s option prior to their scheduled maturities, subject to an early payment premium.

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of January 27, 2005, the Company was in compliance with the restrictions and limitations included in these provisions.

Future minimum principal payments on long-term debt are as follows (in thousands):

Fiscal year ending:
2006	$8,870
2007	45,870
2008	6,727
2009	36,727
2010	42,727
Thereafter	13,637

Total	$154,558

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

Net rental expense is summarized as follows:

	Fiscal Year
	2005	2004	2003
	Thousands
Minimum rentals	$75,998	$72,225	$64,288
Contingent rentals	10,102	12,210	12,025

	86,100	84,435	76,313
Less sublease income	(2,492)	(2,851)	(2,132)

	$83,608	$81,584	$74,181

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum rental commitments for non-cancelable leases as of January 27, 2005 are as follows:

	Operating Leases	Capital Leases
	Thousands
Fiscal year ending:
2006	$72,973	$995
2007	71,862	1,001
2008	69,678	1,031
2009	65,878	1,048
2010	63,509	1,048
Thereafter	614,025	18,409

Total minimum lease payments	$957,925	$23,532

Less amounts representing interest		(13,089)

Present value of capital lease obligations		$10,443
Less current portion		(85)

Long-term portion		$10,358

Total minimum lease payments on operating leases have not been reduced by minimum future sublease rentals of $15.7 million under non-cancelable subleases.

6. Commitments and Contingencies

As of January 27, 2005, the Company had outstanding commitments to purchase approximately $2.5 billion of merchandise inventory (primarily from AmerisourceBergen under a long-term supply contract) at various dates over the next five years and beyond for use in the normal course of business.

The Company has entered into agreements with its executive officers and other key employees that provide termination benefits in the event of certain change in control events. Total contingent termination benefits as of the end of fiscal 2005 were approximately $81 million, plus amounts covering any excise tax on these benefits for certain executive officers. There have been no events that would trigger these benefits as of January 27, 2005.

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

The cases were mediated before a neutral third party in June 2004. As a result of the mediation, the parties reached a settlement agreement whereby the Company would pay $11 million to settle all claims and causes of action of the plaintiffs. On October 12, 2004, the court approved the settlement agreement. The Company paid the settlement costs in the third and fourth quarters of fiscal 2005.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a provision of $11.6 million in fiscal 2005 for the cost of this settlement and applicable employer payroll taxes. This provision was partially offset by a $0.8 million gain from the favorable settlement of a separate, unrelated class action lawsuit, for which the Company had filed a claim as a member of the plaintiff class, which alleged unlawful price fixing and market allocation by certain vitamin manufacturers. The Company received the settlement payment during the second quarter of fiscal 2005. The combined net expense resulting from these two settlements was $10.8 million.

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

7. Employee Compensation and Benefits

The Company had approximately 22,000 full-time and part-time employees as of January 27, 2005. Virtually all full-time employees are covered by medical, dental and life insurance benefits paid primarily by the Company.

Employees who meet certain eligibility requirements are entitled to participate in the Longs Drug Stores California, Inc. Employee Savings and Profit Sharing Plan. The plan has a 401(k) component under which employees may make voluntary contributions, which are partially matched by the Company, and a profit sharing component. Eligible participants are entitled to a profit sharing benefit, funded entirely by the Company, if profits, as defined, call for a payment in excess of the 401(k) match. The provision for Company contributions to the plan, which may be made in cash or shares of Longs common stock, was as follows:

	Fiscal Year
	2005	2004	2003
	Thousands
401(k) matching	$6,964	$7,264	$7,973
Profit sharing	740	—	—

Total	$7,704	$7,264	$7,973

The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 provided eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on dates selected by the participants in accordance with the terms of the plan. The plan provided for a total deferred compensation obligation of up to $30.0 million. The Company’s deferred compensation obligation was $10.7 million as of January 27, 2005 and $11.1 million as of January 29, 2004. As of February 1, 2004, current participants were no longer allowed to make contributions to the plan and no future participants will be admitted to the plan.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

Income tax expense is summarized as follows:

	Fiscal Year
	2005	2004	2003
	Thousands
Current:
Federal	$4,052	$9,174	$16,223
State	1,045	5,052	4,623

	5,097	14,226	20,846
Deferred	15,481	2,032	(7,529)

Total	$20,578	$16,258	$13,317

The reconciliation between the federal statutory tax rate and the Company’s effective tax rates is as follows:

	Fiscal Year
	2005	2004	2003
	Thousands
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefits	4.5%	4.8%	4.2%
Benefits of wage and other tax credits	(0.8)%	(0.7)%	(6.6)%
Benefits of deductible dividends paid on employee stock ownership plan shares	(2.3)%	(3.0)%	(3.1)%
Other	(0.4)%	(0.8)%	0.3%

	36.0%	35.3%	29.8%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 27, 2005	January 29, 2004
	Thousands
Deferred Tax Assets:
Employee compensation and benefits	$43,939	$41,356
Deferred rent	6,871	3,253
Intangible assets	5,653	9,753
Inventories	3,861	3,510
Capitalized interest	3,642	3,327
Other	6,326	8,016

	70,292	69,215

Deferred Tax Liabilities:
Property and depreciation	44,790	28,506
Federal effect of state income tax	3,028	4,304
Prepaid expenses	2,739	1,525
Other	3,272	2,936

	53,829	37,271

Net deferred tax asset	$16,463	$31,944

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has state tax credits of $2.8 million that may be carried forward for an indefinite period of time to offset future state taxable income.

9. Stockholders’ Equity

Authorized capital stock consists of 120 million shares of common stock, $.50 par value, and 30 million shares of preferred stock. Each outstanding share of common stock includes a Preferred Stock Purchase Right (expiring in September 2006), which is exercisable only upon the occurrence of certain change in control events. There have been no events that would allow these rights to be exercised.

In fiscal 2005, the Company repurchased 736,260 shares of its common stock at a total cost of $16.9 million under a share repurchase program authorized by the Board of Directors in March 2003. In fiscal 2004, the Company repurchased 509,100 shares at a total cost of $8.0 million under this authorization, in addition to 853,100 shares at a total cost of $12.0 million to complete a previously authorized share repurchase program. Under the repurchase program authorized in March 2003, the Company is authorized to repurchase up to 754,640 additional shares of its common stock through January 2009, for a maximum additional purchase price of $25.2 million. The Company did not repurchase any of its common stock in fiscal 2003.

10. Stock Incentive Plans

The Company has two separate plans under which it may grant options to purchase shares of the Company’s common stock and other awards of common stock or common stock appreciation rights to key employees. The 1995 Long Term Incentive Plan, as amended, authorized the issuance of 3,400,000 shares of common stock in the form of stock options, incentive stock options and stock awards. The Non-Executive Long Term Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of common stock of the Company and contains similar provisions to those of the 1995 Long Term Incentive Plan, except that it does not allow for incentive stock options or grants to officers or directors of the Company. As of January 27, 2005, there were 1,297,212 shares of common stock available for grant under the two plans.

Stock Options

Generally, stock options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company’s options generally vest over a period of 4 years and have a maximum term of 10 years. The Company’s stock option award plans contain provisions for accelerated vesting upon a change of control.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of stock option activity:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 31, 2002	640,550	$20.70
Granted (weighted average fair value $6.71)	3,012,800	23.08
Forfeited	(68,400)	21.69

Outstanding at January 30, 2003	3,584,950	$22.68	155,500	$22.76
Granted (weighted average fair value $5.54)	827,900	19.12
Exercised	(26,790)	20.17
Forfeited	(346,755)	22.17
Expired	(64,315)	22.48

Outstanding at January 29, 2004	3,974,990	$22.00	978,460	$22.73
Granted (weighted average fair value $8.21)	750,500	26.36
Exercised	(288,065)	21.56
Forfeited	(206,765)	21.41
Expired	(80,135)	22.31

Outstanding at January 27, 2005	4,150,525	$22.85	1,532,075	$22.46

Following is a summary of options outstanding and exercisable as of January 27, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.11 to $16.73	415,875	8.3	$15.86	88,050	$15.83
$18.95 to $21.69	346,800	5.9	19.68	171,830	19.62
$22.00 to $25.09	2,563,700	7.7	23.07	1,150,950	22.96
$25.50 to $27.40	824,150	8.6	27.02	121,245	26.52

	4,150,525	7.8	22.85	1,532,075	22.46

Stock Awards

Stock awards are valued at fair market value at the date of grant and are recorded as compensation expense on a straight-line basis over the vesting period. Recipients have voting rights to the shares and dividends are credited to the shares during the restriction period. However, transfer of ownership of the shares is dependent on continued employment for periods of one to five years. Unearned compensation expense related to restricted stock awards was $1.5 million as of January 27, 2005 and $2.5 million as of January 29, 2004 and has been reflected as a reduction of stockholders’ equity.

Following is a summary of stock award activity:

	Fiscal Year
	2005	2004	2003
Stock awards outstanding, beginning of year	283,800	399,500	355,600
Granted	15,750	10,000	123,300
Vested	(66,880)	(68,871)	(54,382)
Forfeited	(15,360)	(56,829)	(25,018)

Stock awards outstanding, end of year	217,310	283,800	399,500

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment Information

The Company operates in two business segments, retail drug stores and pharmacy benefit management. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. The accounting policies for the segments are the same as those described in Note 1. Inter-segment transactions and balances are eliminated in consolidation.

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of January 27, 2005, the retail drug store segment operated 472 retail stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy; and one mail order pharmacy, acquired in April 2003, under the name American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with third-party health plans, retail pharmacies and drug manufacturers to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, claims administration and formulary management.

The following table summarizes significant financial information by segment:

	January 27, 2005	January 29, 2004	January 30, 2003
	Thousands
Sales:
Retail Drug Stores	$4,575,051	$4,499,094	$4,402,964
Pharmacy Benefit Management	32,822	27,430	23,309

Consolidated Totals	$4,607,873	$4,526,524	$4,426,273

Operating Income:
Retail Drug Stores	$57,940	$47,524	$47,788
Pharmacy Benefit Management	12,552	11,877	9,891

Consolidated Totals	$70,492	$59,401	$57,679

Total Assets:
Retail Drug Stores	$1,325,307	$1,367,410	$1,299,967
Pharmacy Benefit Management	87,259	76,222	53,710
Inter-segment Eliminations	(1,403)	(1,520)	(1,606)

Consolidated Totals	$1,411,163	$1,442,112	$1,352,071

The retail drug store segment accounts for substantially all of the Company’s depreciation and amortization, provision for store closures and asset impairments, legal settlements and other disputes, and capital expenditures.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated total sales include the following product and service types:

	January 27, 2005	January 29, 2004	January 30, 2003
	Thousands
Pharmacy sales	$2,168,049	$2,082,024	$1,955,880
Front-end sales	2,407,002	2,417,070	2,447,084
Pharmacy benefit management revenues	32,822	27,430	23,309

Consolidated total sales	$4,607,873	$4,526,524	$4,426,273

12. Selected Quarterly Information (Unaudited)

Summarized quarterly results of operations for the years ended January 27, 2005 and January 29, 2004 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Thousands, except per share data
Year ended January 27, 2005
Sales	$1,159,696	$1,150,482	$1,100,897	$1,196,798	$4,607,873
Gross profit	292,957	295,395	287,712	310,421	1,186,485
Net income	9,247	3,378	6,229	17,706	36,560
Diluted earnings per share	0.25	0.09	0.17	0.47	0.97

Year ended January 29, 2004
Sales	$1,103,130	$1,109,463	$1,087,293	$1,226,638	$4,526,524
Gross profit	285,107	288,039	274,004	297,271	1,144,421
Net income	5,833	5,260	5,230	13,441	29,764
Diluted earnings per share	0.16	0.14	0.14	0.36	0.79

Results for the second quarter of fiscal 2005 included a pre-tax provision of $10.8 million for legal settlements and other disputes, comprised of the settlement and applicable payroll taxes for two purported class action lawsuits related to the classification of exempt employees and payment of overtime wages, which was partially offset by a gain related to the favorable settlement of a separate, unrelated class action lawsuit for which the Company had filed a claim as a member of the plaintiff class.

Results for the fourth quarter of fiscal 2004 included pre-tax expenses of $5.5 million to increase the Company’s self-insurance reserves as the result of a third-party actuarial study completed in the fourth quarter and $4.9 million for store closures and asset impairments. In addition, the Company recorded pre-tax gains of $7.0 million resulting from the settlement of two legal matters during the quarter and recognized a pre-tax benefit of $3.6 million in gross profit relating to the resolution of a pricing dispute with a vendor.

Results for the second quarter of fiscal 2004 included net pre-tax expenses of $6.8 million for costs associated with a voluntary separation program for store managers, accelerated depreciation for the abandonment of a pharmacy system and store closures and asset impairments; offset by a gain of on the sale of property.

Results for the first quarter of fiscal 2004 included net pre-tax expenses of $5.0 million for costs associated with a reduction in administrative workforce and consolidation of facilities and accelerated depreciation for the abandonment of a pharmacy system; offset by a gain of on the sale of property.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Longs Drug Stores Corporation:

We have audited the accompanying consolidated balance sheets of Longs Drug Stores Corporation and subsidiaries (the “Company”) as of January 27, 2005 and January 29, 2004, and the related statements of consolidated income, stockholders’ equity, and cash flows for each of the three years in the period ended January 27, 2005. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Controls Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of January 27, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Longs Drug Stores Corporation and subsidiaries as of January 27, 2005 and January 29, 2004, and the

results of their operations and their cash flows for each of the three years in the period ended January 27, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 27, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on February 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

San Francisco, California

April 11, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our company’s internal control system was designed to provide reasonable assurance to our company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our company’s internal control over financial reporting as of January 27, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of January 27, 2005, our company’s internal control over financial reporting is effective based on those criteria.

Our company’s independent registered accountants, Deloitte & Touche LLP, have issued an unqualified audit report on our assessment of our company’s internal control over financial reporting, as stated in their report which is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 27, 2005, the end of the period covered by this annual report, our company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to our company would be made known to them on a timely basis.

There have been no changes in our company’s internal controls over financial reporting that occurred during the fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2005 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

(a)(1)	The Financial Statements are filed with this Form 10-K at pages 30-51.

(a)(2)	No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

(a)(3)	EXHIBITS

Exhibit No.

3.	Articles of Incorporation and By-Laws

1. Restated Articles of Incorporation, amended June 3, 1997, as incorporated herein by reference, as previously filed with the Commission on September 12, 1997, as Exhibit 1 to Form 10-Q.

2. Amended By Laws of Longs Drug Stores Corporation, dated May 25, 2004, is incorporated herein by reference, as previously filed with the Commission on June 4, 2004, as Exhibit 3 to Form 10-Q.

10.	Material Contracts

1.      The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on June 6, 1995, on Form S-8, Registration No. 033-60005.*

2.      Renewals of the Agreements for Termination Benefits dated August 22, 1996, are incorporated herein by reference as previously filed with the Commission on December 6, 1996, on Form 10-Q as Exhibit 1, as executed by the Chairman, CEO and President; Exhibit 2, as executed by the Senior Vice Presidents, Vice Presidents, District Managers and the Treasurer; and Exhibit 3, as executed by Select Key Executives and Store Managers.*

3.      Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 20, 1996 is incorporated herein by reference as previously filed with the Commission on September 16, 1996, as Exhibit 1 to Form 8-K.

4.      Employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer, and Treasurer, dated April 17, 2000 is incorporated by reference as previously filed with the Commission on September 11, 2000, as Exhibit 10.1 to Form 10-Q.*

5.      Amendment to Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 15, 2000, between the Company and Chase Mellon Shareholder Services, L.L.C. is incorporated herein by reference as previously filed with the Commission on December 11, 2000, as Exhibit 4(a) to Form 10-Q.

6.      Amendments to the Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on April 13, 2001, as Exhibit 10(d) to Form 10-K.*

7.      Employment agreement between the Company and Linda M. Watt, Senior Vice President of Human Resources, dated June 7, 2001 is incorporated by reference as previously filed with the Commission on September 7, 2001, as Exhibit 10.1 to Form 10-Q.*

Exhibit No.

8.      Employment agreement between the Company and Todd J. Vasos, Senior Vice President—Marketing, dated November 21, 2001, is incorporated herein by reference as previously filed with the Commission on April 17, 2002, as Exhibit 10(l) to Form 10-K.*

9.      Amendment to employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer and Treasurer, dated May 22, 2002, is incorporated herein by reference as previously filed with the Commission on September 16, 2002, as Exhibit 10.1 to Form 10-Q.*

10.    The Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as amended, is incorporated herein by reference as previously filed with the Commission on August 29, 2002, on Form S-8, Registration No. 333-98913.*

11.    Separation agreement between the Company and Ronald Lovelady, Senior Vice President and Regional Manager, dated October 23, 2002, is incorporated herein by reference as previously filed with the Commission on December 16, 2002, as Exhibit 10.1 to Form 10-Q.*

12.    Employment agreement between the Company and Warren F. Bryant, President and Chief Executive Officer, dated October 30, 2002, is incorporated herein by reference as previously filed with the Commission on December 16, 2002, as Exhibit 10.2 to Form 10-Q.*

13.    Separation agreement between the Company and James Famini, Senior Vice President and Regional Manager, dated January 2, 2003, is incorporated herein by reference as previously filed with the Commission on April 18, 2003, as Exhibit 10.r to Form 10-K.

14.    The Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, as amended, is incorporated by reference as previously filed with the Commission on April 18, 2003, as Exhibit (s) on Form 10-K.

15.    Employment agreement between the Company and Bruce E. Schwallie, Senior Vice President—Pharmacy and Business Development, dated as of February 1, 2002, is incorporated herein by reference as previously filed with the Commission on April 18, 2003, as Exhibit (u) to Form 10-K.*

16.    Separation agreement between the Company and Terry D. Burnside, Senior Vice President and Chief Operating Officer, dated March 26, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.1 to Form 10-Q.*

17.    Employment agreement between the Company and Michael M. Laddon, Senior Vice President, Chief Information Officer, dated February 25, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.2 to Form 10-Q.*

18.    Employment agreement between the Company and William J. Rainey, Senior Vice President, General Counsel, dated March 18, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.3 to Form 10-Q.*

19.    Longs Drug Stores Corporation 2003 Executive Incentive Plan, as approved by stockholders on May 20, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.1 to Form 10-Q.*

20.    Amendment to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as approved by stockholders on May 20, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.2 to Form 10-Q.*

21.    Employment agreement between Longs Drug Stores California, Inc. and Richard W. Dreiling, Executive Vice President, Chief Operations Officer, dated July 8, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.3 to Form 10-Q.*

Exhibit No.

22.    Form of Agreement for Termination Benefits in the Event of a Change in Corporate Control between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.4 to Form 10-Q.*

23.    Form of Retention Agreement between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.5 to Form 10-Q.*

24.    First Amendment to Employment Agreement between Warren F. Bryant, Longs Drug Stores Corporation and Longs Drug Stores California, Inc., dated March 2, 2004 is incorporated herein by reference as previously filed with the Commission on April 12, 2004, as Exhibit 10.cc to Form 10-K.*

25.    Form of Indemnification Agreement between Longs Drug Stores Corporation and directors of Longs Drug Stores Corporation, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.dd to Form 10-K.*

26.    Form of Indemnification Agreement between Longs Drug Stores Corporation and officers of Longs Drug Stores Corporation, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.ee to Form 10-K.*

27.    Form of Indemnification Agreement between Longs Drug Stores California, Inc. and directors and officers of Longs Drug Stores California, Inc, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.ff to Form 10-K.*

28.    Amendment to employment agreement between the Company and Michael M. Laddon, Senior Vice President, Chief Information Officer, dated June 1, 2004, is incorporated herein by reference as previously filed with the Commission on June 4, 2004, as Exhibit 10 to Form 10-Q. *

29.    Credit Agreement dated as of August 6, 2004, between Longs Drug Stores California, Inc. and the lenders thereunder is incorporated herein by reference as previously filed with the Commission on September 3, 2004, as Exhibit 10 to Form 10-Q.

30.    Form of stock option agreement for non-employee directors in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.1 to Form 10-Q.*

31.    Form of stock option agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.2 to Form 10-Q.*

32.    Form of restricted stock award agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.3 to Form 10-Q.*

33.    Form of restricted stock award agreement in Longs Drug Stores Corporation Non-Executive Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.4 to Form 10-Q.*

34.    Form of stock option agreement in Longs Drug Stores Corporation Non-Executive Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.5 to Form 10-Q.*

Exhibit No.

35. Form of non-employee directors’ restricted stock award agreement pursuant to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan.*

21.	Subsidiaries of the Registrant

23.	Consent of Independent Registered Public Accounting Firm

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) REPORTS ON FORM 8-K

On November 5, 2004, we filed a Current Report on Form 8-K related to a press release regarding our October 2004 sales results.

On November 17, 2004, we filed a Current Report on Form 8-K related to a press release regarding our third quarter of fiscal 2005 financial results and fourth quarter and full year fiscal 2005 financial projections.

On December 3, 2004, we filed a Current Report on Form 8-K related to a press release regarding our November 2004 sales results.

On January 7, 2005, we filed a Current Report on Form 8-K related to a press release regarding our December 2004 sales results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date:	April 11, 2005	/s/ S. F. MCCANN
(S. F. McCann) Executive Vice President, Chief Financial Officer and Treasurer

Date:	April 11, 2005	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos) Group Vice President—Controller and Assistant Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. F. BRYANT (W. F. Bryant)	Chairman, President and Chief Executive Officer	April 11, 2005

/s/ L. T. BARNES, JR. (L. T. Barnes, Jr.)	Director	April 11, 2005

/s/ W. L. CHENEVICH (W. L. Chenevich)	Director	April 11, 2005

/s/ M. H. DASHE (M. H. Dashe)	Director	April 11, 2005

/s/ R. M. LONG (R. M. Long)	Director	April 11, 2005

/s/ M. S. METZ, PH.D. (M. S. Metz, Ph.D.)	Director	April 11, 2005

/s/ H. R. SOMERSET (H. R. Somerset)	Director	April 11, 2005

/s/ D. L. SORBY, PH.D. (D. L. Sorby, Ph.D.)	Lead Director	April 11, 2005

Signature	Title	Date

/s/ D. A. TANOUE (D. A. Tanoue)	Director	April 11, 2005

/s/ A. G. WAGNER (A. G. Wagner)	Director	April 11, 2005