Form 10-Q
period 2005-04-28
LONGS DRUG STORES CORP
filed 2005-06-02
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 28, 2005

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

There were 37,421,938 shares of common stock, $.50 par value, outstanding as of May 26, 2005.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended
	April 28, 2005	April 29, 2004
	Thousands Except Per Share Amounts
Sales	$1,150,428	$1,159,696
Cost of sales	847,484	866,739

Gross profit	302,944	292,957
Operating and administrative expenses	258,601	253,023
Depreciation and amortization	21,503	21,517

Operating income	22,840	18,417
Interest expense	2,450	3,750
Interest income	(299)	(152)

Income before income taxes	20,689	14,819
Income taxes	7,842	5,572

Net income	$12,847	$9,247

Earnings per common share:
Basic	$0.34	$0.25
Diluted	0.34	0.25

Dividends per common share	$0.14	$0.14

Weighted average number of shares outstanding:
Basic	37,383	37,226
Diluted	38,102	37,450

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	April 28, 2005	April 29, 2004	January 27, 2005
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$56,518	$54,757	$53,890
Pharmacy and other receivables, net	161,561	156,444	158,345
Merchandise inventories, net	434,829	466,627	433,280
Deferred income taxes	43,987	41,660	43,074
Prepaid expenses and other current assets	11,383	11,300	11,990

Total current assets	708,278	730,788	700,579

Property:
Land	107,451	107,175	108,198
Buildings and leasehold improvements	578,397	552,798	577,773
Equipment and fixtures	575,838	544,418	565,161

Total	1,261,686	1,204,391	1,251,132
Less accumulated depreciation	650,445	590,128	632,778

Property, net	611,241	614,263	618,354

Goodwill	82,085	82,085	82,085
Intangible assets, net	6,189	6,821	6,354
Other non-current assets	3,739	3,551	3,791

Total	$1,411,532	$1,437,508	$1,411,163

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$311,284	$305,694	$273,957
Employee compensation and benefits	123,179	112,845	129,214
Taxes payable	48,817	47,353	52,999
Current maturities of debt	8,870	101,870	8,870

Total current liabilities	492,150	567,762	465,040

Long-term debt	120,818	109,688	145,688
Deferred income taxes and other long-term liabilities	70,005	47,491	73,298
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,349,000, 37,258,000 and 37,418,000 shares outstanding	18,674	18,629	18,709
Additional capital	192,621	170,016	180,072
Unearned compensation	(2,050)	(2,106)	(1,528)
Retained earnings	519,314	526,028	529,884

Total stockholders’ equity	728,559	712,567	727,137

Total	$1,411,532	$1,437,508	$1,411,163

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 13 weeks ended
	April 28, 2005	April 29, 2004
	Thousands
Operating Activities:
Net income	$12,847	$9,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,503	21,517
Deferred income taxes and other	(4,186)	(3,369)
Stock awards and options, net	4,229	(106)
Common stock contribution to benefit plan	3,735	2,004
Changes in assets and liabilities:
Pharmacy and other receivables	(3,216)	7,506
Merchandise inventories	(1,549)	10,495
Other assets	659	2,186
Current liabilities and other	27,745	(5,322)

Net cash provided by operating activities	61,767	44,158

Investing Activities:
Capital expenditures and acquisitions	(19,818)	(23,588)
Proceeds from property dispositions	4,938	1,334

Net cash used in investing activities	(14,880)	(22,254)

Financing Activities:
Proceeds from (repayments of) revolving line of credit borrowings, net	(20,000)	10,000
Repayments of private placement notes and other borrowings	(4,870)	(4,870)
Repurchase of common stock	(21,281)	(7,236)
Dividend payments	(5,257)	(5,263)
Exercise of stock options	7,149	—

Net cash used in financing activities	(44,259)	(7,369)

Increase in cash and cash equivalents	2,628	14,535
Cash and cash equivalents at beginning of period	53,890	40,222

Cash and cash equivalents at end of period	$56,518	$54,757

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,968	$3,643
Cash paid for income taxes	10,048	20,370

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 27, 2005 and the 13 weeks ended April 28, 2005

	Common Stock		Additional Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 29, 2004	37,544	$18,772	$170,321	$(2,525)	$527,353	$713,921
Net income					36,560	36,560
Dividends ($0.56 per share)					(20,948)	(20,948)
Stock contributions to Employee Savings and Profit Sharing Plan	320	160	6,917			7,077
Stock awards, net of forfeitures	2	1	(400)	(267)		(666)
Amortization of restricted stock awards				1,264		1,264
Stock options exercised	288	144	6,067			6,211
Tax benefit related to stock awards and stock options, net			573			573
Repurchase of common stock	(736)	(368)	(3,406)		(13,081)	(16,855)

Balance at January 27, 2005	37,418	18,709	180,072	(1,528)	529,884	727,137

Net income					12,847	12,847
Dividends ($0.14 per share)					(5,257)	(5,257)
Stock contributions to Employee Savings and Profit Sharing Plan	128	64	3,671			3,735
Stock awards, net of forfeitures	74	37	2,620	(2,689)		(32)
Amortization of restricted stock awards			460	2,167		2,627
Stock options exercised	317	158	6,991			7,149
Tax benefit related to stock awards and stock options, net			1,634			1,634
Repurchase of common stock	(588)	(294)	(2,827)		(18,160)	(21,281)

Balance at April 28, 2005	37,349	$18,674	$192,621	$(2,050)	$519,314	$728,559

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 27, 2005, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended April 28, 2005 and April 29, 2004 are unaudited. The condensed consolidated balance sheet as of January 27, 2005, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 27, 2005. The interim condensed consolidated financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2005.

2. Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period. Compensation expense for performance-based stock awards is estimated until the measurement date, which is the earliest date at which the Company can determine the number of shares an employee is entitled to receive under the performance-based stock award arrangement. No compensation expense is recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options:

	For the 13 weeks ended
	April 28, 2005	April 29, 2004
	Thousands, except per share
Net income, as reported	$12,847	$9,247
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,558	189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,655)	(1,044)

Pro forma net income	$12,750	$8,392

Basic earnings per share:
As reported	$0.34	$0.25
Pro forma	$0.34	$0.23

Diluted earnings per share:
As reported	$0.34	$0.25
Pro forma	$0.33	$0.22

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (restricted stock awards, including performance-based stock awards, and stock options) outstanding during the period. The following is a reconciliation of the number of shares used in the Company’s basic and diluted earnings per share computations:

	13 weeks ended
	April 28, 2005	April 29, 2004
	Thousands
Basic weighted average number of shares outstanding	37,383	37,226
Effect of dilution from:
Restricted stock awards	107	152
Stock options	612	72

Diluted weighted average number of shares outstanding	38,102	37,450

The computation of diluted earnings per share in the quarter ended April 29, 2004 excluded 3.1 million stock options, because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive.

4. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $180.3 million as of April 28, 2005, $174.8 million as of April 29, 2004, and $178.3 million as of January 27, 2005. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing. The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		Thousands
As of April 28, 2005:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,979	$(1,630)	$1,349
Non-compete agreements and other	2-5 years	50	(36)	14

Total		3,029	(1,666)	1,363
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,826	—	4,826

Total		$7,855	$(1,666)	$6,189

As of January 27, 2005:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,020	$(1,502)	$1,518
Non-compete agreements and other	2-5 years	50	(32)	18

Total		3,070	(1,534)	1,536
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,818	—	4,818

Total		$7,888	$(1,534)	$6,354

Amortization expense for intangible assets with finite useful lives was $0.2 million for each of the 13-week periods ended April 28, 2005 and April 29, 2004. Estimated annual amortization expense on these intangibles for their remaining estimated useful lives is as follows (in thousands):

Fiscal year ending:
2006 (remainder of year)	$478
2007	537
2008	260
2009	88

Total	$1,363

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Debt

Debt at April 28, 2005 and January 27, 2005 consisted of the following:

	April 28, 2005	January 27, 2005
	Thousands
Secured revolving line of credit, variable interest (weighted average rate of 3.88% as of April 28, 2005), expires August 2009	$20,000	$40,000
Secured private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	109,688	114,558

Total debt	129,688	154,558
Less current maturities	8,870	8,870

Long-term portion	$120,818	$145,688

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of April 28, 2005, the Company was in compliance with the restrictions and limitations included in these provisions.

7. Store Closure Reserves

The Company regularly reviews store operating results and projections and periodically makes decisions to close stores in the normal course of business. The Company recognizes costs associated with store closures when the related liabilities are incurred. Such costs are included in the provision for store closures and asset impairments, a component of operating income.

The following is a summary of the Company’s store closure reserves, which are included in long-term liabilities:

	For the 13 weeks ended
	April 28, 2005	April 29, 2004
	Thousands
Reserve balance - beginning of period	$7,011	$9,544
Provision for store closures	—	—
Reserve accretion	18	25
Cash payments for lease related costs, net of sublease income	(579)	(933)

Reserve balance - end of period	$6,450	$8,636

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

9. Stockholders’ Equity

In the first quarter of fiscal 2006, the Company repurchased 587,500 shares of its common stock at a total cost of $21.3 million under a share repurchase program authorized by the Board of Directors in March 2003. In the first quarter of fiscal 2005, the Company repurchased 382,600 shares of its common stock at a total cost of $7.2 million under the same program. The Company is authorized under this program to repurchase up to 167,140 additional shares of its common stock through January 2009, for a maximum additional expenditure of $4.0 million.

In May 2005, the Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock for total consideration up to $150 million through May 2008.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of April 28, 2005, the retail drug store segment operated 472 retail stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy; and one mail order pharmacy under the name American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management and claims administration.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize significant financial information by segment:

		For the 13 weeks ended
		April 28, 2005	April 29, 2004
		Thousands
Sales:
Retail Drug Stores		$1,140,819	$1,151,754
Pharmacy Benefit Management		9,609	7,942

Consolidated Totals		$1,150,428	$1,159,696

Operating Income:
Retail Drug Stores		$19,938	$15,214
Pharmacy Benefit Management		2,902	3,203

Consolidated Totals		$22,840	$18,417

	April 28, 2005	April 29, 2004	January 27, 2005
	Thousands
Total Assets:
Retail Drug Stores	$1,311,368	$1,353,773	$1,325,307
Pharmacy Benefit Management	102,694	85,591	87,259
Inter-segment Eliminations	(2,530)	(1,856)	(1,403)

Consolidated Totals	$1,411,532	$1,437,508	$1,411,163

Consolidated total sales include the following product and service types:

		For the 13 weeks ended
		April 28, 2005	April 29, 2004
		Thousands
Pharmacy sales		$564,416	$550,052
Front-end sales		576,403	601,702
Pharmacy benefit management revenues		9,609	7,942

Consolidated total sales		$1,150,428	$1,159,696

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Sales

	For the 13 weeks ended
	April 28, 2005	April 29, 2004
Sales (Thousands)	$1,150,428	$1,159,696
Sales Growth (Decline) over Same Period in Previous Year	(0.8)%	5.1%
Same-Store Sales Growth (Decline)	(1.2)%	2.7%

Pharmacy Sales Growth	2.6%	7.0%
Same-Store Pharmacy Sales Growth	2.5%	3.7%
Pharmacy as a % of Total Retail Drug Store Sales	49.5%	47.8%
% of Pharmacy Sales Covered by Third Party Health Plans	92.5%	91.7%

Front-End Sales Growth (Decline)	(4.2)%	3.3%
Same-Store Front-End Sales Growth (Decline)	(4.4)%	1.9%
Front-End as a % of Total Retail Drug Store Sales	50.5%	52.2%

Sales decreased 0.8% in the first quarter of fiscal 2006 from the same quarter of fiscal 2005, and same-store sales decreased 1.2%. Higher mail-order sales and pharmacy benefit management (“PBM”) revenues partially offset the decline in same-store sales.

Sales in the first quarter of fiscal 2005 benefited from a strike against three major grocery chains in Southern California that began in October 2003 and ended on February 26, 2004. We estimated that the strike favorably impacted our first-quarter same-store sales a year ago by 0.6 to 0.7 percentage points.

Pharmacy sales increased 2.6% in the first quarter of fiscal 2006 over the same quarter last year, with same-store pharmacy sales increasing 2.5%. Same-store prescription volumes increased, due in part to a late cough, cold and flu season, partially offset by a delayed allergy season. The average retail price per prescription also increased, but at a lower rate than in recent years, due in part to the increased utilization of lower-priced, high-volume generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by 3.0 to 3.5 percentage points. We expect that our pharmacy sales will continue to increase as a result of several industry trends, including an aging U.S. population consuming a greater number of prescription drugs, the growing use of prescription drugs as preventive therapy by healthcare providers and the introduction of newer and more expensive drugs. Factors that could offset these trends include continuing increases in utilization of generic drugs, increasing competition and rising prescription drug costs, which could cause consumers to reduce their purchases of prescription drugs or third-party health plans to reduce their coverage of prescription drug costs for their members.

Pharmacy sales were 49.5% of total drug store sales in the first quarter of fiscal 2006, compared to 47.8% in the first quarter of fiscal 2005. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 92.5% of our pharmacy sales in the first quarter of fiscal 2006, compared to 91.7% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans. The scheduled addition of a prescription drug benefit to Medicare in 2006 could further increase third-party sales as a percentage of total pharmacy sales.

Front-end sales decreased 4.2% in the first quarter of fiscal 2006 from the same quarter last year, with same-store front-end sales decreasing 4.4%. The decline in same-store front-end sales was partially due to the Southern California grocery strike, which favorably affected last year’s front-end sales. In addition, as part of our efforts to improve our merchandise offering, we have shifted our front-end merchandise mix toward our core categories of health, wellness, beauty and convenience, resulting in lower sales in non-core categories. We will continue to make adjustments to our front-end merchandise assortments in an effort to further improve our competitive position and profitability.

The west coast economic environment continues to be difficult. Over the past year, U.S. economic growth has improved and unemployment has declined. However, the recovery in California, our primary market, has been more gradual than that of the broader national economy, and the state’s unemployment rate remains above the national average. Higher gasoline prices have also had a significant impact on consumer spending in our markets. We expect these trends to continue throughout fiscal 2006.

Gross Profit

	For the 13 weeks ended
	April 28, 2005	April 29, 2004
	Thousands
Gross Profit (Thousands)	$302,944	$292,957
Gross Profit %	26.3%	25.3%
LIFO Provision (Thousands)	$2,000	$2,000

Gross profit was 26.3% of sales in the first quarter of fiscal 2006, compared to 25.3% in the first quarter of fiscal 2005. The increase was primarily due to better buying practices, a more profitable sales mix, improved inventory management and the increased utilization of generic drugs, which generally have higher gross profit percentages than name-brand drugs.

Continued reductions in prescription drug reimbursement rates from third-party health plans, including government-sponsored plans such as Medi-Cal, partially offset the increase in our gross profit percentage. In addition, pharmacy sales have lower gross profit percentages than front-end sales, and as pharmacy sales continued to grow as a percent of total sales, our overall gross profit as a percent of sales was adversely affected.

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

Our LIFO provision, which is included in cost of sales, was $2 million in the first quarter of fiscal 2006 and fiscal 2005. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Operating and Administrative Expenses

Operating and administrative expenses were 22.5% of sales in the first quarter of fiscal 2006, compared to 21.8% in the first quarter of fiscal 2005. Expenses related to our supply chain improvement efforts and development of our PBM segment and mail-order services to support potential future growth primarily drove the increase in our operating and administrative expense rate. We also experienced a lack of leverage on expenses against lower sales in the first quarter of fiscal 2006 compared to the same period last year.

Depreciation and Amortization

Depreciation and amortization expenses were $21.5 million in the first quarter of fiscal 2006 and 2005. Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels will vary based on the level and timing of our remodel activity. We expect depreciation and amortization expense for fiscal 2006 to be in the range of $87 to $92 million.

Net Interest Expense

Net interest expense was $2.2 million in the first quarter of fiscal 2006, compared to $3.6 million in the first quarter of fiscal 2005. The decrease was primarily due to lower average borrowings in fiscal 2006.

Income Taxes

Our effective income tax rate was 37.9% in the first quarter of fiscal 2006 and 37.6% in the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, pay dividends and repurchase shares of our common stock.

We have a secured $280 million revolving line of credit with a syndication of banks, which expires in August 2009 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured with inventory, accounts receivable and certain intangible assets. As of April 28, 2005, borrowings of $20 million, with a weighted average interest rate of 3.88%, were outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid by the Company without penalty. We pay a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of April 28, 2005 we had $109.7 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 5.85% to 7.85%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $8.9 million as of April 28, 2005 constitute regularly scheduled principal payments, the majority of which are due in the fourth quarter of fiscal 2006.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could adversely affect our ability to manage our cash requirements, and could result in higher interest costs and potentially accelerated repayment requirements. As of April 28, 2005, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $61.8 million in the first quarter of fiscal 2006, compared to $44.2 million in the first quarter of fiscal 2005. Improved management of working capital, primarily receivables, inventory, accounts payable and accrued expenses, favorably affected our operating cash flows by $8.8 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The remainder of the increase was primarily due to higher net income and increased non-cash stock-based compensation expenses.

Investing Cash Flows

Net cash used in investing activities was $14.9 million in the first quarter of fiscal 2006, compared to $22.3 million in the same period last year. The decrease was primarily due to cash receipts of $4.9 million from property dispositions in the first quarter of fiscal 2006. We expect net capital expenditures in fiscal 2006 to be between $120 million and $130 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements. We plan to open or relocate 5 to 10 new stores and remodel up to 40 stores during the year. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash used in financing activities was $44.3 million in the first quarter of fiscal 2006, compared to $7.4 million in the first quarter of fiscal 2005. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments and proceeds from the exercise of stock options.

Net repayments on our revolving line of credit were $20 million in the first quarter of fiscal 2006, compared to borrowings of $10.0 million in the same period last year. We used these borrowings, together with cash flows from operations, to finance capital expenditures, stock repurchases and dividend payments. We also made regularly scheduled principal payments of $4.9 million on our private placement notes in the first quarter of both fiscal 2006 and fiscal 2005.

In the first quarter of fiscal 2006, we repurchased 587,500 shares of our common stock at a total cost of $21.3 million under a share repurchase program authorized by the Board of Directors in March 2003. In the first quarter of fiscal 2005, we repurchased 382,600 shares of our common stock at a total cost of $7.2 million under the same program. We are authorized under this program to repurchase up to 167,140 additional shares of our common stock through January 2009, for a maximum additional expenditure of $4.0 million. In May 2005, the Board of Directors authorized the repurchase of additional shares of our common stock for total consideration up to $150 million through May 2008. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our Board of Directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid quarterly dividends of $0.14 per share, or $5.3 million, in the first quarter of both fiscal years 2006 and 2005.

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

Over the past year, the U.S. economic growth has improved and unemployment has declined. However, the recovery in California, our primary market, has been slower, and the state’s unemployment rate remains above the national average. Higher gasoline prices have also had a significant impact on consumer spending in our markets. Deterioration in economic conditions, particularly in California, could adversely affect our sales and profitability. For example, an increase in unemployment could cause consumers to lose their health insurance, which could in turn adversely affect our pharmacy sales, or a significant increase in prescription co-payments could cause consumers not to buy medications. Further, a decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end sales. Our profit margins are higher on our front-end sales than our pharmacy sales and therefore any decrease in our sales of front-end products would have a disproportionate negative impact on our profitability.

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

The costs of many types of insurance, especially workers’ compensation, employee medical and others have been highly volatile in recent years. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. If our insurance-related costs increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

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

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. A portion of our debt ($20 million at April 28, 2005) bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our Board of Directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (39 basis points on our floating-rate debt as of April 28, 2005) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of April 28, 2005, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to our company would be made known to them on a timely basis.

There have been no changes in our internal controls over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended April 28, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
January 28, 2005 - February 24, 2005	—	—	—	754,640

Month #2
February 25, 2005 - March 31, 2005	—	—	—	754,640

Month #3
April 1, 2005 - April 28, 2005	587,500	$36.18	587,500	167,140

Total	587,500	$36.18	587,500	167,140

(1)	In March 2003, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock through January 2009, for a maximum total purchase price of $50 million. Through April 28, 2005, we repurchased 1,832,860 shares under this authorization at a total cost of $46 million. All of the shares repurchased during the quarter ended April 28, 2005 were under the March 2003 authorization by the Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.

10.1	Form of Restricted Stock Award Agreement for Senior Officers under the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan.*

10.2	Form of Restricted Stock award Agreement for Non-Senior Officers under the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan.*

10.3	Form of Restricted Stock Award Agreement under the Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan.*

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan or arrangement.

**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	REPORTS ON FORM 8-K

On February 4, 2005, we filed a Current Report on Form 8-K related to a press release regarding our January 2005 sales results.

On March 2, 2005, we filed a Current Report on Form 8-K related to a press release regarding our fourth quarter and full year fiscal 2005 financial results and first quarter and full year fiscal 2006 financial projections.

On March 2, 2005 we filed a Current Report on Form 8-K related to our payment of fiscal 2005 bonuses to executive officers and the approval of certain performance-based restricted stock grants and a press release regarding the departure and election of certain members of the Board of Directors.

On March 3, 2005 we filed a Current Report on Form 8-K/A related to options granted to certain executive officers.

On March 4, 2005, we filed a Current Report on Form 8-K related to a press release regarding our February 2005 sales results.

On March 7, 2005 we filed a Current Report on Form 8-K/A related to our payment of fiscal 2005 bonuses to executive officers.

On April 7, 2005, we filed a Current Report on Form 8-K related to a press release regarding our March 2005 sales results.

On April 11, 2005, we filed a Current Report on Form 8-K related to a press release regarding the results of our review of certain lease accounting matters.

On April 14, 2005, we filed a Current Report on Form 8-K related to the approval of fiscal 2006 bonus targets and restricted stock granted to certain executive officers.

On April 18, 2005, we filed a Current Report on Form 8-K related to restricted stock grants to certain executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: June 2, 2005	/s/ S. F. MCCANN
(S. F. McCann) Executive Vice President, Chief Financial Officer and Treasurer

Date: June 2, 2005	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos) Group Vice President—Controller and Assistant Secretary (Principal Accounting Officer)