Form 10-Q
period 2005-07-28
LONGS DRUG STORES CORP
filed 2005-09-01
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 28, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

There were 37,609,000 shares of common stock outstanding as of August 25, 2005.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, pharmacy and front-end sales and gross profits; operating and administrative expenses; depreciation and amortization expense for fiscal 2006; cost reductions; changes in supply chain practices; workers’ compensation costs; liquidity and cash requirements; working capital reductions; the number of store openings, closures and remodels; the level of capital expenditures in fiscal 2006; contractual commitments; third-party sales as a percentage of total pharmacy sales; front-end merchandise assortments; gasoline prices; utilization of generic drugs; continuing reductions in third-party reimbursement levels; development of our pharmacy benefit management segment and mail-order services; and our effective tax rate and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Changes in economic conditions, including economic growth and unemployment levels;

•	Changes in consumer preferences and spending patterns;

•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers and pharmacy benefit management companies;

•	The growth of mail order pharmacies, and changes in some third-party health plans requiring mail order fulfillment of certain medications;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs;

•	The efforts of third-party payers to reduce prescription drug costs;

•	The impact of rising gasoline prices on consumer spending and the economy in general;

•	The effects of war and terrorism on economic conditions and consumer spending patterns;

•	Continued good relationships with our employees;

•	Labor unrest in the same or competitive industries;

•	The success of our advertising and merchandising strategies;

•	Our ability to develop and integrate our pharmacy, mail-order and pharmacy benefit management capabilities to take advantage of future growth opportunities;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Consumer reaction to our remodeled stores;

•	Our relationships with our suppliers;

•	Our ability to obtain adequate insurance coverage;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•	The impact of pending or future litigation;

•	The impact of state and federal budget deficits on government healthcare spending and on economic conditions generally;

•	The impact of Medicare, Medi-Cal and similar government-sponsored health plans on our pharmacy sales and profitability;

•	The effectiveness of workers’ compensation reform efforts, especially in California;

•	Changes in state or federal legislation or regulations affecting our businesses;

•	Our ability to execute our previously announced initiatives;

•	Changes in internal business processes associated with supply chain and other initiatives;

•	Our ability to successfully implement new technology, including a perpetual inventory system;

•	Disruption in our supply chain due to system conversions;

•	Our ability to increase self-distribution, including the construction of a new front-end distribution center;

•	Our ability to improve our purchasing of front-end and pharmacy products;

•	Changes to accounting policies and practices or internal controls; and

•	Other factors discussed in this report under “Risk Factors” and elsewhere or in any of our other SEC filings.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	July 28, 2005	July 29, 2004	July 28, 2005	July 29, 2004
	Thousands Except Per Share Amounts
Sales	$1,157,471	$1,150,482	$2,307,899	$2,310,178
Cost of sales	848,546	855,087	1,696,030	1,721,826

Gross profit	308,925	295,395	611,869	588,352
Operating and administrative expenses	258,477	253,393	517,078	506,416
Depreciation and amortization	21,341	22,253	42,844	43,770
Legal settlements and other disputes, net	—	10,773	—	10,773

Operating income	29,107	8,976	51,947	27,393
Interest expense	2,299	3,692	4,749	7,442
Interest income	(276)	(128)	(575)	(280)

Income before income taxes	27,084	5,412	47,773	20,231
Income taxes	10,292	2,034	18,134	7,606

Net income	$16,792	$3,378	$29,639	$12,625

Earnings per common share:
Basic	$0.45	$0.09	$0.79	$0.34
Diluted	0.44	0.09	0.78	0.34

Dividends per common share	$0.14	$0.14	$0.28	$0.28

Weighted average number of shares outstanding:
Basic	37,507	37,311	37,336	37,163
Diluted	38,565	37,555	38,224	37,398

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	July 28, 2005	July 29, 2004	January 28, 2005
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$55,309	$44,979	$53,890
Pharmacy and other receivables, net	164,300	178,172	158,345
Merchandise inventories, net	445,618	430,702	433,280
Deferred income taxes	43,009	41,089	43,074
Prepaid expenses and other current assets	10,518	9,397	11,990

Total current assets	718,754	704,339	700,579

Property:
Land	106,788	107,053	108,198
Buildings and leasehold improvements	581,566	563,908	577,773
Equipment and fixtures	582,219	555,150	565,161

Total	1,270,573	1,226,111	1,251,132
Less accumulated depreciation	655,854	609,464	632,778

Property, net	614,719	616,647	618,354

Goodwill	82,085	82,085	82,085
Intangible assets, net	6,055	6,546	6,354
Other non-current assets	3,489	3,255	3,791

Total	$1,425,102	$1,412,872	$1,411,163

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$319,330	$283,642	$273,957
Employee compensation and benefits	128,745	118,174	129,214
Taxes payable	56,153	46,261	52,999
Current maturities of debt	8,870	41,870	8,870

Total current liabilities	513,098	489,947	465,040

Long-term debt	100,818	164,688	145,688
Deferred income taxes and other long-term liabilities	65,610	44,772	73,298
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,527,000, 37,370,000 and 37,418,000 shares outstanding	18,763	18,685	18,709
Additional capital	203,265	172,326	180,072
Unearned compensation	(1,584)	(1,784)	(1,528)
Retained earnings	525,132	524,238	529,884

Total stockholders’ equity	745,576	713,465	727,137

Total	$1,425,102	$1,412,872	$1,411,163

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 26 weeks ended
	July 28, 2005	July 29, 2004
	Thousands
Operating Activities:
Net income	$29,639	$12,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,844	43,770
Deferred income taxes and other	(7,321)	(5,866)
Stock awards and options, net	7,557	215
Common stock contribution to benefit plan	5,960	4,144
Changes in assets and liabilities:
Pharmacy and other receivables	(5,955)	(10,429)
Merchandise inventories	(12,338)	46,420
Other assets	1,774	4,385
Current liabilities and other	48,577	(22,996)

Net cash provided by operating activities	110,737	72,268

Investing Activities:
Capital expenditures and acquisitions	(45,365)	(52,378)
Proceeds from property dispositions	5,634	2,177

Net cash used in investing activities	(39,731)	(50,201)

Financing Activities:
Proceeds from (repayments of) line of credit borrowings, net	(40,000)	5,000
Repayments of private placement and other borrowings	(4,870)	(4,870)
Repurchase of common stock	(27,866)	(7,236)
Dividend payments	(10,494)	(10,431)
Proceeds from exercise of stock options	13,643	227

Net cash used in financing activities	(69,587)	(17,310)

Increase in cash and cash equivalents	1,419	4,757
Cash and cash equivalents at beginning of period	53,890	40,222

Cash and cash equivalents at end of period	$55,309	$44,979

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$4,590	$7,432
Cash paid for income taxes	10,043	21,697

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 27, 2005 and the 26 weeks ended July 28, 2005

	Common Stock		Additional Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 29, 2004	37,544	$18,772	$170,321	$(2,525)	$527,353	$713,921
Net income					36,560	36,560
Dividends ($0.56 per share)					(20,948)	(20,948)
Stock contributions to Employee Savings and Profit Sharing Plan	320	160	6,917			7,077
Stock awards, net of forfeitures	2	1	(400)	(267)		(666)
Stock-based compensation expense				1,264		1,264
Stock options exercised	288	144	6,067			6,211
Tax benefit related to stock awards and stock options, net			573			573
Repurchase of common stock	(736)	(368)	(3,406)		(13,081)	(16,855)

Balance at January 27, 2005	37,418	18,709	180,072	(1,528)	529,884	727,137

Net income					29,639	29,639
Dividends ($0.28 per share)					(10,494)	(10,494)
Stock contributions to Employee Savings and Profit Sharing Plan	178	89	5,871			5,960
Stock awards, net of forfeitures	53	25	2,002	(2,571)		(544)
Stock-based compensation expense			1,413	2,515		3,928
Stock options exercised	616	308	13,335			13,643
Tax benefit related to stock awards and stock options, net			4,173			4,173
Repurchase of common stock	(738)	(368)	(3,601)		(23,897)	(27,866)

Balance at July 28, 2005	37,527	$18,763	$203,265	$(1,584)	$525,132	$745,576

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 27, 2005, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended July 28, 2005 and July 29, 2004 are unaudited. The condensed consolidated balance sheet as of January 27, 2005, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 27, 2005. The interim condensed consolidated financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2005.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options:

	For the 13 weeks ended		For the 26 weeks ended
	July 28, 2005	July 29, 2004	July 28, 2005	July 29, 2004
	Thousands, except per share
Net income, as reported	$16,792	$3,378	$29,639	$12,625
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	582	175	2,140	364
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,090)	(987)	(2,745)	(2,031)

Pro forma net income	$16,284	$2,566	$29,034	$10,958

Basic earnings per share:
As reported	$0.45	$0.09	$0.79	$0.34
Pro forma	$0.43	$0.07	$0.78	$0.29
Diluted earnings per share:
As reported	$0.44	$0.09	$0.78	$0.34
Pro forma	$0.42	$0.07	$0.76	$0.29

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

	13 weeks ended		26 weeks ended
	July 28, 2005	July 29, 2004	July 28, 2005	July 29, 2004
	Thousands
Basic weighted average number of shares outstanding	37,507	37,311	37,336	37,163
Effect of dilution from:
Restricted stock awards	97	146	102	150
Stock options	961	98	786	85

Diluted weighted average number of shares outstanding	38,565	37,555	38,224	37,398

The computations of diluted earnings per share excluded 3.0 million stock options for the 13-week period ended July 29, 2004 and 3.1 million stock options for the 26 week period ended July 29, 2004 because the exercise prices of the stock options were greater than or equal to the average share price for the respective periods, and therefore their inclusion would have been anti-dilutive.

4. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $182.3 million as of July 28, 2005, $177.3 million as of July 29, 2004, and $178.3 million as of January 27, 2005. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

5. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to annual impairment testing. The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of July 28, 2005:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,979	$(1,794)	$1,185
Non-compete agreements and other	2-5 years	50	(39)	11

Total		3,029	(1,833)	1,196
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,859	—	4,859

Total		$7,888	$(1,833)	$6,055

As of January 27, 2005:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,020	$(1,502)	$1,518
Non-compete agreements and other	2-5 years	50	(32)	18

Total		3,070	(1,534)	1,536
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,818	—	4,818

Total		$7,888	$(1,534)	$6,354

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for intangible assets with finite useful lives was $0.3 million for each of the 26-week periods ended July 28, 2005 and July 29, 2004. Estimated annual amortization expense on these intangibles for their remaining estimated useful lives is as follows (in thousands):

Fiscal year ending:
2006 (remainder of year)	$311
2007	537
2008	260
2009	88

Total	$1,196

6. Debt

Debt at July 28, 2005 and January 27, 2005 consisted of the following:

	July 28, 2005	January 27, 2005
	Thousands
Secured revolving line of credit, variable interest, expires August 2009	$—	$40,000
Secured private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	109,688	114,558

Total debt	109,688	154,558
Less current maturities	8,870	8,870

Long-term portion	$100,818	$145,688

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of July 28, 2005, the Company was in compliance with the restrictions and limitations included in these provisions.

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

The following is a summary of the Company’s store closure reserves, which are included in long-term liabilities:

	For the 26 weeks ended
	July 28, 2005	July 29, 2004
	Thousands
Reserve balance - beginning of period	$7,011	$9,544
Provision for store closures	—	—
Reserve accretion	18	20
Cash payments for lease related costs, net of sublease income	(1,735)	(1,372)

Reserve balance - end of period	$5,294	$8,192

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Commitments and Contingencies

Rankin v. Longs Drug Stores California, Inc., as amended on January 19, 2005, was originally filed in the Superior Court of California, San Diego County on October 13, 2004. The lawsuit was certified as a class action on July 19, 2005 and alleges that the Company’s employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with the Company during the class period. The Company is vigorously investigating and defending this litigation. Because the case is in the very early stages, the financial impact to the Company, if any, cannot be predicted.

In addition to the lawsuit described above, the Company is subject to various lawsuits and claims arising in the normal course of its businesses. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

9. Stockholders’ Equity

In the first half of fiscal 2006, the Company repurchased 737,500 shares of its outstanding common stock at a total cost of $27.9 million. In the first half of fiscal 2005, the Company repurchased 382,600 shares at a total cost of $7.2 million. These shares were repurchased under two separate programs authorized by the Company’s Board of Directors, in May 2005 and March 2003. Under the May 2005 share repurchase program, the Company is authorized to repurchase additional shares of its outstanding common stock for a maximum additional expenditure of $147.4 million. The Company has completed the March 2003 share repurchase program.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of July 28, 2005, the retail drug store segment operated 473 retail stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy; and one mail order pharmacy under the name American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management and claims administration.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize significant financial information by segment:

	For the 13 weeks ended		For the 26 weeks ended
	July 28, 2005	July 29, 2004	July 28, 2005	July 29, 2004
	Thousands
Sales:
Retail Drug Stores	$1,147,895	$1,142,129	$2,288,715	$2,293,884
Pharmacy Benefit Management	9,576	8,353	19,184	16,294

Consolidated Totals	$1,157,471	$1,150,482	$2,307,899	$2,310,178

Operating Income:
Retail Drug Stores	$26,252	$5,700	$46,189	$20,914
Pharmacy Benefit Management	2,855	3,276	5,758	6,479

Consolidated Totals	$29,107	$8,976	$51,947	$27,393

	July 28, 2005	July 29, 2004	January 27, 2005
	Thousands
Total Assets:
Retail Drug Stores	$1,322,155	$1,332,192	$1,325,307
Pharmacy Benefit Management	104,525	82,022	87,259
Inter-segment Eliminations	(1,578)	(1,342)	(1,403)

Consolidated Totals	$1,425,102	$1,412,872	$1,411,163

Consolidated total sales include the following product and service types:

	For the 13 weeks ended		For the 26 weeks ended
	July 28, 2005	July 29, 2004	July 28, 2005	July 29, 2004
	Thousands
Pharmacy sales	$554,813	$540,667	$1,119,229	$1,090,719
Front-end sales	593,082	601,462	1,169,486	1,203,165
Pharmacy benefit management revenues	9,576	8,353	19,184	16,294

Consolidated total sales	$1,157,471	$1,150,482	$2,307,899	$2,310,178

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and the related notes. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion and under “Risk Factors” and elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Sales

	For the 13 weeks ended		For the 26 weeks ended
	July 28, 2005	July 29, 2004	July 28, 2005	July 29, 2004
Sales (Thousands)	$1,157,471	$1,150,482	$2,307,899	$2,310,178
Sales Growth (Decline) over Same Period in Previous Year	0.6%	3.7%	(0.1)%	4.4%
Same-Store Sales Growth (Decline)	0.3%	2.2%	(0.5)%	2.5%
Pharmacy Sales Growth	2.6%	4.9%	2.6%	5.9%
Same-Store Pharmacy Sales Growth	2.4%	3.2%	2.4%	3.4%
Pharmacy as a % of Total Retail Drug Store Sales	48.3%	47.3%	48.9%	47.5%
% of Pharmacy Sales Covered by Third Party Health Plans	92.7%	91.9%	92.6%	91.8%
Front-End Sales Growth (Decline)	(1.4)%	2.4%	(2.8)%	2.9%
Same-Store Front-End Sales Growth (Decline)	(1.6)%	1.4%	(3.0)%	1.6%
Front-End as a % of Total Retail Drug Store Sales	51.7%	52.7%	51.1%	52.5%

Thirteen Weeks Ended July 28, 2005 versus Thirteen Weeks Ended July 29, 2004

Sales increased 0.6% in the second quarter of fiscal 2006 from the same quarter of fiscal 2005, and same-store sales increased 0.3%. Higher mail-order sales and pharmacy benefit management (“PBM”) revenues also contributed to total sales growth.

Pharmacy sales increased 2.6% in the second quarter of fiscal 2006 over the same quarter last year, with same-store pharmacy sales increasing 2.4%. Same-store prescription volumes increased, partially due to a strong allergy season, improved employment statistics in our primary markets and certain pharmacy marketing initiatives we have undertaken. The average retail price per prescription also increased, but at a lower rate than in recent years, due in part to the increased utilization of lower-priced, high-volume generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 2.5 percentage points. We expect that our pharmacy sales will continue to increase as a result of several industry trends, including an aging U.S. population consuming a greater number of prescription drugs, the growing use of prescription drugs as preventive therapy by healthcare providers and the introduction of newer and more expensive drugs. Factors that could offset these trends include continuing increases in utilization of generic drugs, increasing competition and rising prescription drug costs, which could cause consumers to reduce their purchases of prescription drugs or third-party health plans to reduce their coverage of prescription drug costs for their members.

Pharmacy sales were 48.3% of total drug store sales in the second quarter of fiscal 2006, compared to 47.3% in the second quarter of fiscal 2005. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 92.7% of our pharmacy sales in the second quarter of fiscal 2006, compared to 91.9% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans. The scheduled addition of a prescription drug benefit to Medicare in January 2006 could further increase third-party sales as a percentage of total pharmacy sales.

Front-end sales decreased 1.4% in the second quarter of fiscal 2006 from the same quarter last year, with same-store front-end sales decreasing 1.6%. As part of our efforts to improve our merchandise offering, we have shifted our front-end merchandise mix toward our core categories of health, wellness, beauty and convenience, resulting in lower sales in non-core categories. We will continue to make adjustments to our front-end merchandise assortments in an effort to further improve our competitive position and profitability.

The west coast economic environment continued to improve during the quarter, with economic growth increasing and unemployment falling. However, the recovery in California, our primary market, has been more gradual than that of the broader national economy, and the state’s unemployment rate remains above the national average. Higher gasoline prices have also had a significant impact on consumer spending in our markets. We expect these trends to continue throughout fiscal 2006.

Twenty-Six Weeks Ended July 28, 2005 versus Twenty-Six Weeks Ended July 29, 2004

Sales decreased 0.1% in the first half of fiscal 2006 from the same period of fiscal 2005, with same-store sales decreasing 0.5%. Higher mail order sales and PBM revenues partially offset the decline in same-store sales.

Pharmacy sales increased 2.6% in the first half of fiscal 2006 over the same period last year, with same-store pharmacy sales increasing 2.4%. The increase in same-store pharmacy sales was driven by an increase in both prescription volumes and the average retail price per prescription. The increase in prescription volumes was due to a strong allergy season, improved employment statistics in our primary markets and certain pharmacy marketing initiatives we have undertaken.

Pharmacy sales were 48.9% of total drug store sales in the first half of fiscal 2006, compared to 47.5% in the same period of fiscal 2005. Third-party health plans covered 92.6% of our pharmacy sales in the first half of fiscal 2006, compared to 91.8% in the same period last year.

Front-end sales decreased 2.8% in the first half of fiscal 2006 from the same period last year, with same-store front-end sales decreasing 3.0%. The decline in same-store front-end sales was primarily due to lower sales in non-core categories as a result of adjustments to our front-end merchandise mix, in addition to a strike against three major grocery chains in Southern California that ended in the first quarter of fiscal 2005, which favorably affected last year’s front-end sales.

Gross Profit

	For the 13 weeks ended		For the 26 weeks ended
	July 28, 2005	July 29, 2004	July 28, 2005	July 29, 2004
	Thousands
Gross Profit (Thousands)	$308,925	$295,395	$611,869	$588,352
Gross Profit %	26.7%	25.7%	26.5%	25.5%
LIFO Provision (Thousands)	$2,000	$2,500	$4,000	$4,500

Thirteen Weeks Ended July 28, 2005 versus Thirteen Weeks Ended July 29, 2004

Gross profit was 26.7% of sales in the second quarter of fiscal 2006, compared to 25.7% in the second quarter of fiscal 2005. The increase was primarily due to improvements resulting from more centralized merchandising, increased utilization of lower-priced, higher-margin generic drugs, better buying practices and lower distribution costs.

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

Our LIFO provision, which is included in cost of sales, was $2.0 million in the second quarter of fiscal 2006 and $2.5 million in the second quarter of fiscal 2005. The decrease, which positively affected our gross profit, was primarily due to lower net inflation compared to last year. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Twenty-Six Weeks Ended July 28, 2005 versus Twenty-Six Weeks Ended July 29, 2004

Gross profit was 26.5% of sales in the first half of fiscal 2006, compared to 25.5% in the same period of fiscal 2005. The increase was primarily due to improvements resulting from more centralized merchandising, better buying practices, a more profitable sales mix, improved inventory management, lower distribution costs and increased utilization of generic drugs. Continued reductions in prescription drug reimbursement rates from third-party health plans and higher pharmacy sales as a percentage of total sales partially offset the increase in our gross profit percentage.

Our LIFO provision, which is included in cost of sales, was $4.0 million in the second half of fiscal 2006 and $4.5 million in the second half of fiscal 2005. The decrease, which positively affected our gross profit, was primarily due to lower net inflation compared to last year.

Operating and Administrative Expenses

Thirteen Weeks Ended July 28, 2005 versus Thirteen Weeks Ended July 29, 2004

Operating and administrative expenses were 22.3% of sales in the second quarter of fiscal 2006, compared to 22.0% in the second quarter of fiscal 2005. The increased expense rate related primarily to compensation and the development of our PBM segment to support potential future growth. We expect these trends to continue for the remainder of fiscal 2006.

A decrease in self-insurance expenses, primarily workers’ compensation, partially offset the increase in our operating and administrative expense rate in the second quarter of fiscal 2006. This decrease included a $3.5 million adjustment to our self-insurance reserves based on a third-party actuarial study. The decrease in our insurance-related expenses, including the actuarial reserve adjustments, primarily reflected a decline in workers’ compensation claims and lower costs per claim. These improvements are a result of our focus on developing our company’s safety culture in an effort to reduce the number of work related injuries, combined with recent changes in California’s workers’ compensation laws. We expect these factors to continue to favorably affect our self-insurance expenses.

Twenty-Six Weeks Ended July 28, 2005 versus Twenty-Six Weeks Ended July 29, 2004

Operating and administrative expenses were 22.4% of sales in the first half of fiscal 2006, compared to 21.9% in the same period of fiscal 2005. The increased expense rate related primarily to compensation, our supply chain improvement efforts and development of our PBM segment and mail-order services to support potential future growth. These increases were partially offset by decreases in our self-insurance expenses, primarily workers’ compensation. We also experienced a lack of leverage on expenses against lower sales in the first half of fiscal 2006 compared to the same period last year.

Depreciation and Amortization

Depreciation and amortization expenses were $21.3 million and $42.8 million in the second quarter and first half of fiscal 2006, compared to $22.3 million and $43.8 million in the same periods of fiscal 2005. Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels will vary based on the level and timing of our remodel activity. We expect depreciation and amortization expense for fiscal 2006 to be in the range of $85 to $90 million.

Legal Settlements and Other Disputes

In the second quarter of fiscal 2005, we recorded a charge of $11.6 million for the total cost of the settlement of two purported class action lawsuits relating to the calculation of earned overtime wages for certain of our former and current store managers and assistant store managers in California. The lawsuits alleged that we improperly classified such employees as exempt under California’s wage and hour laws. We denied all liability in these cases, but agreed to the settlement in order to resolve the plaintiffs’ claims while avoiding protracted litigation.

In the second quarter of fiscal 2005, we also recorded a gain of $0.8 million from the favorable settlement of a separate, unrelated class action lawsuit, for which we had filed a claim as a member of the plaintiff class, which alleged unlawful price fixing and market allocation by certain vitamin manufacturers. The combined net charge resulting from these two settlements was $10.8 million.

Net Interest Expense

Net interest expense was $2.0 million and $4.2 million in the second quarter and first six months of fiscal 2006, compared to $3.6 million and $7.2 million in the same periods last year. The decrease in the second quarter and first half of fiscal 2006 from the same periods last year was due primarily to lower average borrowings in fiscal 2006, partially offset by higher average interest rates.

Income Taxes

Our effective income tax rate was 38.0% in the second quarter and first half of fiscal 2006 and 37.6% in the same periods of fiscal 2005. The increase reflects higher projected pre-tax income in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured $280 million revolving line of credit with a syndication of banks, which expires in August 2009 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured with inventory, accounts receivable and certain intangible assets. As of July 28, 2005, no borrowings were outstanding on our secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of July 28, 2005 we had $109.7 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 5.85% to 7.85%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $8.9 million as of July 28, 2005 constitute regularly scheduled principal payments, the majority of which are due in the fourth quarter of fiscal 2006.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could adversely affect our ability to manage our cash requirements, and could result in higher interest costs and potentially accelerated repayment requirements. As of July 28, 2005, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $110.7 million in the first half of fiscal 2006, compared to $72.3 million in the first half of fiscal 2005. The increase in our operating cash flows was primarily due to higher net income and improved management of working capital, primarily receivables, accounts payable and accrued expenses.

Investing Cash Flows

Net cash used in investing activities was $39.7 million in the first half of fiscal 2006, compared to $50.2 million in the same period last year. We opened one new store and remodeled 24 stores in the first half of fiscal 2006, and we opened one new store and remodeled 22 stores in the first half of last year. We plan to open or relocate 5 to 10 new stores and remodel up to 40 stores during the year. We are also constructing a new front-end distribution center in Patterson, California, scheduled for completion in the fall of fiscal 2007. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses. We expect net capital expenditures in fiscal 2006 to be between $135 million and $145 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements, and the purchase and construction of a new front-end distribution center.

Financing Cash Flows

Net cash used in financing activities was $69.6 million in the first half of fiscal 2006, compared to $17.3 million in the first half of fiscal 2005. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments and proceeds from the exercise of stock options.

Net repayments on our revolving line of credit were $40 million in the first half of fiscal 2006, compared to borrowings of $5.0 million in the same period last year. We use our revolving line of credit borrowings, together with cash flows from operations, to finance capital expenditures, stock repurchases and dividend payments. We also made regularly scheduled principal payments of $4.9 million on our private placement notes in the first half of both fiscal 2006 and fiscal 2005.

In the first half of fiscal 2006, we repurchased 737,500 shares of our outstanding common stock at a total cost of $27.9 million. In the first quarter of fiscal 2005, we repurchased 382,600 shares of our common stock at a total cost of $7.2 million. These shares were repurchased under two separate programs authorized by our Board of Directors, in May 2005 and March 2003. Under the May 2005 program, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of $147.4 million. We have completed the March 2003 share repurchase program. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our Board of Directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid dividends of $0.28 per share, or $10.5 million in the first half of fiscal 2006 and $10.4 million in the first half of fiscal 2005.

RISK FACTORS

You should carefully read the following risk factors.

We are currently undertaking significant organizational changes, including new supply chain systems and processes and increased self-distribution. If we are unable to successfully implement these changes, they may adversely impact our future productivity and profitability.

We are currently undertaking a series of initiatives designed to help us respond to the changing needs of our customers while improving our productivity and profitability. These initiatives include a program to upgrade our supply chain through technology systems changes and construction of a new 800,000 square foot distribution facility for front-end merchandise. For example, in the second quarter of fiscal 2006, we implemented a new procurement and allocation system that is integrated with our distribution management and retail merchandise systems. Such organizational changes are complex and could cause disruptions that would adversely affect our sales, gross profit and operating and administrative expenses. Our ability to successfully implement these changes, which are significant to our operations and business, is critical to our future profitability. We may not be able to execute these changes successfully and without significant disruption to our business. If we are not successful, we may not achieve the expected benefits from these initiatives, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets. We may also determine that additional investment is required to bring our supply chain and related systems to their desired state; this could result in a significant additional investment of time and money and increased implementation risk.

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

We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers, many of whom are aggressively expanding in markets we serve. In addition, competition from mail order pharmacies is rapidly intensifying, and some third-party health plans require mail-order fulfillment of certain medications. In the PBM industry, our competitors include large national and regional PBMs and insurance companies and managed care providers, some of which are owned by or have affiliations with our retail drug store competitors. Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reduce prices, purchase more effectively and increase customer service to remain competitive. We may not be able to continue to compete effectively in our markets or increase our sales volume or margins in response to further increased competition.

Reductions in third-party, including government, reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a significant effect on our sales and gross profits.

We are wholly or partially reimbursed by third-party health plans for more than 90% of all the prescription drugs that we sell. Pharmacy sales reimbursed by third parties have lower gross margins than non third-party pharmacy sales, and third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, government-sponsored health plans such as Medicare and Medicaid are making continuing efforts to reduce their costs, including prescription drug reimbursements. For example, last year the State of California adopted a budget that reduced Medi-Cal reimbursements to health care providers, including pharmacies. If third-party health plans, including government-sponsored plans, continue to reduce their reimbursement levels, our sales and gross profits could be significantly adversely affected. In addition, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 included new prescription drug benefits and discounts for Medicare participants that will become effective January 1, 2006. These changes are expected to result in lower reimbursement levels for services provided to Medicare and Medicaid participants. If our business strategy relative to these Medicare reforms is not successful, we may be unable to mitigate the resulting negative impact on our sales and gross profits.

Structural changes in the retail pharmacy and related industries could adversely affect our sales and profitability.

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

We have recently made and are continuing to make significant investments in our stores in an effort to increase our sales and profitability. These investments include the installation of new digital photo equipment, pharmacy and other technology, and remodels and other improvements to some existing stores. These investments require significant capital expenditures and human effort and are largely unprecedented at our company. We are uncertain about consumer reaction to these changes and therefore these investments may not result in increased sales and profitability. A failure to increase our sales and profitability would adversely affect our results of operations, financial condition and cash flows.

If our insurance-related costs increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

The costs of many types of insurance and self-insurance, especially workers’ compensation, employee medical and others have been highly volatile in recent years. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. If our insurance-related costs increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be adversely affected.

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

Our industry is continuing to experience a shortage of licensed pharmacists in the markets in which we operate. If we are unable to attract and retain pharmacists, our business could be adversely affected. In order to mitigate this risk we have established centralized prescription fill centers, including one that we operate under a joint venture with AmerisourceBergen, and have also installed robotic prescription fill equipment in many of our pharmacies. The success of these efforts, which at this time is uncertain, is important to our ability to address the shortage of pharmacists, but additional efforts may be necessary to address this business issue. Other options may be costly, and could adversely affect our results of operations, financial condition and cash flows.

We are subject to governmental regulations, procedures and requirements. Our noncompliance with, or a significant change in, these regulations could have a material adverse effect on us.

Our pharmacy and PBM businesses are subject to numerous federal, state and local regulations, many of which are new and developing. These include, but are not limited to, local registrations and regulatory agencies of pharmacies in the states where our pharmacies are located and applicable Medicare and Medicaid regulations. In addition, the Health Insurance Portability and Accountability Act, or HIPAA, imposes certain requirements regarding the protection of confidential patient medical records and other information. Compliance with these regulations, particularly HIPAA, requires that we implement complex changes to our systems and processes. Failure to adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties. Furthermore, any new federal or state regulations or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

Should a product liability issue arise, inadequate insurance coverage against such risks or inability to maintain such insurance may result in a material adverse effect on our business.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products and are significantly dependent upon suppliers to provide safe, government-approved and non-counterfeit products. Should a product liability issue arise, the coverage limits under our insurance programs may not be adequate to protect us against future claims. In addition, we may not be able to maintain this insurance on acceptable terms in the future and damage to our reputation in the event of a product liability issue may have a material adverse effect on our business.

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

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which no borrowings were outstanding as of July 28, 2005, bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our Board of Directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (10 basis points on our floating-rate debt as of July 28, 2005) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

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

As of July 28, 2005, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to our company would be made known to them on a timely basis.

In the second quarter of fiscal 2006, as part of an initiative to upgrade our supply chain systems and processes, we implemented a new procurement and allocation system that is integrated with our distribution management and retail merchandise systems. We have designed internal controls to prevent and detect material financial statement errors resulting from the implementation process and subsequent application of the new system. We conducted pre-implementation testing and continue to perform post-implementation reviews to ensure that such controls were properly designed and are operating effectively.

There have been no other changes in our internal controls over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

Rankin v. Longs Drug Stores California, Inc., as amended on January 19, 2005, was originally filed in the Superior Court of California, San Diego County on October 13, 2004. The lawsuit was certified as a class action on July 19, 2005 and alleges that our employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with us during the class period. We are vigorously investigating and defending this litigation. Because the case is in the very early stages, the financial impact to us, if any, cannot be predicted.

In addition to the lawsuit described above, we are subject to various lawsuits and claims arising in the normal course of our businesses. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on our consolidated financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended July 28, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
April 29, 2005 - May 26, 2005	—	—	—	$154.0 million
Month #2
May 27, 2005 - June 30, 2005	55,000	$43.17	55,000	$151.6 million
Month #3
July 1, 2005 - July 28, 2005	95,000	$44.29	95,000	$147.4 million

Total	150,000	$43.88	150,000

(1)	These shares were repurchased under two separate programs authorized by our Board of Directors, in May 2005 and March 2003. In May 2005, our Board of Directors authorized the repurchase of shares of our common stock for total consideration up to $150.0 million through May 2008. In March 2003, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our common stock through January 2009, for total consideration up to $50.0 million. Under the May 2005 share repurchase program, we are authorized to repurchase additional shares of our common stock for a maximum additional expenditure of $147.4 million. We have completed the March 2003 share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our annual meeting of stockholders, which was held on May 24, 2005 in Walnut Creek, California.

		For	Withheld
1.	The election of directors:
	L. T. Barnes	30,506,023	4,563,147
	M. H. Dashe	29,666,295	5,402,875
	D. A Tanoue	29,763,620	5,300,550

Other directors whose terms of office as directors continued after the annual meeting are:

W. F. Bryant	M. M. Metz	D. L. Sorby
R. M. Long	H. R. Somerset	A. G. Wagner

		For	Against	Abstained	Broker Non-Votes
2.	Approval of the amendment and restatement of the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan:	19,364,639	10,386,732	726,797	4,591,002
3.	Ratification of Deloitte & Touche LLP, our Independent Auditors, for fiscal year ending January 26, 2006:	33,297,285	1,625,681	146,203	—
4.	Stockholder proposal regarding annual election of directors	20,182,280	8,572,064	1,723,824	4,591,002

Item 6.	Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.
31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	REPORTS ON FORM 8-K

On May 5, 2005, we filed a Current Report on Form 8-K related to a press release regarding our April 2005 sales results.

On May 18, 2005, we filed a Current Report on Form 8-K related to a press release regarding our first quarter of fiscal 2006 financial results and second quarter and full year fiscal 2006 financial projections.

On May 24, 2005, we filed a Current Report on Form 8-K related to a press release announcing a new $150 million share repurchase program.

On May 24, 2005, we filed a Current Report on Form 8-K related to a press release announcing a cash dividend, a new $150 million share repurchase program and preliminary proxy results from our 2005 Annual Meeting of Stockholders.

On June 2, 2005, we filed a Current Report on Form 8-K related to a press release regarding our May 2005 sales results.

On July 6, 2005, we filed a Current Report on Form 8-K related to a press release announcing plans to construct a new distribution center in Patterson, California.

On July 7, 2005, we filed a Current Report on Form 8-K related to a press release regarding our June 2005 sales results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION
(Registrant)

Date: September 1, 2005	/s/ S. F. MCCANN
(S. F. McCann)
Executive Vice President, Chief Financial Officer and Treasurer

Date: September 1, 2005	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos)
Group Vice President—Controller and Assistant Secretary (Principal Accounting Officer)