Form 10-Q
period 2005-10-27
LONGS DRUG STORES CORP
filed 2005-12-01
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 27, 2005

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

Yes ☐   No ☒

There were 37,463,000 shares of common stock outstanding as of November 24, 2005.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, pharmacy and front-end sales and gross profits; operating and administrative expenses; depreciation and amortization expense; cost reductions; changes in supply chain practices; workers’ compensation costs; liquidity and cash requirements; working capital reductions; the number of store openings, closures and remodels; the level of capital expenditures; contractual commitments; third-party sales as a percentage of total pharmacy sales; front-end merchandise assortments; gasoline prices; utilization of generic drugs; continuing reductions in third-party reimbursement levels; and development of our pharmacy benefit management segment and mail-order services and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Changes in economic conditions, including economic growth and unemployment levels;

•	Changes in consumer preferences and spending patterns;

•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers and pharmacy benefit management companies;

•	The growth of mail order pharmacies, and changes in some third-party health plans requiring mail order fulfillment of certain medications;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs;

•	The efforts of third-party payers to reduce prescription drug costs;

•	The impact of rising gasoline prices on consumer spending and the economy in general;

•	The effects of war and terrorism on economic conditions and consumer spending patterns;

•	Continued good relationships with our employees;

•	Labor unrest in the same or competitive industries;

•	The success of our advertising and merchandising strategies;

•	Our ability to develop and integrate our pharmacy, mail-order and pharmacy benefit management capabilities to take advantage of future growth opportunities;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Consumer reaction to our remodeled stores;

•	Our relationships with our suppliers;

•	Our ability to obtain adequate insurance coverage;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•	The impact of pending or future litigation;

•	The impact of state and federal budget deficits on government healthcare spending and on general economic conditions;

•	The impact of Medicare, Medi-Cal and similar government-sponsored health plans on our pharmacy sales and profitability;

•	The effect of the scheduled addition of a prescription drug benefit to Medicare on our drug store and pharmacy benefit management revenues and profitability;

•	The effectiveness of workers’ compensation reform efforts, especially in California;

•	Changes in state or federal legislation or regulations affecting our businesses;

•	Our ability to execute our previously announced initiatives;

•	Changes in internal business processes associated with supply chain and other initiatives;

•	Our ability to successfully implement new technology, including a perpetual inventory system;

•	Disruption in our supply chain due to system conversions;

•	Our ability to increase self-distribution, including the construction of a new front-end distribution center;

•	Our ability to improve our purchasing of front-end and pharmacy products;

•	Changes to accounting policies and practices or internal controls; and

•	Other factors discussed in this report under “Risk Factors” and elsewhere or in any of our other SEC filings.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	October 27, 2005	October 28, 2004	October 27, 2005	October 28, 2004
	Thousands Except Per Share Amounts
Sales	$1,120,384	$1,100,897	$3,428,283	$3,411,075
Cost of sales	831,647	813,185	2,527,677	2,535,011

Gross profit	288,737	287,712	900,606	876,064
Operating and administrative expenses	252,623	254,487	769,701	760,903
Depreciation and amortization	20,713	20,748	63,557	64,518
Legal settlements and other disputes, net	—	—	—	10,773

Operating income	15,401	12,477	67,348	39,870
Interest expense	2,071	3,589	6,820	11,031
Interest income	(223)	(126)	(798)	(406)

Income before income taxes	13,553	9,014	61,326	29,245
Income taxes	4,608	2,785	22,742	10,391

Net income	$8,945	$6,229	$38,584	$18,854

Earnings per common share:
Basic	$0.24	$0.17	$1.03	$0.51
Diluted	0.23	0.17	1.01	0.50
Dividends per common share	$0.14	$0.14	$0.42	$0.42
Weighted average number of shares outstanding:
Basic	37,382	37,252	37,351	37,193
Diluted	38,393	37,577	38,280	37,457

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	October 27, 2005	October 28, 2004	January 27, 2005
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$39,987	$67,093	$53,890
Pharmacy and other receivables, net	168,459	160,373	158,345
Merchandise inventories, net	499,958	476,979	433,280
Deferred income taxes	41,883	38,798	43,074
Prepaid expenses and other current assets	11,688	13,253	11,990

Total current assets	761,975	756,496	700,579

Property:
Land	111,096	108,074	108,198
Buildings and leasehold improvements	583,300	573,041	577,773
Equipment and fixtures	592,604	559,165	565,161

Total	1,287,000	1,240,280	1,251,132
Less accumulated depreciation	667,374	621,357	632,778

Property, net	619,626	618,923	618,354

Goodwill	82,085	82,085	82,085
Intangible assets, net	5,953	6,378	6,354
Other non-current assets	13,560	4,069	3,791

Total	$1,483,199	$1,467,951	$1,411,163

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$370,357	$320,419	$273,957
Employee compensation and benefits	121,415	115,970	129,214
Taxes payable	57,194	36,248	52,999
Current maturities of debt	8,870	41,870	8,870

Total current liabilities	557,836	514,507	465,040

Long-term debt	116,818	175,688	145,688
Deferred income taxes and other long-term liabilities	63,828	57,961	73,298
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,428,000, 37,600,000 and 37,418,000 shares outstanding	18,714	18,800	18,709
Additional capital	209,391	177,614	180,072
Unearned compensation	(1,214)	(1,846)	(1,528)
Retained earnings	517,826	525,227	529,884

Total stockholders’ equity	744,717	719,795	727,137

Total	$1,483,199	$1,467,951	$1,411,163

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 39 weeks ended
	October 27, 2005	October 28, 2004
	Thousands
Operating Activities:
Net income	$38,584	$18,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,557	64,518
Deferred income taxes and other	(9,169)	9,143
Stock awards and options, net	9,948	566
Common stock contribution to benefit plan	8,105	6,554
Changes in assets and liabilities:
Pharmacy and other receivables	(10,114)	3,577
Merchandise inventories	(66,678)	143
Other assets	949	(285)
Current liabilities and other	90,628	1,662

Net cash provided by operating activities	125,810	104,732

Investing Activities:
Capital expenditures and acquisitions	(78,037)	(75,058)
Proceeds from property dispositions	6,251	6,167

Net cash used in investing activities	(71,786)	(68,891)

Financing Activities:
Proceeds from (repayments of) line of credit borrowings, net	(20,000)	20,000
Repayments of private placement and other borrowings	(8,870)	(8,870)
Repurchase of common stock	(40,655)	(7,236)
Proceeds from exercise of stock options	17,356	2,807
Dividend payments	(15,758)	(15,671)

Net cash used in financing activities	(67,927)	(8,970)

Increase (decrease) in cash and cash equivalents	(13,903)	26,871
Cash and cash equivalents at beginning of period	53,890	40,222

Cash and cash equivalents at end of period	$39,987	$67,093

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$7,002	$10,667
Cash paid for income taxes	18,233	21,613

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 27, 2005 and the 39 weeks ended October 27, 2005

	Common Stock		Additional Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 29, 2004	37,544	$18,772	$170,321	$(2,525)	$527,353	$713,921
Net income					36,560	36,560
Dividends ($0.56 per share)					(20,948)	(20,948)
Stock contributions to Employee Savings and Profit Sharing Plan	320	160	6,917			7,077
Stock awards, net of forfeitures	2	1	(400)	(267)		(666)
Stock-based compensation expense				1,264		1,264
Stock options exercised	288	144	6,067			6,211
Tax benefit related to stock awards and stock options, net			573			573
Repurchase of common stock	(736)	(368)	(3,406)		(13,081)	(16,855)

Balance at January 27, 2005	37,418	18,709	180,072	(1,528)	529,884	727,137

Net income					38,584	38,584
Dividends ($0.42 per share)					(15,758)	(15,758)
Stock contributions to Employee Savings and Profit Sharing Plan	228	114	7,991			8,105
Stock awards, net of forfeitures	41	20	1,617	(2,544)		(907)
Stock-based compensation expense			2,292	2,858		5,150
Stock options exercised	783	392	16,964			17,356
Tax benefit related to stock awards and stock options, net			5,705			5,705
Repurchase of common stock	(1,042)	(521)	(5,250)		(34,884)	(40,655)

Balance at October 27, 2005	37,428	$18,714	$209,391	$(1,214)	$517,826	$744,717

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 27, 2005, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended October 27, 2005 and October 28, 2004 are unaudited. The condensed consolidated balance sheet as of January 27, 2005, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 27, 2005. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim condensed consolidated financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2005.

2. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 (the Company’s fiscal year ending January 25, 2007). The Company currently uses the intrinsic value method of accounting for stock-based employee compensation, in accordance with the provisions of APB No. 25 (see Note 3). Adoption of SFAS No. 123R will therefore result in an increase in reported operating and administrative expenses, primarily for employee stock options, and thus a decrease in net income and earnings per share. The magnitude of the effect will depend on the nature and extent of the Company’s stock-based compensation programs.

In October 2005, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP No. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as expense. FSP No. FAS 13-1 is effective as of the first reporting period beginning after December 15, 2005 (the first quarter of the Company’s fiscal year ending January 25, 2007), and may also be applied to previous periods retrospectively upon adoption. The Company currently capitalizes rent incurred during initial construction of store properties or related improvements and includes these costs in buildings and leasehold improvements. Adoption of FSP No. FAS 13-1 will therefore result in an increase in reported operating and administrative expenses for rental costs incurred during the construction period, offset by a decrease in reported expenses for the remainder of the lease term. The magnitude of the effect will depend on the number and timing of new store openings. At this time, management expects that the adoption of FSP No. FAS 13-1 will not have a material impact on the Company’s consolidated financial statements.

3. Stock-Based Compensation

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

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options:

	For the 13 weeks ended		For the 39 weeks ended
	October 27, 2005	October 28, 2004	October 27, 2005	October 28, 2004
	Thousands, except per share
Net income, as reported	$8,945	$6,229	$38,584	$18,854
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	596	122	2,735	487
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,954)	(980)	(4,699)	(3,011)

Pro forma net income	$7,587	$5,371	$36,620	$16,330

Basic earnings per common share:
As reported	$0.24	$0.17	$1.03	$0.51
Pro forma	$0.20	$0.14	$0.98	$0.44
Diluted earnings per common share:
As reported	$0.23	$0.17	$1.01	$0.50
Pro forma	$0.20	$0.14	$0.96	$0.44

4. Earnings Per Share

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

	13 weeks ended		39 weeks ended
	October 27, 2005	October 28, 2004	October 27, 2005	October 28, 2004
	Thousands
Basic weighted average number of shares outstanding	37,382	37,252	37,351	37,193
Effect of dilution from:
Restricted stock awards	91	142	98	146
Stock options	920	183	831	118

Diluted weighted average number of shares outstanding	38,393	37,577	38,280	37,457

The computations of diluted earnings per share excluded 0.5 million stock options for the 13-week period ended October 28, 2004 and 2.2 million stock options for the 39-week period ended October 28, 2004 because the exercise prices of the stock options were greater than or equal to the average share price for the respective periods, and therefore their inclusion would have been anti-dilutive.

5. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $182.8 million as of October 27, 2005, $177.8 million as of October 28, 2004, and $178.3 million as of January 27, 2005. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Goodwill, Intangible Assets and Other Non-Current Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to impairment testing annually or more frequently if events or changes in circumstances warrant. The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		Thousands
As of October 27, 2005:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,979	$(1,950)	$1,029
Non-compete agreements and other	2-5 years	50	(41)	9

Total		3,029	(1,991)	1,038
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,915	—	4,915

Total		$7,944	$(1,991)	$5,953

As of January 27, 2005:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,020	$(1,502)	$1,518
Non-compete agreements and other	2-5 years	50	(32)	18

Total		3,070	(1,534)	1,536
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,818	—	4,818

Total		$7,888	$(1,534)	$6,354

Amortization expense for intangible assets with finite useful lives was $159 thousand for the 13-week period ended October 27, 2005 and $498 thousand for the 39-week period ended October 27, 2005 and $168 thousand for the 13-week period ended October 28, 2004 and $667 thousand for the 39-week period ended October 28, 2004. Estimated annual amortization expense on these intangibles for their remaining estimated useful lives is as follows (in thousands):

Fiscal year ending:
2006 (remainder of year)	$152
2007	537
2008	261
2009	88

Total	$1,038

As of October 27, 2005, other non-current assets included assets held for sale (primarily land, buildings and related improvements) with a net carrying value of $10.4 million related to the Company’s front-end distribution center in Lathrop, California. The Company is currently constructing a new front-end distribution center in Patterson, California, scheduled for completion in the summer of fiscal 2007, and plans to vacate its Lathrop distribution center when the Patterson distribution center is fully operational. Management expects to sell the Lathrop distribution center assets within the next 12 months, and such sale will likely include a leaseback provision to allow for the Company’s continued operation of the Lathrop distribution center for a reasonable period until such time as the Patterson distribution center is fully operational. Management further expects to fully recover the net carrying value of the assets held for sale.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

Debt at October 27, 2005 and January 27, 2005 consisted of the following:

	October 27, 2005	January 27, 2005
	Thousands
Secured revolving line of credit, variable interest (weighted average rate of 5.24% as of October 27, 2005), expires August 2009	$20,000	$40,000
Secured private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	105,688	114,558

Total debt	125,688	154,558
Less current maturities	8,870	8,870

Long-term portion	$116,818	$145,688

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of October 27, 2005, the Company was in compliance with the restrictions and limitations included in these provisions.

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

The following is a summary of the Company’s store closure reserves, which are included in long-term liabilities:

	For the 39 weeks ended
	October 27, 2005	October 28, 2004
	Thousands
Reserve balance - beginning of period	$7,011	$9,544
Provision for store closures	—	—
Reserve accretion	18	59
Cash payments for lease related costs, net of sublease income	(2,040)	(2,158)

Reserve balance - end of period	$4,989	$7,445

9. Commitments and Contingencies

Rankin v. Longs Drug Stores California, Inc., as amended on January 19, 2005, was originally filed in the Superior Court of California, San Diego County on October 13, 2004. The lawsuit was certified as a class action on July 19, 2005 and alleges that the Company’s employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with the Company during the class period. The Company is vigorously investigating and defending this litigation. The financial impact to the Company, if any, cannot be predicted at this time.

In addition to the lawsuit described above, the Company is subject to various lawsuits and claims arising in the normal course of its businesses. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial position or results of operations.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Stockholders’ Equity

In the first nine months of fiscal 2006, the Company repurchased 1,042,000 shares of its outstanding common stock at a total cost of $40.7 million. In the first nine months of fiscal 2005, the Company repurchased 382,600 shares at a total cost of $7.2 million. These shares were repurchased under two separate programs authorized by the Company’s Board of Directors, in May 2005 and March 2003. Under the May 2005 share repurchase program, the Company is authorized to repurchase additional shares of its outstanding common stock for a maximum additional expenditure of $134.6 million. The Company has completed the March 2003 share repurchase program.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of October 27, 2005, the retail drug store segment operated 476 retail stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy; and one mail order pharmacy under the name American Diversified Pharmacies.

The PBM segment, operated through the Company’s RxAmerica subsidiary, contracts with drug manufacturers, third-party health plans and retail pharmacies to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, formulary management and claims administration.

The following tables summarize significant financial information by segment:

	For the 13 weeks ended		For the 39 weeks ended
	October 27, 2005	October 28, 2004	October 27, 2005	October 28, 2004
	Thousands
Sales:
Retail Drug Stores	$1,111,533	$1,092,825	$3,400,248	$3,386,708
Pharmacy Benefit Management	8,851	8,072	28,035	24,367

Consolidated Totals	$1,120,384	$1,100,897	$3,428,283	$3,411,075

Operating Income:
Retail Drug Stores	$13,626	$9,310	$59,815	$30,224
Pharmacy Benefit Management	1,775	3,167	7,533	9,646

Consolidated Totals	$15,401	$12,477	$67,348	$39,870

		October 27, 2005	October 28, 2004	January 27, 2005
		Thousands
Total Assets:
Retail Drug Stores		$1,381,456	$1,383,605	$1,325,307
Pharmacy Benefit Management		103,357	85,543	87,259
Inter-segment Eliminations		(1,614)	(1,197)	(1,403)

Consolidated Totals		$1,483,199	$1,467,951	$1,411,163

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated total sales include the following product and service types:

	For the 13 weeks ended		For the 39 weeks ended
	October 27, 2005	October 28, 2004	October 27, 2005	October 28, 2004
	Thousands
Pharmacy sales	$552,943	$534,534	$1,672,172	$1,625,252
Front-end sales	558,590	558,291	1,728,076	1,761,456
Pharmacy benefit management revenues	8,851	8,072	28,035	24,367

Consolidated total sales	$1,120,384	$1,100,897	$3,428,283	$3,411,075

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Sales

	For the 13 weeks ended		For the 39 weeks ended
	October 27, 2005	October 28, 2004	October 27, 2005	October 28, 2004
Sales (Thousands)	$1,120,384	$1,100,897	$3,428,283	$3,411,075
Sales Growth over Same Period in Previous Year	1.8%	1.3%	0.5%	3.4%
Same-Store Sales Growth	1.2%	0.4%	0.1%	1.8%
Pharmacy Sales Growth	3.4%	3.5%	2.9%	5.1%
Same-Store Pharmacy Sales Growth	2.5%	2.9%	2.5%	3.3%
Pharmacy as a % of Total Retail Drug Store Sales	49.7%	48.9%	49.2%	48.0%
% of Pharmacy Sales Covered by Third Party Health Plans	92.4%	92.0%	92.5%	91.9%
Front-End Sales Growth (Decline)	0.1%	(0.9)%	(1.9)%	1.6%
Same-Store Front-End Sales Growth (Decline)	0.0%	(1.9)%	(2.1)%	0.5%
Front-End as a % of Total Retail Drug Store Sales	50.3%	51.1%	50.8%	52.0%

Thirteen Weeks Ended October 27, 2005 versus Thirteen Weeks Ended October 28, 2004

Sales increased 1.8% in the third quarter of fiscal 2006 from the same quarter of fiscal 2005, and same-store sales increased 1.2%. Higher mail-order sales, growth in the number of stores and higher pharmacy benefit management (“PBM”) revenues also contributed to total sales growth.

Pharmacy sales increased 3.4% in the third quarter of fiscal 2006 over the same quarter last year, with same-store pharmacy sales increasing 2.5%. The average retail price per prescription increased, although this increase was mitigated in part by the increased utilization of lower-priced, high-volume generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 2.5 percentage points. We expect that our pharmacy sales will continue to increase as a result of several industry trends, including an aging U.S. population consuming a greater number of prescription drugs, the growing use of prescription drugs as preventive therapy by healthcare providers and the introduction of newer and more expensive drugs. Factors that could offset these trends include continuing increases in utilization of generic drugs, increasing competition and rising prescription drug costs, which could cause consumers to reduce their purchases of prescription drugs or third-party health plans to reduce their coverage of prescription drug costs for their members.

Pharmacy sales were 49.7% of total drug store sales in the third quarter of fiscal 2006, compared to 48.9% in the third quarter of fiscal 2005. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 92.4% of our pharmacy sales in the third quarter of fiscal 2006, compared to 92.0% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans. The scheduled addition of a prescription drug benefit to Medicare in January 2006 could further increase third-party sales as a percentage of total pharmacy sales.

Front-end sales increased 0.1% in the third quarter of fiscal 2006 from the same quarter last year, with same-store front-end sales flat with last year. In an ongoing effort to improve the profitability of our front-end sales, we are shifting our front-end merchandise mix toward our core categories of health, wellness, beauty and convenience. We will continue to make adjustments to our front-end merchandise assortments in an effort to further improve our competitive position and profitability.

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

Thirty-Nine Weeks Ended October 27, 2005 versus Thirty-Nine Weeks Ended October 28, 2004

Sales increased 0.5% in the first nine months of fiscal 2006 from the same period of fiscal 2005, with same-store sales increasing 0.1%. Growth in the number of stores, higher mail order sales and PBM revenues also contributed to the total sales growth.

Pharmacy sales increased 2.9% in the first nine months of fiscal 2006 over the same period last year, with same-store pharmacy sales increasing 2.5%. The increase in same-store pharmacy sales was driven by an increase in both the average retail price per prescription and prescription volumes.

Pharmacy sales were 49.2% of total drug store sales in the first nine months of fiscal 2006, compared to 48.0% in the same period of fiscal 2005. Third-party health plans covered 92.5% of our pharmacy sales in the first nine months of fiscal 2006, compared to 91.9% in the same period last year.

Front-end sales decreased 1.9% in the first nine months of fiscal 2006 from the same period last year, with same-store front-end sales decreasing 2.1%. The decline in same-store front-end sales was primarily due to lower sales in non-core categories as a result of adjustments to our front-end merchandise mix, in addition to a strike against three major grocery chains in Southern California that ended in the first quarter of fiscal 2005, which favorably affected last year’s front-end sales. Higher gasoline prices also had a significant impact on consumer spending in our markets.

Gross Profit

	For the 13 weeks ended		For the 39 weeks ended
	October 27, 2005	October 28, 2004	October 27, 2005	October 28, 2004
	Thousands
Gross Profit (Thousands)	$288,737	$287,712	$900,606	$876,064
Gross Profit %	25.8%	26.1%	26.3%	25.7%
LIFO Provision (Thousands)	$500	$500	$4,500	$5,000

Thirteen Weeks Ended October 27, 2005 versus Thirteen Weeks Ended October 28, 2004

Gross profit was 25.8% of sales in the third quarter of fiscal 2006, compared to 26.1% in the third quarter of fiscal 2005. The decrease in our gross profit percentage was primarily attributable to an increase in our promotional sales over the same quarter last year combined with making less progress on improving our inventory management processes during the quarter than we have made in the past.

We will continue to make adjustments to our front-end merchandise assortments in an effort to improve the profitability of our sales mix. Further, our supply chain initiative includes continuing efforts to improve our buying practices and inventory management and reduce our distribution costs. We also expect that the utilization of lower-priced, higher-margin generic drugs will continue to increase. Continued efforts by third-party health plans to reduce prescription drug reimbursement rates, in addition to the scheduled addition of a prescription drug benefit to Medicare in January 2006 and possible federal reforms of Medicaid, could wholly or partially offset these favorable effects on our gross profit percentage.

Our LIFO provision, which is included in cost of sales, was $0.5 million in the third quarter of fiscal 2006 and fiscal 2005. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Thirty-Nine Weeks Ended October 27, 2005 versus Thirty-Nine Weeks Ended October 28, 2004

Gross profit was 26.3% of sales in the first nine months of fiscal 2006, compared to 25.7% in the same period of fiscal 2005. The increase was primarily due to a more profitable merchandise mix resulting from better buying practices, improved inventory management, lower distribution costs and increased utilization of generic drugs.

Our LIFO provision, which is included in cost of sales, was $4.5 million in the first nine months of fiscal 2006 and $5.0 million in the first nine months of fiscal 2005. The decrease, which positively affected our gross profit, was primarily due to lower net inflation compared to last year.

Operating and Administrative Expenses

Thirteen Weeks Ended October 27, 2005 versus Thirteen Weeks Ended October 28, 2004

Operating and administrative expenses were 22.5% of sales in the third quarter of fiscal 2006, compared to 23.1% in the third quarter of fiscal 2005. The decreased expense rate related primarily to lower worker’s compensation expenses and improved labor productivity, partially offset by increased expenses related to building the infrastructure to pursue continued growth at RxAmerica, our PBM segment. The decrease in our workers’ compensation expenses reflects a decline in claims and lower costs per claim. These improvements are a result of our focus on a safe work environment, combined with recent changes in California’s workers’ compensation laws. We expect these trends to continue for the remainder of fiscal 2006.

Thirty-Nine Weeks Ended October 27, 2005 versus Thirty-Nine Weeks Ended October 28, 2004

Operating and administrative expenses were 22.5% of sales in the first nine months of fiscal 2006, compared to 22.3% in the same period of fiscal 2005. The increased expense rate related primarily to compensation, our supply chain improvement efforts and expanding the capabilities of our PBM segment to support continued growth. These increases were partially offset by lower workers’ compensation expenses.

Depreciation and Amortization

Depreciation and amortization expenses were $20.7 million and $63.6 million in the third quarter and first nine months of fiscal 2006, compared to $20.7 million and $64.5 million in the same periods of fiscal 2005. Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels will vary based on the level and timing of our remodel activity. We expect depreciation and amortization expense for fiscal 2006 to be in the range of $85 to $90 million.

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

Net Interest Expense

Net interest expense was $1.8 million and $6.0 million in the third quarter and first nine months of fiscal 2006, compared to $3.5 million and $10.6 million in the same periods last year. The decrease was due primarily to lower average borrowings and increased interest capitalization on current construction and system projects, partially offset by higher average interest rates.

Income Taxes

Our effective income tax rate was 34.0% and 37.1% in the third quarter and first nine months of fiscal 2006 and 30.9% and 35.5% in the same periods of fiscal 2005. We recognized the benefits of certain tax credits in the third quarter of both years. The increase in our effective tax rate compared to last year reflects higher projected pre-tax income in fiscal 2006, and therefore a lower net rate benefit from tax credits.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured $280 million revolving line of credit with a syndication of banks, which expires in August 2009 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of October 27, 2005, borrowings of $20 million, with a weighted average interest rate of 5.2%, were outstanding on our secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of October 27, 2005 we had $105.7 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 5.85% to 7.85%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $8.9 million as of October 27, 2005 constitute regularly scheduled principal payments due in the next 12 months.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could adversely affect our ability to manage our cash requirements, and could result in higher interest costs and potentially accelerated repayment requirements. As of October 27, 2005, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $125.8 million in the first nine months of fiscal 2006, compared to $104.7 million in the first nine months of fiscal 2005. The increase in our operating cash flows was primarily due to higher net income and improved management of working capital, primarily the ratio of accounts payable to inventory.

Investing Cash Flows

Net cash used in investing activities was $71.8 million in the first nine months of fiscal 2006, compared to $68.9 million in the same period last year. We expect net capital expenditures in fiscal 2006 to be between $135 million and $145 million, compared to $84.2 million last year. We plan to open six new stores and remodel 41 stores this fiscal year, compared to four new stores and 40 remodeled stores last year.

We expect net capital expenditures in fiscal 2007 to be between $200 million and $220 million. We plan to open or relocate approximately 20 to 25 stores and remodel up to 40 stores in fiscal 2007. We are also constructing a new front-end distribution center in Patterson, California, scheduled for completion in the summer of fiscal 2007. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash used in financing activities was $67.9 million in the first nine months of fiscal 2006, compared to $9.0 million in the first nine months of fiscal 2005. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments and proceeds from the exercise of stock options.

Net repayments on our revolving line of credit were $20 million in the first nine months of fiscal 2006, compared to borrowings of $20 million in the same period last year. We use our revolving line of credit borrowings, together with cash flows from operations, to finance capital expenditures, stock repurchases and dividend payments. We also made regularly scheduled principal payments of $8.9 million on our private placement notes in the first nine months of both fiscal 2006 and fiscal 2005.

In the first nine months of fiscal 2006, we repurchased 1,042,000 shares of our outstanding common stock at a total cost of $40.7 million. In the first nine months of fiscal 2005, we repurchased 382,600 shares of our common stock at a total cost of $7.2 million. We repurchased these shares under two separate programs authorized by our Board of Directors, in May 2005 and March 2003. Under the May 2005 program, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of $134.6 million. We have completed the March 2003 share repurchase program. Any future repurchase of our common stock will depend on existing market conditions, our financial position, capital requirements and other considerations.

Our Board of Directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid dividends of $0.42 per share, or $15.8 million in the first nine months of fiscal 2006 and $15.7 million in the first nine months of fiscal 2005.

RISK FACTORS

You should carefully read the following risk factors.

We are currently undertaking significant organizational changes, including new supply chain systems and processes and increased self-distribution. If we are unable to successfully implement these changes, they may adversely impact our future productivity and profitability.

We are currently undertaking a series of initiatives designed to help us respond to the changing needs of our customers while improving our productivity and profitability. These initiatives include a program to upgrade our supply chain through technology systems changes and construction of a new 800,000 square foot distribution facility for front-end merchandise. For example, in the second quarter of fiscal 2006, we implemented a new procurement and allocation system that is integrated with our distribution management and retail merchandise systems. Such organizational changes are complex and could cause disruptions that would adversely affect our sales, gross profit and operating and administrative expenses. Our ability to successfully implement these changes, which are significant to our operations and business, is critical to our future profitability. We may not be able to execute these changes without significant disruption to our business. If we are not successful, we may not achieve the expected benefits from these initiatives, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets. We may also determine that additional investment is required to bring our supply chain and related systems to their desired state; this could result in a significant additional investment of time and money and increased implementation risk.

The new Medicare prescription drug benefit could have an adverse effect on our pharmacy sales and profitability.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included new prescription drug benefits for Medicare participants that will become effective January 1, 2006. These changes are expected to result in lower reimbursement levels for prescription drugs provided to Medicare participants, and therefore could adversely affect our pharmacy sales and gross profits. In addition, as part of our business strategy relative to these reforms and to mitigate pharmacy sales and gross profit losses, we plan to offer Medicare prescription drug benefits through our PBM subsidiary in certain states. If the revenues we generate from providing these benefits are not sufficient to cover the related prescription drug costs, our profitability will be adversely affected.

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

We are wholly or partially reimbursed by third-party health plans for more than 90% of all the prescription drugs that we sell. Pharmacy sales reimbursed by third parties have lower gross margins than non third-party pharmacy sales, and third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, government-sponsored health plans such as Medicare and Medicaid are making continuing efforts to reduce their costs, including prescription drug reimbursements. For example, last year the State of California adopted a budget that reduced Medi-Cal reimbursements to health care providers, including pharmacies, and Congress is currently considering further reforms to Medicaid in an effort to reduce costs. If third-party health plans, including government-sponsored plans, continue to reduce their reimbursement levels, our sales and gross profits could be significantly adversely affected.

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

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Borrowings on our revolving line of credit ($20 million as of October 27, 2005) bear interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our Board of Directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

A 10% change in interest rates (52 basis points on our floating-rate debt as of October 27, 2005) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt.

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

As of October 27, 2005, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to our company would be made known to them on a timely basis.

There have been no changes in our internal controls over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

Rankin v. Longs Drug Stores California, Inc., as amended on January 19, 2005, was originally filed in the Superior Court of California, San Diego County on October 13, 2004. The lawsuit was certified as a class action on July 19, 2005 and alleges that our employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with us during the class period. We are vigorously investigating and defending this litigation. The financial impact to us, if any, cannot be predicted at this time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended October 27, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
July 29, 2005 - August 25, 2005	—	—	—	$147.4 million
Month #2
August 26, 2005 - September 29, 2005	174,500	$42.04	174,500	$140.1 million
Month #3
September 30, 2005 - October 27, 2005	130,000	$41.87	130,000	$134.6 million

Total	304,500	$41.97	304,500

(1)	In May 2005, our Board of Directors authorized the repurchase of shares of our common stock for total consideration up to $150.0 million through May 2008. Under this share repurchase program, we are authorized to repurchase additional shares of our common stock for a maximum additional expenditure of $134.6 million.

Item 6.	Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.
31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	REPORTS ON FORM 8-K

On August 4, 2005, we filed a Current Report on Form 8-K related to a news release regarding our July 2005 sales results.

On August 17, 2005, we filed a Current Report on Form 8-K related to a news release regarding our second quarter of fiscal 2006 financial results and third quarter and full year fiscal 2006 financial projections.

On September 1, 2005, we filed a Current Report on Form 8-K related to a news release regarding our August 2005 sales results.

On October 6, 2005, we filed a Current Report on Form 8-K related to a news release regarding our September 2005 sales results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: December 1, 2005	/s/ S. F. MCCANN
(S. F. McCann) Executive Vice President, Chief Financial Officer and Treasurer

Date: December 1, 2005	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos) Group Vice President—Controller and Assistant Secretary (Principal Accounting Officer)