Form 10-K
period 2006-01-26
LONGS DRUG STORES CORP
filed 2006-03-17
CIK 764762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2006

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒                Accelerated file     ☐                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,599,571,000 as of July 28, 2005, based on the closing price of the registrant’s common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

There were 37,273,086 shares of common stock outstanding as of February 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, our strategic initiatives; supply chain upgrades, including the construction of a new distribution center; Medicare prescription drug benefits; development of our pharmacy benefit services segment; merchandise and marketing efforts; operational improvements; safety improvements and workers’ compensation claims and costs; the number of store openings, closures and remodels; revenues; gross profits; operating and administrative expenses; depreciation and amortization; liquidity and cash requirements; the level of capital expenditures; share repurchases; dividends; contractual obligations; the effect of new accounting pronouncements; our goals for self-distribution of our front-end merchandise; and factors affecting front-end sales in fiscal 2007 and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Our ability to execute our previously announced initiatives and the associated organizational changes;
•	Our ability to successfully complete the construction of and transition to a new front-end distribution center;
•	Our ability to increase self-distribution and improve our purchasing of front-end and pharmacy merchandise;
•	Our ability to successfully implement new technology, including a perpetual inventory system;
•	Disruption in our supply chain due to system conversions;
•	The success of our merchandise and marketing strategies;
•	Consumer reaction to our remodeled stores;
•	The effect of the new Medicare prescription drug benefit on our retail drug store and pharmacy benefit services revenues and profitability;
•	Our ability to develop and integrate our pharmacy, mail order and pharmacy benefit services capabilities to take advantage of future growth opportunities;
•	The frequency and rate of introduction of successful new prescription drugs;
•	The introduction of lower priced generic drugs;
•	The efforts of third-party health plans, including government-sponsored plans, to reduce prescription drug costs;
•	Changes in economic conditions, including economic growth and unemployment levels, and in consumer preferences and spending patterns;
•	The impact of rising gasoline prices on economic conditions and consumer spending;
•	The effects of war and terrorism on economic conditions and consumer spending;
•	The impact of state and federal budget deficits on government healthcare spending and on general economic conditions;
•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers, pharmacy benefit management companies and prescription drug plan providers;
•	The growth of mail order pharmacies, and changes in some third-party health plans requiring mail order fulfillment of certain medications;
•	Continued good relationships with our employees;
•	Labor unrest in the same or competitive industries;
•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;
•	Our relationships with our suppliers;
•	Our ability to hire and retain pharmacists and other store and management personnel;
•	The availability and cost of real estate for new stores;
•	The impact of pending or future litigation;
•	The effectiveness of workers’ compensation reform efforts, especially in California, and the effect of potential further changes to California’s workers’ compensation laws;
•	Changes in state or federal legislation or regulations affecting our businesses;
•	Changes to accounting policies and practices or internal controls; and
•	Other factors discussed in this report under “Risk Factors” and elsewhere or in any of our other SEC filings.

In addition, because we do not have a perpetual inventory system, our ability to accurately forecast and track our retail drug store gross profit and inventory levels during periods between our quarterly physical inventories is limited. Therefore, our actual retail drug store gross profit and inventory levels may vary materially from those included in or contemplated by forward-looking statements we make.

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

Overview

Longs Drug Stores Corporation was founded in 1938 in Oakland, California by two brothers, Tom and Joe Long. Today, we operate in two business segments: retail drug stores and, through our RxAmerica subsidiary, pharmacy benefit services. For financial information about these segments, see Note 11, “Segment Information” in the accompanying notes to our consolidated financial statements. We operate on a 52/53-week fiscal year ending on the last Thursday in January. Our 2006 fiscal year contained 52 weeks of operations and ended on January 26, 2006.

Through our retail drug store segment, we are one of the most recognized retail drug store chains on the West Coast of the United States and in Hawaii, with 476 stores in California, Hawaii, Nevada, Washington, Colorado and Oregon as of January 26, 2006. Our retail drug stores have a long history of serving the health and well-being needs of customers through customer-oriented pharmacy services and convenient product offerings that focus on health and wellness, beauty and convenience. Our retail drug store segment also operates a mail order pharmacy business.

Our pharmacy benefit services segment provides a range of services related to pharmacy benefit management, including plan design and implementation, claims administration, formulary management and mail order pharmacy fulfillment to third-party health plans and other organizations. In addition, effective January 1, 2006, our pharmacy benefit services segment also offers three prescription drug plans that provide prescription drug benefits to Medicare participants in 20 regions encompassing 35 states and the District of Columbia under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Our corporate offices are located at 141 North Civic Drive, Walnut Creek, California 94596, telephone (925) 937-1170. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the stock symbol “LDG.” General information, financial news releases and filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website at www.longs.com as soon as reasonably practicable after we file them with the Securities and Exchange Commission. We have submitted our 2005 annual Section 12(a) CEO certification with the NYSE. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Form 10-K for the year ended January 27, 2005 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Initiatives

More than three years ago, we began working on five broad categories of strategic initiatives designed to make Longs a stronger competitor and more profitable company:

•

Supply Chain—The upgrade of our supply chain systems and processes has included centralization of our merchandise procurement and replenishment, increased self-distribution, and the implementation of new technology, including a new distribution management system in our front-end California distribution centers, a new retail merchandise system in all of our stores, and new procurement and allocation systems that are more integrated with our distribution management and retail merchandise systems. We plan to begin installing a new system for store ordering, receiving and inventory management in fiscal 2007. We are also constructing a new front-end distribution center in Patterson, California, scheduled for completion in the summer of fiscal 2007, which will allow us to further increase our self-distribution. Once completed, we ultimately expect these changes to yield benefits in the form of lower cost of sales and expenses related to procurement and distribution, improved merchandise replenishment, and increased real-time visibility into our in-stock position, merchandise mix, product movement and gross profit for our retail drug store segment.

•	Front-end sales—We have implemented new merchandise and marketing strategies that include enhanced and expanded assortments in our core categories focusing on health, wellness, beauty and convenience in an effort to emphasize our competitive differentiation. In addition, we have strengthened our everyday and promotional price competitiveness. We also have a remodeling program to upgrade and update existing stores with a format that emphasizes our merchandise strategies. We continue to make progress on the development of our private brand merchandise and improving our inventory management and in-stock positions.

•	Pharmacy profitability—We operate in an environment of significant structural changes in the pharmacy industry, including new Medicare prescription drug benefits, declining third-party reimbursement levels, drug re-importation, and mandatory mail-order fulfillment of prescriptions by certain health plans. In this environment, we are making efforts to improve our pharmacy procurement, inventory management, in-stock position and workflow efficiencies in an effort to lower our cost per prescription. Increased generic utilization, upgraded pharmacy technology and expanded mail order and central fill capabilities have also contributed to improvements in our pharmacy profitability.

•	Customer service—In order to maintain and improve our reputation for excellent customer service, we have developed customer service standards and are measuring our performance on service attributes important to our customers.

•	Operational processes—We are developing new and more efficient operational processes to help us reduce expenses and increase our focus on superior customer service. These improvements include more efficient workflow processes, better labor scheduling, improved safety practices and increased utilization of technology.

Products and Services

The following table summarizes our product and service types, as a percentage of our total consolidated revenues:

	Fiscal Year
	2006	2005	2004
Pharmacy sales	48.1%	47.1%	46.0%
Front-end sales	50.8%	52.2%	53.4%
Pharmacy benefit management revenues	0.8%	0.7%	0.6%
Prescription drug plan revenues	0.3%	N/A	N/A

Total consolidated revenues	100.0%	100.0%	100.0%

Our retail drug stores sell prescription drugs and a wide assortment of nationally advertised brand name and private label general merchandise, which we refer to as “front-end” products. Our core front-end categories include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, convenience food and beverage items and greeting cards. In addition, we sell merchandise in non-core front-end categories such as housewares, automotive and sporting goods. Our private label offerings include over-the-counter, health and beauty, photo and other merchandise offered under various proprietary names, including “Longs,” “Bayside Basics,” “Pacific Living,” “Walnut Grove,” “Holiday Place,” and others. To enhance customer service and build customer loyalty, we seek to consistently maintain in-stock positions in all of our merchandise categories. We will continue to develop our mix of front-end merchandise in our stores in response to the changing needs and preferences of our customers. In addition, we offer educational information to our customers about their health and well-being concerns through the Wellness Center section of our website, www.longs.com. We also offer a variety of health screening services in many of our stores, such as blood, glucose, osteoporosis, stroke and cholesterol testing.

Our RxAmerica subsidiary provides comprehensive pharmacy benefit management services nationwide including prescription benefit plan design and implementation, claims administration, formulary management and mail order pharmacy fulfillment to third party health plans and other organizations. We have designed these services to help lower prescription benefit costs for plan providers while improving healthcare access, service and treatment for covered members. We manage prescription benefit plans covering approximately 5.9 million lives with a network of pharmacies in all 50 states as well as Puerto Rico and the Virgin Islands. In addition, effective January 1, 2006, RxAmerica offers three prescription drug plans that provide prescription drug benefits to approximately 200,000 Medicare participants in 20 regions encompassing 35 states and the District of Columbia under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Purchasing and Distribution

As part of our supply chain initiative we have made significant progress in centralizing our merchandise procurement and replenishment over the past several years in order to achieve greater efficiencies and economies of scale. We now have a centralized purchasing and replenishment structure for a significant portion of our front-end merchandise.

We distribute centrally procured merchandise to our stores through our distribution centers in California and Hawaii, and merchandise is delivered directly to our stores by our vendors. Store deliveries from our distribution centers take place primarily through a leased fleet and contract drivers.

As a result of our more centralized purchasing approach, we have substantially increased the volume of merchandise received and delivered through our distribution centers. We are currently constructing an 800,000 square-foot front-end distribution center in Patterson, California, scheduled for completion in the summer of fiscal 2007, which will allow us to further increase our self-distribution, with a goal to self-distribute approximately 80% of our front-end merchandise by the end of fiscal 2008.

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

Technology

We are upgrading technology throughout our company in an effort to improve our efficiency, productivity and profitability. All of our stores utilize pharmacy systems to facilitate filling prescriptions, analyze drug interactions and adjudicate third-party claims, which allows our pharmacists to fill prescriptions accurately and efficiently with reduced risk of error or adverse drug interaction. We route some of the prescriptions that we receive to our automated central prescription fill centers, which provide increased productivity and reduced prescription fill costs. We have also installed advanced pill-dispensing robotics in many of our high-volume pharmacies. The fill centers and robotic technology enable our pharmacists to spend more time with customers while maintaining high quality customer service standards.

Our stores also utilize computer-assisted ordering and replenishment systems for certain goods that track sales and merchandise on hand and plan orders as necessary, and point-of-sale systems that facilitate customer check-out and allow us to process a high volume of transactions efficiently. We also have digital photo technology systems in over 85% of our stores.

We are making extensive system changes as part of our efforts to upgrade our supply chain. We have implemented a new distribution management system in our front-end California distribution centers, a new retail merchandise system in all of our stores and new procurement and allocation systems that are more integrated with our distribution management and retail merchandise systems. We also plan to begin installing a new system for store ordering, receiving and inventory management in fiscal 2007.

Mail Order

In April 2003, we added mail-order prescription services through our acquisition of American Diversified Pharmacies, Inc. (ADP). With this acquisition, we gained entry into one of the fastest growing distribution channels for prescription drugs in the United States. We continue to develop our mail order capabilities to complement our in-store pharmacies as well as our pharmacy benefit services offerings.

Internet

Through our website, www.longs.com, our customers can access our company information and extensive health and wellness information, refill prescriptions, order digital photos, and purchase certain over-the-counter medications 24 hours a day, 7 days a week. Customers may have items mailed to them or may pick them up at their local store. We believe that this sales channel provides customers with added flexibility and convenience.

Trademarks

We hold various trademarks, trade names (including, but not limited to, Longs, Longs Drugs, Longs Pharmacy, E-fills and RxAmerica) and business licenses that are essential to the operation of our business. These trademarks and licenses have varying terms and are generally renewable indefinitely.

Employees

As of January 26, 2006, we had approximately 22,000 employees, of which approximately 54% were part-time. We hire additional temporary employees as needed, especially during peak seasons. Most of our employees are non-union, and we believe that our relationship with our employees is good.

Regulation

Our pharmacies and pharmacists are licensed by the appropriate state boards of pharmacy. Our distribution centers are also registered with the Federal Drug Enforcement Administration. Applicable licensing and registration requirements necessitate our compliance with various state statutes, rules and regulations. We are also subject to numerous federal and state laws and regulations concerning the protection of confidential patient medical records and information, including the federal Health Insurance Portability and Accountability Act (“HIPAA”).

As a provider of Medicare prescription drug plan benefits, RxAmerica is subject to various federal regulations promulgated by the Center for Medicare and Medicaid Services under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In the future we may also be subject to various state insurance laws and regulations in connection with our prescription drug plan business.

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

Competition

The retail drug store industry is highly competitive. We compete with local, regional and national companies, including other drug store chains, independent drug stores, supermarket chains, discount retailers, on-line retailers, mail order pharmacies, and mass merchandisers. We compete on the basis of inclusion of our pharmacies in third-party health plan networks, quality of pharmacy services, price, front-end merchandise quality, product mix, convenience and customer service. We believe the retail drug store industry will remain highly competitive due to continued consolidation and new store openings.

In the pharmacy benefit services industry, our competitors include large national and regional providers, some of which are owned by our competitors in the retail drug store industry, as well as insurance companies and other providers of prescription drug benefits under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We compete on the basis of our ability to facilitate the management of prescription drug costs for our customers and the provision of low cost, high quality care for their members, as well as our experience in supporting managed Medicaid and other government programs.

Concentrations

All of our revenues are generated within the United States. We do not derive revenues from operations in foreign countries or exports. No single customer accounts for 10% or more of our total revenues. We do not believe that the loss of any one customer or group of customers under common control would have a material effect on our business.

Over 90% of our pharmacy sales are covered by third party health plans. While no single third party health plan accounts for 10% or more of our total revenues, any significant loss of third-party business could have a material adverse effect on our sales and profitability.

We purchase over 90% of our pharmaceuticals from a single supplier, AmerisourceBergen Drug Corporation (“AmerisourceBergen”), with whom we have a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen could have a material adverse effect on us.

Our pharmacy benefit services segment offers prescription drug plans under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. These plans are subject to annual bidding and regulatory approval. Changes in legislative, regulatory or competitive conditions could affect our ability to continue to offer prescription drug plans or to generate profitable prescription drug plan revenues.

Our stores, mail order pharmacy operations, distribution centers and corporate offices are located in the western United States, with the majority of our stores in California. Risks prevalent in this region include, but are not limited to, the adverse economic effects of significant state budget deficits, legislative or other governmental actions reducing prescription reimbursement payments to us or increasing our liability with respect to workers’ compensation, major earthquakes, volatility in energy supplies and costs, and shipping and other transportation-related disruptions. Because of our geographic concentration, these risks could result in significant disruptions to our business or increased operating expenses.

Seasonality

Our retail drug store business is seasonal, peaking in the fourth fiscal quarter when front-end sales benefit from the holiday season. Pharmacy sales and over-the-counter medications also benefit in the fourth fiscal quarter from the winter cold and flu season.

Our Medicare prescription drug plan business is also seasonal, with profitability peaking in the second half of our fiscal year based on our expected claims experience and other factors.

Item 1A. Risk Factors

You should carefully read the following risk factors.

If we are unable to successfully execute our strategic initiatives and the related organizational changes, our future productivity and profitability may be adversely affected.

We are currently undertaking a series of strategic initiatives designed to make Longs a stronger competitor and more profitable company. These initiatives address several core elements of our operations, including our supply chain, front-end sales, pharmacy profitability, customer service and operational processes, and involve significant organizational change. Such organizational changes are complex and could cause disruptions that would adversely affect our revenues and profitability. Our ability to successfully implement these changes, which are significant to our operations and business, is critical to our future profitability. If we are not successful, we may not achieve the expected benefits from these initiatives, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets.

If the construction of and transition to our new front-end distribution center is not successful, our retail drug store sales and profitability could be adversely affected.

We are currently constructing an 800,000 square foot distribution facility for front-end merchandise in Patterson, California, scheduled for completion in the summer of fiscal 2007. If we are unable to successfully complete construction of this facility on a timely basis, to transition hundreds of front-end vendors to direct supplier relationships, or successfully implement the necessary systems and process changes associated with the transition to the new facility, our supply chain could experience significant disruptions. Such disruptions could adversely affect our retail drug store sales and increase our cost of sales and operating and administrative expenses. We may also determine that additional investment of time or money is required to successfully complete the transition to this new facility.

If our new prescription drug plans do not generate the anticipated revenues or profitability, our financial results could be adversely affected.

Effective January 1, 2006, through our pharmacy benefit services subsidiary, we began offering three prescription drug plans that provide prescription drug benefits under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Because this is a new federally subsidized benefit and we have not previously offered such plans, it is difficult to predict the revenues and profitability of this new business. If the revenues we generate from providing these benefits are not sufficient to cover the related prescription drug costs, our profitability will be adversely affected. Furthermore, these plans are subject to annual bidding and regulatory approval. Changes in legislative, regulatory or competitive conditions could affect our ability to continue to offer prescription drug plans or to generate profitable prescription drug plan revenues.

Changes in economic conditions could adversely affect consumer buying practices and reduce our revenues and profitability.

Our performance is affected by economic conditions such as overall economic growth and unemployment, especially in California, our primary market. Higher gasoline prices have also had a significant impact on consumer spending in our markets. Deterioration in economic conditions, particularly in California, could adversely affect our revenues and profitability. For example, an increase in unemployment could cause consumers to lose their health insurance, which could in turn adversely affect our pharmacy sales. Further, a decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end sales. Our profit margins are higher on our front-end sales than our pharmacy sales and therefore any decrease in our sales of front-end products would have a disproportionate negative impact on our profitability.

The retail drug store and pharmacy benefit services industries are highly competitive and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers, many of whom are aggressively expanding in markets we serve. In addition, competition from mail order pharmacies is rapidly intensifying, and some third-party health plans require mail-order fulfillment of certain medications. In the pharmacy benefit services industry, our competitors include large national and regional pharmacy benefit managers and insurance companies and managed care providers, some of which are owned by or have affiliations with our retail drug store competitors. Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reduce prices, purchase more effectively and increase customer service to remain competitive. We may not be able to continue to compete effectively in our markets or increase our revenues or margins in response to further increased competition.

Reductions in third-party, including government, reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a significant effect on our retail drug store sales and gross profits.

Third-party health plans cover more than 90% of all the prescription drugs that we sell. Pharmacy sales covered by third parties have lower gross margins than non third-party pharmacy sales, and third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, government-sponsored health plans such as Medicare and Medicaid are making continuing efforts to reduce their costs, including prescription drug reimbursements, and the new Medicare prescription drug benefit resulted in lower reimbursement levels for prescription drugs provided to Medicare participants. If third-party health plans, including government-sponsored plans, continue to reduce their reimbursement levels, our retail drug store sales and gross profits could be significantly adversely affected.

The significant investments we are making in our stores may not increase our retail drug store sales and profitability, which could adversely affect our results of operations, financial condition and cash flows.

We have recently made and are continuing to make significant investments in our retail drug stores in an effort to increase our sales and profitability. These investments include the installation of new digital photo equipment, pharmacy and other technology, and remodels and other improvements to some existing stores. We also plan to significantly increase the rate of new store openings in fiscal 2007. Some of these investments require significant capital expenditures and human effort. We are uncertain about consumer reaction to these changes and therefore these investments may not result in increased sales and profitability. A failure to increase our retail drug store sales and profitability would adversely affect our results of operations, financial condition and cash flows.

If our insurance-related costs increase significantly, our financial position and results of operations could be adversely affected.

The costs of many types of insurance and self-insurance, especially workers’ compensation, employee health care and others have been highly volatile in recent years. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. If our insurance-related costs increase significantly, our financial position and results of operations could be adversely affected.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material adverse effect on our business.

We purchase over 90% of our pharmaceuticals from a single supplier, AmerisourceBergen, with whom we have a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen, deterioration in AmerisourceBergen’s financial condition, or industry-wide changes in wholesaler business practices, including those of AmerisourceBergen, could have a material adverse effect on us.

Our ability to attract and retain pharmacy personnel and develop alternate fill sources is important to the continued success of our business.

The retail drug store industry is continuing to experience a shortage of licensed pharmacists in the markets in which we operate. If we are unable to attract and retain pharmacists, our business could be adversely affected. In order to mitigate this risk we have established centralized prescription fill centers and have also installed robotic prescription fill equipment in many of our pharmacies. The success of these efforts, which at this time is uncertain, is important to our ability to address the shortage of pharmacists, but additional efforts may be necessary to address this business issue. Additional investment may be costly, and could adversely affect our results of operations, financial condition and cash flows.

We are subject to governmental regulations, procedures and requirements. Our noncompliance with, or a significant change in, these regulations could have a material adverse effect on us.

Our retail drug store and pharmacy benefit services businesses are subject to numerous federal, state and local regulations, many of which are new and developing. These include, but are not limited to, local registrations and regulation of pharmacies in the states where our pharmacies are located or licensed and applicable Medicare and Medicaid regulations. In addition, the Health Insurance Portability and Accountability Act, or HIPAA, imposes certain requirements regarding the protection of confidential patient medical records and other information. Compliance with these regulations, particularly HIPAA, requires that we implement complex changes to our systems and processes. In the future we may also be subject to various state insurance laws and regulations in connection with our prescription drug plan business. Failure to adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties. Furthermore, any new federal or state regulations or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

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

Our stores, mail order pharmacy operations, distribution centers and corporate offices are located in the western United States, with the majority of our stores in California. Risks prevalent in this region include, but are not limited to, the adverse economic effects of significant state budget deficits, legislative or other governmental actions reducing prescription reimbursement payments to us or increasing our liability with respect to workers’ compensation, major earthquakes, volatility in energy supplies and costs, and shipping and other transportation-related disruptions. Because of our geographic concentration, these risks could result in significant disruptions to our business or increased operating expenses.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Stores

	Fiscal Year
	2006	2005	2004
Number of stores, beginning of period	472	470	455
Stores opened	5	4	18
Stores closed	(1)	(2)	(3)

Number of stores, end of period	476	472	470

Store relocations	0	2	1

We also remodeled 41 stores during fiscal 2006, 40 stores during fiscal 2005 and 20 stores during fiscal 2004. We plan to open or relocate approximately 20 to 25 stores and remodel up to 40 additional stores in fiscal 2007.

Our stores are located in the following states:

	January 26, 2006	January 27, 2005	January 29, 2004

California	402	397	394
Hawaii	31	31	31
Nevada	17	17	17
Washington	15	16	17
Colorado	9	9	9
Oregon	2	2	2

Total	476	472	470

Our stores vary in size, with the majority ranging from 15,000 to 30,000 square feet. Our stores average approximately 23,000 square feet in size, of which approximately 16,000 square feet is devoted to selling space. We lease 58% of our stores from third parties. Of the remaining stores, 31% are company-owned buildings on company-owned land, and 11% are company-owned buildings on leased land.

Distribution Centers

We operate the following distribution centers:

Location	Leased/ Owned	Square Feet
Lathrop, California (front-end merchandise)	Leased	427,000
Ontario, California (front-end merchandise)	Owned	353,000
Ontario, California (pharmaceutical inventories)	Leased	36,000
Honolulu, Hawaii (front-end merchandise)	Owned	48,000

We are currently constructing a new 800,000 square-foot front-end distribution center in Patterson, California, scheduled for completion in the summer of fiscal 2007. We plan to vacate our Lathrop distribution center when the Patterson distribution center is fully operational. In the fourth quarter of fiscal 2006, we entered into a sale-leaseback transaction for our Lathrop distribution center. The leaseback agreement has a minimum term of 8 months, with an option for us to extend the lease through September 2007.

We also lease supplemental warehouse space as needed, especially during our high-volume seasonal periods.

Other Properties

We have two principal company-owned corporate office facilities in California, with a total of 142,000 square feet, and we lease an additional 61,000 square feet of office space, also in California. We also own a 26,000 square foot corporate office facility and lease an additional 29,000 square feet of corporate office space in Salt Lake City, Utah, for our pharmacy benefit services segment. In addition, we lease an 11,000 square foot office facility in Las Vegas, Nevada, for our mail order call center operations. Our remaining properties are not material, either individually or in the aggregate.

Item 3. Legal Proceedings

Rankin v. Longs Drug Stores California, Inc., as amended on January 19, 2005, was originally filed in the Superior Court of California, San Diego County on October 13, 2004. The lawsuit was certified as a class action on July 19, 2005 and alleges that our employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with us during the class period. Trial is set for June 17, 2006. We are vigorously defending this litigation. The financial impact to us, if any, cannot be predicted at this time.

In addition to the lawsuit described above, we are subject to various lawsuits, claims and regulatory reviews arising in the normal course of our businesses. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The New York Stock Exchange is the principal market for our common stock, which is traded under the symbol “LDG.” Our transfer agent is Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, MN 55164-0854. There were approximately 2,292 stockholders of record as of February 23, 2006.

Quarterly high and low closing stock prices, based on the New York Stock Exchange composite transactions, are shown below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
	Low	High	Low	High	Low	High	Low	High	Low	High
Fiscal 2006	$25.88	$37.06	$35.85	$45.97	$39.59	$44.25	$33.74	$44.86	$25.88	$45.97
Fiscal 2005	$17.75	$22.40	$19.44	$23.95	$20.91	$26.10	$24.70	$27.80	$17.75	$27.80

Quarterly dividends per share are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2006	$0.14	$0.14	$0.14	$0.14	$0.56
Fiscal 2005	$0.14	$0.14	$0.14	$0.14	$0.56

In May 2005, our Board of Directors authorized the repurchase of shares of our common stock for total consideration up to $150.0 million through May 2008. As of January 26, 2006, we have spent a total of $29.8 million for share repurchases under this program, and we are authorized to repurchase additional shares of our common stock for a maximum additional expenditure of $120.2 million.

The following is a summary of our common stock repurchases during the fourth quarter of fiscal 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
October 28, 2005 - November 24, 2005	—	$—	—	$134.6 million

Month #2
November 25, 2005 - December 29, 2005	195,000	$39.64	195,000	$126.9 million

Month #3
December 30, 2005 - January 26, 2006	183,000	$36.79	183,000	$120.2 million

Total	378,000	$38.26	378,000

(1)	All of the shares repurchased during the quarter ended January 26, 2006 were under the May 2005 authorization by the board of directors.

Item 6. Selected Financial Data

	Fiscal Year (1)
	2006 (52 weeks)	2005 (52 weeks)	2004 (52 weeks)	2003 (52 weeks)	2002 (53 weeks)
Statement of Consolidated Income data:	Dollars in thousands except per share data
Revenues:
Retail drug store sales	$4,616,846	$4,575,051	$4,499,094	$4,402,964	$4,296,821
Pharmacy benefit services revenues (2)	53,457	32,822	27,430	23,309	7,913

Total revenues	4,670,303	4,607,873	4,526,524	4,426,273	4,304,734
Costs and expenses:
Cost of retail drug store sales	3,430,967	3,421,388	3,382,103	3,289,426	3,225,482
Prescription drug plan benefit costs (2)	12,232	—	—	—	—
Operating and administrative expenses	1,025,224	1,018,560	1,000,994	990,209	912,600
Depreciation and amortization	84,072	85,259	83,595	77,736	78,193
Gain on sale of distribution center	(11,049)	—	—	—	—
Provision (benefit) for store closures and asset impairments, net	2,699	1,401	7,438	10,754	(1,682)
Legal settlements and other disputes, net	—	10,773	(7,007)	469	860

Operating income	126,158	70,492	59,401	57,679	89,281
Interest expense, net	7,857	13,354	13,379	13,035	14,016
Income taxes	44,417	20,578	16,258	13,317	28,097

Income before cumulative effect of accounting changes	73,884	36,560	29,764	31,327	47,168

Cumulative effect of accounting change, net of income tax benefit of $16,410 (3)	—	—	—	(24,625)	—

Net income	$73,884	$36,560	$29,764	$6,702	$47,168

Per common share data:
Basic earnings per common share:
Income before cumulative effect of accounting change	$1.98	$0.98	$0.80	$0.83	$1.26
Net income	1.98	0.98	0.80	0.18	1.26
Diluted earnings per common share:
Income before cumulative effect of accounting change	1.93	0.97	0.79	0.82	1.25
Net income	1.93	0.97	0.79	0.18	1.25
Dividends per common share	$0.56	$0.56	$0.56	$0.56	$0.56

Consolidated Balance Sheet and Cash Flows data:
Total assets	$1,504,144	$1,421,915	$1,442,112	$1,352,071	$1,411,591
Long-term debt	59,818	145,688	114,558	181,429	198,774
Deferred income taxes and other long-term liabilities	83,995	73,298	50,695	34,074	43,490
Equity	767,878	727,137	713,921	716,470	721,573
Operating cash flows	203,131	181,338	122,139	43,241	202,238
Capital expenditures and acquisitions	106,322	91,179	113,999	93,944	117,126

Operating statistics:
Number of stores at year end	476	472	470	455	436
Average drug store sales per unit (4)	$9,731	$9,693	$9,662	$9,920	$10,021
Same-store sales growth (decline) (5) (52-week basis)	0.6%	0.6%	(0.2)%	2.8%	4.0%
Selling square footage at year end (thousands)	7,717	7,694	7,657	7,476	7,217
Average drug store sales per selling square foot (52-week basis)	$592	$590	$594	$601	$594
Number of employees at year end	22,000	22,000	22,900	22,200	22,200

(1)	We operate on a 52/53-week fiscal year ending on the last Thursday in January.

(2)	Beginning January 1, 2006, through our pharmacy benefit services segment, we began offering prescription drug plans that provide prescription drug benefits to Medicare participants in 20 regions encompassing 35 states and the District of Columbia under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In fiscal 2006, prescription drug plan revenues were $16.2 million and the related prescription drug plan benefit costs were $12.2 million.

(3)	Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in fiscal 2003, we recognized a transitional goodwill impairment charge of $41.0 million ($24.6 million or $0.64 per diluted share after tax), as the cumulative effect of a change in accounting principle. Also as required by SFAS No. 142, in fiscal 2003 we discontinued the amortization of goodwill and certain other intangible assets deemed to have indefinite lives. In fiscal 2002, amortization expense for these assets, net of the related income tax effects, was $4.1 million, or $0.11 per diluted share.

(4)	Units include our retail drug stores and mail order facility (acquired in April 2003).

(5)	Same-store sales statistics serve as a measure of our sales growth excluding the effect of opening new stores or closing stores. We compute same-store sales growth on a monthly basis, by comparing sales in the current fiscal month with those of the same fiscal month of the previous fiscal year for those stores that have been open for at least 13 complete consecutive fiscal months. This computation has the effect of measuring sales increases or decreases each month only for those stores that were open during all of the same month of the previous fiscal year. We compute quarterly and annual same-store sales growth by accumulating the monthly same-store sales results for those quarterly and annual periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion and under Item 1A, “Risk Factors” and elsewhere in this Form 10-K.

OVERVIEW

In fiscal 2006 we continued to operate in an environment of significant change, including increasing competition, industry consolidation, continued pricing pressure from third-party health plans, increasing generic drug utilization and rising gasoline prices, among other factors.

In this environment, we have undertaken significant organizational and operational changes. More than three years ago, we began working on five broad categories of strategic initiatives to make Longs a stronger competitor and more profitable company:

•	Supply chain

•	Front-end sales

•	Pharmacy profitability

•	Customer service

•	Operational processes

To date we have made progress in several areas to support these initiatives:

•	We have made significant improvements in technology in our supply chain and our stores. As part of our supply chain upgrade, we have installed a new distribution management system in our front-end California distribution centers, a new retail merchandise system in all of our stores, and new procurement and allocation systems that are more integrated with our distribution management and retail merchandise systems. We plan to begin installing a new system for store ordering, receiving and inventory management in fiscal 2007. We are also constructing a new front-end distribution center in Patterson, California, scheduled for completion in the summer of fiscal 2007, which will allow us to further increase our self-distribution.

•	We have shifted our front-end merchandise mix toward our core categories of health, wellness, beauty and convenience. We believe this shift strengthens our competitive differentiation and improves the profitability of our sales. Centralizing our merchandising and promotions has also allowed us to make progress on developing our private brand merchandise and building our capabilities for increased self-distribution of front-end merchandise. We plan to continue to pursue our front-end merchandise strategy to expand and enhance our core categories and manage toward a more profitable sales mix.

•	We remodeled 41 additional stores during fiscal 2006, bringing the total number of stores with our new look to 120, or approximately 25% of our chain. We plan to remodel an additional 40 stores in fiscal 2007, and to continue to make more productive use of our non-selling square footage in our remodeled stores through diagnostic labs, classrooms, walk-in medical clinics and similar offerings.

•

We have taken several steps to improve our pharmacy profitability in anticipation of continued third-party pricing pressure. These steps include better buying, increased generic utilization, upgraded pharmacy technology and expanded mail order and central fill capabilities. Our goal is to make continued progress on pharmacy procurement, inventory management, in-stock position and workflow efficiencies.

•	We have increased the capabilities of RxAmerica, our pharmacy benefit services subsidiary, in preparation for our new Medicare prescription drug plan offerings and in order to pursue additional growth in our pharmacy benefit management business. Our goal is to leverage the investments we have made in RxAmerica in order to achieve additional growth.

•	We have improved store productivity and efficiency through more efficient workflow processes, better labor scheduling and creating a safer place to work. As a result of these efforts our operating and administrative expenses have improved, and we plan to return to more substantial store count growth in fiscal 2007, opening or relocating 20 to 25 stores. We will continue to pursue further cost reductions in an effort to better leverage our operating and administrative expenses.

•	We have improved the cash flow performance of underperforming stores. The sales, gross profit margin, operating margin and cash flow for these stores as a group continued to improve in fiscal 2006. We are continuing to monitor the performance of these stores.

•	We have strengthened the safety culture at Longs, resulting in a further reduction in the number of work-related accidents. Our workers’ compensation claims decreased 30% in fiscal 2006 from the previous year, and 45% from two years ago. We intend to continue to improve our safety culture in an effort to preserve the health and welfare of our employees and reduce our workers’ compensation costs.

The progress we have made on these initiatives to date has enabled us to improve our operating performance, develop the organizational competence for change and improvement, and build a foundation for more profitable growth. We remain focused on our longer-term goal to reduce the gap between our operating margin and those of our largest competitors, and plan to continue our efforts to become a stronger competitor and more profitable company.

On January 1, 2006, the new Medicare prescription drug benefit took effect. This new benefit will impact both our retail drug store and pharmacy benefit services segments. Our retail drug stores are in the networks of all of the major Medicare plan sponsors in our region. RxAmerica, our pharmacy benefit services subsidiary, provides pharmacy benefit management services to Medicare prescription drug plan sponsors, and began offering three prescription drug plans of its own. Approximately 200,000 participants in 20 regions encompassing 35 states and the District of Columbia are enrolled in one of the three plans that we offer.

RESULTS OF OPERATIONS

Revenues

	Fiscal Year
	2006	2005	2004
	Dollars in Thousands
Retail drug store sales:
Pharmacy sales	$2,245,296	$2,168,049	$2,082,024
Front-end sales	2,371,550	2,407,002	2,417,070

Total	$4,616,846	$4,575,051	$4,499,094

Pharmacy benefit services revenues:
Pharmacy benefit management revenues	$37,256	$32,822	$27,430
Prescription drug plan revenues	16,201	—	—

Total	$53,457	$32,822	$27,430

Total revenues	$4,670,303	$4,607,873	$4,526,524

Retail drug store sales:
Total sales growth over previous year	0.9%	1.7%	2.2%
Same-store sales growth (decline)	0.6%	0.6%	(0.2)%

Pharmacy sales growth	3.6%	4.1%	6.4%
Same-store pharmacy sales growth	3.2%	2.7%	3.5%
Pharmacy as a % of total retail drug store sales	48.6%	47.4%	46.3%
% of pharmacy sales covered by third party health plans	92.6%	91.9%	91.2%

Front-end sales growth (decline)	(1.5)%	0.4%	(1.2)%
Same-store front-end sales decline	(1.7)%	(1.3)%	(3.2)%
Front-end as a % of total retail drug store sales	51.4%	52.6%	53.7%

Pharmacy benefit services revenues:
Pharmacy benefit management revenue growth over previous year	13.5%	19.7%	17.7%
Prescription drug plan revenue growth over previous year	N/A	N/A	N/A

Fiscal 2006 versus Fiscal 2005

Total revenues increased 1.4% in fiscal 2006 over fiscal 2005. Retail drug store sales were $4.62 billion, an increase of 0.9% over fiscal 2005, with same-store sales increasing 0.6%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $53.5 million, compared to $32.8 million in fiscal 2005.

Pharmacy sales increased 3.6% in fiscal 2006 over fiscal 2005, with same-store pharmacy sales increasing 3.2%. The increase in same-store pharmacy sales was primarily due to continued increases in average retail prescription prices, in addition to higher prescription volumes. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced, high-volume generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 3.8 percentage points. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

The increase in our same-store prescription volumes was primarily due to a stronger cold and flu season on the West Coast in fiscal 2006 compared to fiscal 2005. We expect that several favorable industry trends will positively impact our prescription volumes over the long term. These trends include an aging U.S. population consuming a greater number of prescription drugs, the growing use of prescription drugs as preventive therapy by healthcare providers and the introduction of new drugs. Factors that could offset these favorable trends include increasing competition, including the growth of mail-order pharmacies, and rising prescription drug costs, which could cause consumers to reduce their purchases of prescription drugs or third-party health plans to reduce their coverage of prescription drug costs for their members.

Pharmacy sales were 48.6% of total drug store sales in fiscal 2006, compared to 47.4% in fiscal 2005. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 92.6% of our pharmacy sales in fiscal 2006, compared to 91.9% in fiscal 2005. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans, including the new Medicare prescription drug plans.

Front-end sales decreased 1.5% in fiscal 2006 from fiscal 2005, with same-store front-end sales decreasing 1.7%. In an ongoing effort to emphasize our competitive differentiation, we are shifting our front-end merchandise mix toward our core categories of health, wellness, beauty and convenience. The decline in same-store front-end sales was primarily due to lower sales in non-core categories as a result of these shifts. We will continue to make changes to our front-end merchandise assortments in an effort to further improve our competitive position and profitability. A continued industry-wide decline in photo processing sales, due to consumers’ continued migration to digital photography technology, also adversely affected same-store front-end sales in fiscal 2006.

Our performance is affected by economic conditions such as overall economic growth and unemployment, especially in California, our primary market. Higher gasoline prices have also had a significant impact on consumer spending in our markets. We expect these factors to continue to affect our front-end sales in fiscal 2007.

The increase in pharmacy benefit services revenues in fiscal 2006 was primarily due to $16.2 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The three plans have enrolled approximately 200,000 Medicare beneficiaries. These new plans will continue to generate increased revenues in our pharmacy benefit services segment throughout fiscal 2007. Future revenues from these plans are uncertain because this is a new federally subsidized benefit and we have not previously offered such plans, and because plans are subject to annual bidding and regulatory approval.

Fiscal 2005 versus Fiscal 2004

Total revenues increased 1.8% in fiscal 2005 over fiscal 2004. Retail drug store sales increased 1.7% in fiscal 2005 over fiscal 2004, with same-store sales increasing 0.6%. Growth in the number of stores accounted for most of the total increase in retail drug store sales. Higher mail order sales and pharmacy benefit services revenues also contributed to the total revenue increase.

A strike against three major grocery chains in Southern California that began in October 2003 and ended in February 2004 resulted in increased sales in some of our Southern California stores, primarily in the fourth quarter of fiscal 2004. We estimate that the strike favorably impacted our fiscal 2004 same-store sales by 0.8 to 1.0 percentage points.

Pharmacy sales increased 4.1% in fiscal 2005 over fiscal 2004, with same-store pharmacy sales increasing 2.7%. The increase in same-store pharmacy sales was primarily due to an increase in the average retail price per prescription over fiscal 2004, partially offset by a decline in same-store prescription volume. The increase in the average retail price per prescription was mitigated in part by the increased utilization of lower-priced, high-volume generic drugs.

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

Front-end sales increased 0.4% in fiscal 2005 from fiscal 2004, with same-store front-end sales decreasing 1.3%. The decline in same-store front-end sales was partially due to the Southern California grocery strike, which favorably affected fiscal 2004 front-end sales. The shift in our front-end merchandise mix toward our core categories and continued industry-wide decline in photo processing sales also adversely affected same-store front-end sales in fiscal 2005.

Gross Profit

	Fiscal Year
	2006	2005	2004
Retail drug store gross profit (thousands)	$1,185,879	$1,153,663	$1,116,991
Retail drug store gross profit margin	25.7%	25.2%	24.8%
LIFO provision (thousands)	$4,800	$5,500	$1,400
Prescription drug plan gross profit (thousands)	$3,969	N/A	N/A
Prescription drug plan gross profit margin	24.5%	N/A	N/A

Fiscal 2006 versus Fiscal 2005

Retail drug store gross profit was 25.7% of retail drug store sales in fiscal 2006, compared to 25.2% in fiscal 2005. The increase was primarily due to a more profitable merchandise mix through better buying, lower distribution costs and increased utilization of generic drugs, which generally have higher gross profit margins than name-brand drugs, partially offset by continued reductions in prescription drug reimbursement levels from third-party health plans.

We will continue to make shifts in our front-end merchandise assortments in an effort to improve the profitability of our sales mix. Further, our supply chain initiative includes continuing efforts to improve our buying practices and inventory management and reduce our distribution costs. We also expect that the utilization of lower-priced, higher-margin generic drugs will continue to increase. We expect that continued efforts by third-party health plans, including government-sponsored plans, to reduce prescription drug reimbursement level, will at least partially offset these favorable effects on our gross profit percentage. We also expect the new Medicare prescription drug benefit to result in lower reimbursement levels for prescription drugs provided to Medicare participants.

Our LIFO provision, which is included in the cost of retail drug store sales, was $4.8 million in fiscal 2006 and $5.5 million in fiscal 2005. The decrease was primarily due to lower net inflation compared to last year. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix.

In addition to the acquisition cost of inventory sold (net of merchandise rebates and allowances), we include in-bound freight, receiving, warehousing, purchasing and distribution costs, and advertising expenses (net of advertising rebates and allowances) in our cost of retail drug store sales. We classify store occupancy costs as a component of operating and administrative expenses. Our retail drug stores gross profit margins may not be comparable to those of some other retailers who include distribution and advertising costs in their operating expenses, or store occupancy costs in their cost of sales.

Prescription drug plan gross profit was 24.5% of prescription drug plan revenues in fiscal 2006. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan benefit costs represent our portion of the cost of prescription drugs purchased by Medicare participants in one of our prescription drug plans. Such costs include benefit payments during the period to pharmacies, and an estimate for benefit costs incurred but not reported as of the end of the period, reduced by associated manufacturer rebates. Our Medicare prescription drug plan business is also seasonal, with profitability peaking in the second half of our fiscal year. Future gross profit margins from these plans are uncertain because this is a new federally subsidized benefit and we have not previously offered such plans.

Prescription drug plan benefit costs apply only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Fiscal 2005 versus Fiscal 2004

Retail drug store gross profit was 25.2% of retail drug store sales in fiscal 2005, compared to 24.8% in fiscal 2004. The increase was primarily due to a more profitable sales mix through better buying, improved inventory management and the increased utilization of generic drugs, partially offset by continued reductions in prescription drug reimbursement levels from third-party health plans. Retail drug store gross profit in fiscal 2004 also included a benefit of $3.6 million related to the resolution of a pricing dispute with a vendor.

Our LIFO provision, which is included in cost of sales, was $5.5 million in fiscal 2005, compared to $1.4 million in fiscal 2004. The increase was primarily due to higher net inflation compared to fiscal 2004, when we experienced a deflationary environment in many of our front-end categories.

Operating and Administrative Expenses

	Fiscal Year
	2006	2005	2004
Operating and Administrative Expenses (Thousands)	$1,025,224	$1,018,560	$1,000,994
Operating and Administrative Expenses as a Percent of Revenues	22.0%	22.1%	22.1%

Fiscal 2006 versus Fiscal 2005

Operating and administrative expenses were 22.0% of revenues in fiscal 2006, compared to 22.1% in fiscal 2005. The decreased expense rate related primarily to lower workers’ compensation expenses and improved labor productivity, partially offset by increased expenses in our pharmacy benefit services segment in preparation for our new Medicare prescription drug plan offerings.

Workers’ compensation expenses in fiscal 2006 included a $9.6 million benefit from favorable actuarial adjustments to the company’s self-insured workers’ compensation reserves. This compares to a $4.7 million benefit from favorable actuarial adjustments in fiscal 2005. Workers’ compensation expenses were also favorably impacted by lower current-period claims accruals and more favorable insurance premiums and other costs. Workers’ compensation expenses reflect a significant decline in claims and lower costs per claim, which have resulted from our focus on a safe work environment, combined with recent changes in California’s workers’ compensation laws. The number of our workers’ compensation claims decreased 30% in fiscal 2006 from the previous year.

We expect these factors to continue to have a favorable effect on our workers’ compensation programs in the near future. However, the California State Legislature is considering further changes to the state’s workers’ compensation laws that, if enacted, could adversely affect workers’ compensation costs in the state. In addition, due to the inherent volatility involved in determining our self-insurance reserves, especially in California in the past several years, we cannot predict the nature and extent of future actuarial adjustments to those reserves. Future actuarial adjustments, if any, may not be as significant as those we experienced in fiscal 2006. As a result, our total workers’ compensation expenses could increase in fiscal 2007 even if we are successful in continuing to reduce the number of claims and costs per claim.

Fiscal 2005 versus Fiscal 2004

Operating and administrative expenses were 22.1% of revenues in both fiscal 2005 and fiscal 2004. In fiscal 2004 we took a series of steps to improve our productivity and reduce our costs. These steps included a reduction of our administrative workforce by approximately 170 people in our California offices, store labor savings through workflow and staffing changes, modifications to many of our incentive compensation arrangements and the closure of certain support facilities. These actions, combined with other ongoing cost reduction efforts, resulted in lower operating and administrative expenses as a percent of sales beginning in the second half of fiscal 2004 and continuing through the first half of fiscal 2005. Our operating and administrative expense rate began to increase in the second half of fiscal 2005, primarily due to a lack of leverage on labor and related benefit costs, which increased primarily due to normal annual wage adjustments, against lower than expected sales. Expenses related to our supply chain improvement efforts and development of our pharmacy benefit services segment and mail-order services to support potential future growth also increased our operating and administrative expense rate.

Workers’ compensation and other insurance-related expenses in fiscal 2005 included a $4.7 million benefit from favorable actuarial adjustments, versus $5.5 million of net unfavorable actuarial adjustments in fiscal 2004. The decrease in our insurance-related expenses, including the actuarial reserve adjustments, partially reflected a decline in workers’ compensation claims and lower costs per claim. The number of our workers’ compensation claims decreased 22% in fiscal 2005 from the previous year.

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

Depreciation and Amortization

Depreciation and amortization expenses were $84.1 million in fiscal 2006, compared to $85.3 million in fiscal 2005 and $83.6 million in fiscal 2004. The fluctuations over the last three fiscal years reflect variations in the timing of capital expenditures for new store investments, remodels and improvements to existing stores, supply chain improvements and technology; as well as the disposal or replacement of older assets, including those in our remodeled stores.

Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels varies based on the level and timing of our remodel activities.

Gain on Sale of Distribution Center

During fiscal 2006, we entered into a sale-leaseback transaction for our Northern California front-end distribution center located in Lathrop, California, for net proceeds of $21.5 million. We intend to vacate the

Lathrop facility when our new distribution center in Patterson, California, which is currently under construction and scheduled for completion in the summer of fiscal 2007, is fully operational. The leaseback agreement has a minimum term of 8 months, with an option to extend the lease through September 2007.

Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments is summarized as follows:

	Fiscal Year
	2006	2005	2004
	Thousands
Asset impairments	$2,699	$1,151	$3,896
Provision for store closures	—	250	3,542

Total	$2,699	$1,401	$7,438

Asset Impairments

In each of the last three fiscal years, we have identified certain underperforming stores with assets whose carrying values exceeded their related undiscounted expected future cash flows. We recorded impairment charges of $2.7 million in fiscal 2006, $1.2 million in fiscal 2005 and $2.4 million in fiscal 2004 to write the related store assets down to their estimated fair values. In fiscal 2004, we also recorded an impairment charge of $1.5 million related to the write-off of abandoned information technology assets.

Store Closures

The following is a summary of the provision for store closures and the related reserve, which is included in long-term liabilities:

	Fiscal Year
	2006	2005	2004
	Thousands
Reserve balance—beginning of year	$7,011	$9,544	$7,827
Provision for present value of noncancellable lease obligations of stores closed,net of estimated sublease income	—	—	1,367
Changes in assumptions about future sublease income and other lease related costs	—	250	2,175

Total provision for store closures	—	250	3,542
Reserve accretion	—	71	—
Cash payments for lease related costs, net of sublease income	(4,284)	(2,854)	(1,825)

Reserve balance—end of year	$2,727	$7,011	$9,544

Stores closed	1	2	3

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

There was no reserve accretion in fiscal 2006, because all of the remaining stores included in the reserve were closed prior to the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that the initial provision for store closures be recorded at the estimated net present value, and accreted to the full undiscounted value, of the noncancellable lease obligation, net of estimated sublease income. Previous accounting standards required that such provisions be recorded at their full undiscounted values.

Legal Settlements and Other Disputes

In the second quarter of fiscal 2005, we reached an agreement to settle two purported class action lawsuits related to the calculation of earned overtime wages for certain of our former and current store managers and assistant store managers in California. The lawsuits alleged that we improperly classified such employees as exempt under California’s wage and hour laws. We denied all liability in these cases, but agreed to the settlement in order to resolve the plaintiff’s claims while avoiding protracted litigation. Under the settlement, we made cash payments of $11 million to cover claims by eligible plaintiffs, plaintiff attorneys’ fees and costs, payments to the named plaintiffs and costs of a third-party administrator. We recorded a charge of $11.6 million for the total cost of this settlement, including applicable employer payroll taxes, in the second quarter of fiscal 2005, and paid these settlement costs in the second half of the year.

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

Net Interest Expense

Net interest expense was $7.9 million in fiscal 2006 and $13.4 million in both fiscal 2005 and fiscal 2004. The decrease in fiscal 2006 was due to lower average borrowings.

Income Taxes

Our effective income tax rate varies based on the level of our pre-tax income and the amount and timing of certain tax deductions and credits. Our effective income tax rates were 37.5% in fiscal 2006, 36.0% in fiscal 2005 and 35.3% in fiscal 2004. We expect that our effective income tax rate will be approximately 38% in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and borrowings on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured $280 million revolving line of credit with a syndication of banks, which expires in August 2009 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of January 26, 2006, no borrowings were outstanding on our secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. Letters of credit totaling $35.8 million were outstanding under the agreement as of January 26, 2006. We pay a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of January 26, 2006 we had $105.7 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 5.85% to 7.85%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $45.9 million as of January 26, 2006 constitute regularly scheduled principal payments due in fiscal 2007.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could adversely affect our ability to manage our cash requirements, and could result in higher interest costs and potentially accelerated repayment requirements. As of January 26, 2006, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $203.1 million in fiscal 2006, compared to $181.3 million in fiscal 2005 and $122.1 million in fiscal 2004. The increase in our operating cash flows in fiscal 2006 over fiscal 2005 was primarily due to improved operating performance, as reflected by increased net income after adjustments for the non-cash gain on the sale of our distribution center and non-cash stock-based compensation expenses. The increase in our operating cash flows in fiscal 2005 over fiscal 2004 was primarily due to changes in assets and liabilities and deferred income taxes.

Net changes in assets and liabilities and deferred taxes accounted for $31.7 million of our operating cash flows in fiscal 2006. Current and other liabilities increased $73.2 million primarily as a result of the $28.8 million increase in merchandise inventories and increased pharmacy benefit services payables related to our new prescription drug plans. Pharmacy and other receivables increased $24.9 million due to higher pharmacy sales and pharmacy benefit services revenues.

Net changes in assets and liabilities and deferred taxes accounted for $49.9 million of our operating cash flows in fiscal 2005. Merchandise inventories decreased $43.8 million as a result of improved inventory management in our stores and distribution centers. Current and other liabilities decreased $14.7 million primarily as a result of lower merchandise inventory levels, partially offset by increased accruals for workers’ compensation and employee compensation and benefits. Pharmacy and other receivables decreased $5.6 million, primarily due to the timing of payments from pharmacy benefit services customers; lease-related receivables; third-party health plans; and vendors, for amounts associated with our contractual purchase arrangements. Fiscal 2005 operating cash flows also reflect the reclassification of certain income tax amounts from taxes payable to deferred income taxes as a result of the acceleration of certain income tax deductions resulting from tax planning and optimization efforts.

Net changes in assets and liabilities and deferred taxes unfavorably affected our operating cash flows by $6.8 million in fiscal 2004. Current and other liabilities increased $54.7 million primarily as a result of higher inventory levels and improved payment terms with many of our vendors; increased accruals for workers’ compensation and employee compensation and benefits; and increased taxes payable due to increased current taxes due and the effect of income tax credits in fiscal 2003, which had the effect of lowering taxes payable in fiscal 2003. Merchandise inventories increased $33.7 million as a result of our efforts to remain in-stock during a system conversion in our Northern California distribution center and the Southern California grocery strike. Pharmacy and other receivables increased $28.3 million primarily due to increased amounts owed to us from vendors as a result of changes in some of our contractual purchase arrangements, the timing of payments from pharmacy benefit services customers and increased pharmacy receivables arising from higher sales.

Investing Cash Flows

Net cash used in investing activities was $78.5 million in fiscal 2006, compared to $84.2 million in fiscal 2005 and $104.3 million in fiscal 2004. Investing activities primarily consist of capital expenditures for new stores, store remodels and improvements, equipment, technology and supply chain improvements, including the construction of a new front-end distribution center, partially offset by cash receipts from property dispositions.

Capital expenditures were $106.3 million in fiscal 2006, compared to $91.2 million in fiscal 2005 and $114.0 million in fiscal 2004. Fiscal 2006 capital expenditures include amounts invested to date for the construction of our new front-end distribution center in Patterson, California. The lower level of capital expenditures in fiscal 2005 was partially due to the timing of expenditures for certain projects approved in fiscal 2005, which carried over into fiscal 2006. Fiscal 2004 capital expenditures also included investments in store pharmacy robotics and digital photography technology.

Cash receipts from property dispositions were $27.8 million in fiscal 2006, compared to $7.0 million in fiscal 2005 and $9.7 million in fiscal 2004. Fiscal 2006 receipts include net proceeds of approximately $21.5 million from the sale-leaseback of our Lathrop front-end distribution center, which we plan to vacate when our new Patterson distribution center, currently under construction, is fully operational. The remainder of our cash receipts from property distributions in fiscal 2006, 2005 and 2004 primarily include the sale of company-owned locations as a result of closing stores and support facilities.

We opened 5 new stores in fiscal 2006, opened 4 new stores and relocated 2 stores in fiscal 2005, and opened 18 new stores and relocated one store in fiscal 2004. We also remodeled 41 stores during fiscal 2006, 40 stores during fiscal 2005 and 20 stores during fiscal 2004. We plan to open or relocate approximately 20 to 25 stores and remodel up to 40 stores in fiscal 2007. We are also constructing a new front-end distribution center in Patterson, California, scheduled for completion in the summer of fiscal 2007. We expect capital expenditures in fiscal 2007 to be between $200 million and $220 million. The increase over fiscal 2006 is primarily due to costs associated with the Patterson distribution center, increased new store growth and the timing of expenditures for certain projects approved in fiscal 2006, which will carry over into fiscal 2007. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash used in financing activities was $103.8 million in fiscal 2006, compared to $83.5 million in fiscal 2005 and $17.8 million in fiscal 2004. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments and proceeds from the exercise of stock options.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures and stock repurchases. We reduced our revolving line of credit borrowings by $40.0 million in fiscal 2006 and $10.0 million in fiscal 2005; and in fiscal 2004, we increased our revolving line of credit borrowings by $25.0 million. As of January 26, 2006, there were no outstanding borrowings on our revolving line of credit. We also made regularly scheduled principal payments on our private placement notes of

$8.9 million in fiscal 2006, $41.9 million in fiscal 2005 and $2.3 million in fiscal 2004. We are scheduled to make additional principal payments of $45.9 million on our private placement notes in fiscal 2007.

We have repurchased shares of our outstanding common stock in each of the last three years, as follows:

	Fiscal Year
	2006	2005	2004
Shares repurchased	1,420,000	736,260	1,362,200
Total cost (millions)	$55.1	$16.9	$20.0

We repurchased these shares under various programs authorized by our board of directors, most recently in May 2005. Under the May 2005 share repurchase program, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of $120.2 million. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Proceeds from employee stock option exercises were $21.0 million in fiscal 2006, compared to $6.2 million in fiscal 2005 and $0.5 million in fiscal 2004. The increased level of stock option exercises reflects an increasing number of vested options and a higher average stock price.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We have paid regular quarterly dividends of $0.14 per share ($0.56 per share annually) for each of the last three fiscal years. Total dividends were $20.8 million in fiscal 2006, $20.9 million in fiscal 2005 and $21.0 million in fiscal 2004.

Contractual Obligations

The following table summarizes our contractual obligations as of January 26, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Thousands
Long-term debt	$120,147	$51,948	$49,242	$6,993	$11,964
Operating leases	993,813	77,391	148,567	135,919	631,936
Capital lease obligations	22,537	1,001	2,079	2,096	17,361
Purchase obligations	9,447,796	1,774,550	3,713,925	3,959,321	—
Other long-term liabilities	—	—	—	—	—

Total	$10,584,293	$1,904,890	$3,913,813	$4,104,329	$661,261

See “Debt,” “Leases” and “Commitments and Contingencies” in the accompanying notes to our consolidated financial statements for further information about the above items.

Purchase obligations include merchandise purchase commitments under various long-term supply contracts, as well as outstanding commitments under purchase orders issued in the normal course of business. Purchase obligations include estimated amounts to purchase pharmaceutical inventories from AmerisourceBergen, our primary supplier, under a long-term contract, including a new contract that will take effect in July 2006 upon expiration of the current contract. The contract includes a minimum purchase requirement over the contract term, which is effective for three to seven years depending on our actual purchase levels and various termination provisions. The amounts included for this contract in the above table represent our best estimate of purchase levels under the contract’s terms.

Our other long-term liabilities of $84.0 million as of January 26, 2006 consisted of deferred tax liabilities, deferred rent, capital lease obligations, and store closure reserves. These items either are not of a contractual nature, such as deferred rent and deferred income taxes, or are included elsewhere in the above table, such as capital and closed store lease obligations.

We incur substantial cash requirements for the payment of interest and income taxes each year. Payments for interest fluctuate based on our borrowings and interest rates. Our cash payments for interest, net of amounts capitalized, were $9.2 million in fiscal 2006, $13.7 million in fiscal 2005 and $13.8 million in fiscal 2004. At January 26, 2006, all of our $105.7 million in outstanding debt bears interest at fixed rates. Scheduled interest payments on fixed-interest long-term debt are included in “Long-Term Debt” in the table above. Our unsecured revolving line of credit, on which no borrowings were outstanding as of January 26, 2006, bears interest at LIBOR-based rates.

Our cash payments for income taxes were $21.4 million in fiscal 2006, $15.7 million in fiscal 2005 and $8.8 million in fiscal 2004. Payments for income taxes fluctuate based on our taxable income and the availability and timing of tax deductions and credits.

We also incur obligations for contributions to our Employee Savings and Profit Sharing Plan. We match a portion of our employees’ voluntary contributions and provide profit sharing contributions to the plan in some years. Our contributions to the plan, which may be made in cash or in shares of our common stock, fluctuate based on the level of participation in the plan by our employees as well as our levels of income. Our contributions to this plan were $11.3 million for fiscal 2006, $7.7 million for fiscal 2005 and $7.3 million for fiscal 2004, all of which we funded with shares of our common stock.

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

Accounts Receivable and Reserves

Our receivables primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) and vendors. We maintain an allowance for the amount of these receivables that we estimate to be uncollectible. Our estimates of uncollectible amounts are based on our historical collection experience, current economic and credit conditions and any information available to us indicating that specific accounts are unlikely to be collected. We have historically collected a relatively high percentage of our accounts receivable, especially pharmacy receivables, and our credit and collection losses have not materially adversely affected us. However, if the financial condition of our third party providers or vendors deteriorates, we may increase the allowance for uncollectible accounts and our recovery of recorded receivables may be significantly affected.

Merchandise Inventories

We record our inventories at the lower of cost or market value. If we do not sell the merchandise at expected prices or if we make decisions to significantly reduce or eliminate merchandise items or categories, we may need to record adjustments to the carrying value of our merchandise inventories and our realization of recorded inventories may be significantly affected.

We use the last-in, first-out (LIFO) method to determine inventory cost. The calculation of LIFO inventory costs depends on a number of factors, including annual inflation rates, year-end inventory levels and merchandise mix, which require estimates during interim periods. These estimates are subject to substantial variability and may result in significant adjustments, particularly during the fourth quarter, when final inflation rates and inventory levels and mix are determined. Our LIFO provision, included in cost of goods sold, was $4.8 million in fiscal 2006, $5.5 million in fiscal 2005 and $1.4 million in fiscal 2004.

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

Since quoted market prices are not typically available for our long-lived tangible and intangible assets, we estimate fair values for most assets based on the expected present value of future cash flows. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside of our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from our estimates, we may record significant additional impairment charges in the future. We recorded impairment charges of $2.7 million in fiscal 2006, $1.2 million in fiscal 2005 and $3.9 million in fiscal 2004.

Store Closure Reserves

We recognize a liability for costs associated with closing a store when the liability is incurred. We record the present value of expected future lease costs, net of estimated future sublease income, when the store is closed. We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.

Our calculation of store closure costs includes significant estimates about the amounts and timing of future sublease income. These estimates are based on our historical experience, the condition and location of the property, the lease terms and current real estate leasing market conditions. If actual results differ from our estimates, we may significantly adjust our store closure reserves in future periods. We recorded no provision for store closures in fiscal 2006, and provisions of $0.3 million in fiscal 2005 and $3.5 million in fiscal 2004.

Insurance Reserves

We maintain insurance coverage for significant exposures as well as those risks that are required to be insured by law. It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, pharmacist liability, business interruptions and employee health care. We record provisions for these items based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. An independent actuary periodically evaluates our most significant insurance reserves. We discount reserves for workers’ compensation and general liability claims to their expected present value using an essentially risk-free interest rate. The projections involved in this estimate are subject to substantial uncertainty because of several unpredictable factors, including actual claims experience, regulatory changes, litigation trends and changes in inflation and interest rates. If actual claims or costs vary from our estimates, we may need to record significant adjustments to our reserves and expense.

Revenue Recognition

We recognize revenue from retail drug store sales, net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on our historical experience. Historically, our sales returns have not been significant, but changes in our experience could result in significant additional reserves.

Our pharmacy benefit services revenues include amounts generated from pharmacy benefit management services and, beginning January 1, 2006, prescription drug plans. We recognize revenue from pharmacy benefit management services, which include plan design and implementation, claims administration and formulary management, when our RxAmerica subsidiary has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. RxAmerica does not take title to prescription drug inventories or assume substantial risks and rewards of inventory ownership or receivable collection associated with the provision of pharmacy benefit management services. Accordingly, under our existing contracts we recognize pharmacy benefit management revenues from third-party health plans net of the reimbursements due to participating pharmacies. We do not recognize co-payments made to participating pharmacies by health plan members. We estimate certain rebate revenues in our pharmacy benefit services segment based on our contractual terms and prescription drug utilization mix. These estimates are subject to uncertainty and actual results could differ significantly.

Beginning January 1, 2006, we also earn revenues for the prescription drug plan benefits we provide to Medicare participants through our pharmacy benefit services segment. These revenues include fixed monthly premiums and certain adjustments based on our claims experience and other factors. We recognize the fixed monthly premiums on a straight-line basis over the period of coverage, and we estimate the revenue adjustments based on information available to us about our claims experience and other factors. These estimates are subject to substantial uncertainty, particularly in the first year of this new federal benefit, and actual results could differ significantly.

Vendor Rebates and Allowances

We record merchandise rebates and allowances as a reduction of the cost of inventory and recognize the benefit through the cost of retail drug store sales when we sell the related inventory. We recognize advertising rebates and allowances as a reduction of advertising expense, a component of cost of retail drug store sales, when we incur the related advertising expense or complete the required performance. We defer lump-sum payments received from vendors in connection with a contractual arrangement and recognize them over the contract term as a reduction of cost of retail drug store sales. Some of our contractual arrangements require estimates of the rebate amounts earned and collectible. If actual rebates and allowances received differ from our estimates, we may be required to record significant adjustments to our rebates and allowances.

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

Item 7A. Quantitative and Qualitative Disclosures of Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which no borrowings were outstanding as of January 26, 2006 bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

Item 8. Financial Statements and Supplementary Data

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the Fiscal Year Ended
	January 26, 2006	January 27, 2005	January 29, 2004
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$4,616,846	$4,575,051	$4,499,094
Pharmacy benefit services revenues	53,457	32,822	27,430

Total revenues	4,670,303	4,607,873	4,526,524
Costs and expenses:
Cost of retail drug store sales	3,430,967	3,421,388	3,382,103
Prescription drug plan benefit costs	12,232	—	—
Operating and administrative expenses	1,025,224	1,018,560	1,000,994
Depreciation and amortization	84,072	85,259	83,595
Gain on sale of distribution center	(11,049)	—	—
Provision for store closures and asset impairments	2,699	1,401	7,438
Legal settlements and other disputes, net	—	10,773	(7,007)

Operating income	126,158	70,492	59,401
Interest expense	9,151	13,993	13,898
Interest income	(1,294)	(639)	(519)

Income before income taxes	118,301	57,138	46,022
Income taxes	44,417	20,578	16,258

Net income	$73,884	$36,560	$29,764

Earnings per common share:
Basic	$1.98	$0.98	$0.80
Diluted	1.93	0.97	0.79
Dividends per common share	$0.56	$0.56	$0.56
Weighted average number of shares outstanding:
Basic	37,332	37,262	37,213
Diluted	38,280	37,591	37,454

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 26, 2006	January 27, 2005
	Thousands Except Share Information
ASSETS
Current Assets:
Cash and cash equivalents	$74,662	$53,890
Pharmacy and other receivables, net	183,213	158,345
Merchandise inventories, net	462,030	433,280
Deferred income taxes	42,258	43,074
Prepaid expenses and other current assets	21,204	22,742

Total current assets	783,367	711,331

Property:
Land	111,097	108,198
Buildings and leasehold improvements	588,540	577,773
Equipment and fixtures	601,247	565,161

Total	1,300,884	1,251,132
Less accumulated depreciation	676,084	632,778

Property, net	624,800	618,354

Goodwill	82,085	82,085
Intangible assets, net	6,060	6,354
Other non-current assets	7,832	3,791

Total	$1,504,144	$1,421,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$349,888	$273,957
Employee compensation and benefits	138,202	139,966
Taxes payable	58,493	52,999
Current maturities of debt	45,870	8,870

Total current liabilities	592,453	475,792

Long-term debt	59,818	145,688
Deferred income taxes and other long-term liabilities	83,995	73,298
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,216,000, and 37,418,000 shares outstanding	18,608	18,709
Additional capital	214,745	180,072
Unearned compensation	(1,371)	(1,528)
Retained earnings	535,896	529,884

Total stockholders’ equity	767,878	727,137

Total	$1,504,144	$1,421,915

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Fiscal Year Ended
	January 26, 2006	January 27, 2005	January 29, 2004
	Thousands
Operating Activities:
Net income	$73,884	$36,560	$29,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,072	85,259	83,595
Gain on sale of distribution center	(11,049)	—	—
Provision for store closures and asset impairments	2,699	1,401	7,438
Deferred income taxes and other	9,472	13,826	358
Stock awards and options, net	13,714	1,171	702
Common stock contribution to benefit plan	8,104	7,077	7,476
Changes in assets and liabilities:
Pharmacy and other receivables	(24,868)	5,605	(28,340)
Merchandise inventories	(28,750)	43,842	(33,687)
Other assets	2,658	1,256	130
Current liabilities and other	73,195	(14,659)	54,703

Net cash provided by operating activities	203,131	181,338	122,139

Investing Activities:
Capital expenditures and acquisitions	(106,322)	(91,179)	(113,999)
Proceeds from property dispositions	27,794	6,971	9,727

Net cash used in investing activities	(78,528)	(84,208)	(104,272)

Financing Activities:
Proceeds from (repayments of) revolving line of credit borrowings, net	(40,000)	(10,000)	25,000
Repayments of private placement notes and other borrowings	(8,870)	(41,870)	(2,349)
Repurchase of common stock	(55,129)	(16,855)	(20,023)
Proceeds from exercise of stock options	20,986	6,211	540
Dividend payments	(20,818)	(20,948)	(21,008)

Net cash used in financing activities	(103,831)	(83,462)	(17,840)

Increase in cash and cash equivalents	20,772	13,668	27
Cash and cash equivalents at beginning of year	53,890	40,222	40,195

Cash and cash equivalents at end of year	$74,662	$53,890	$40,222

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$9,210	$13,745	$13,823
Cash paid for income taxes	21,441	15,692	8,756

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Additional Capital	Unearned Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 30, 2003	38,501	$19,250	$169,853	$(4,562)	$531,929	$716,470
Net income					29,764	29,764
Dividends ($0.56 per share)					(21,008)	(21,008)
Stock contributions to Employee Savings and Profit Sharing Plan	415	208	7,268			7,476
Stock award forfeitures, net of grants	(36)	(18)	(937)	356		(599)
Stock-based compensation expense				1,681		1,681
Stock options exercised	26	13	527			540
Tax expense related to stock awards and stock options, net			(380)			(380)
Repurchase of common stock	(1,362)	(681)	(6,010)		(13,332)	(20,023)

Balance at January 29, 2004	37,544	18,772	170,321	(2,525)	527,353	713,921

Net income					36,560	36,560
Dividends ($0.56 per share)					(20,948)	(20,948)
Stock contributions to Employee Savings and Profit Sharing Plan	320	160	6,917			7,077
Stock awards, net of forfeitures	2	1	(400)	(267)		(666)
Stock-based compensation expense				1,264		1,264
Stock options exercised	288	144	6,067			6,211
Tax benefit related to stock awards and stock options, net			573			573
Repurchase of common stock	(736)	(368)	(3,406)		(13,081)	(16,855)

Balance at January 27, 2005	37,418	18,709	180,072	(1,528)	529,884	727,137

Net income					73,884	73,884
Dividends ($0.56 per share)					(20,818)	(20,818)
Stock contributions to Employee Savings and Profit Sharing Plan	228	114	7,990			8,104
Stock awards, net of forfeitures	42	21	1,871	(3,074)		(1,182)
Stock-based compensation expense			4,632	3,231		7,863
Stock options exercised	948	474	20,512			20,986
Tax benefit related to stock awards and stock options, net			7,033			7,033
Repurchase of common stock	(1,420)	(710)	(7,365)		(47,054)	(55,129)

Balance at January 26, 2006	37,216	$18,608	$214,745	$(1,371)	$535,896	$767,878

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies

The Company—Longs Drug Stores Corporation (“Longs” or the “Company”), through its wholly owned subsidiary, Longs Drug Stores California, Inc., operates retail drug stores in California, Hawaii, Nevada, Washington, Colorado and Oregon under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The Company also operates a mail order pharmacy under the name American Diversified Pharmacies, Inc. In addition to prescription drugs, the Company’s core front-end merchandise categories include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, convenience food and beverage items and greeting cards. The Company also sells merchandise in non-core categories such as housewares, automotive and sporting goods.

Longs Drug Stores California, Inc. also provides pharmacy benefit services through its wholly owned subsidiary, Rx America L.L.C. The pharmacy benefit services segment provides a range of pharmacy benefit management services, including plan design and implementation, claims administration, formulary management and mail-order fulfillment, to third-party health plans and other organizations. In addition, effective January 1, 2006, the pharmacy benefit services segment offers prescription drug plan benefits to Medicare participants in 20 regions encompassing 35 states and the District of Columbia under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Basis of Presentation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fiscal Year—The Company operates on a 52/53-week fiscal year ending on the last Thursday in January. The fiscal years ended January 26, 2006, January 27, 2005 and January 29, 2004 each contained 52 weeks of operations.

Reclassifications have been made to certain prior year amounts to conform to the fiscal 2006 presentation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company’s financial statements and actual results may differ from those estimates and assumptions. The Company’s significant accounting judgments and estimates include the accounts receivable and reserves, merchandise inventories, impairment of long-lived assets, store closure reserves, insurance reserves, revenue recognition and vendor rebates and allowances.

Concentrations— The Company purchases over 90% of its pharmaceuticals from a single supplier, AmerisourceBergen Drug Corporation (“AmerisourceBergen”), with whom the Company has a long-term supply contract.

The prescription drug plans offered by the Company’s pharmacy benefit services segment are subject to annual bidding and regulatory approval.

The Company’s stores, mail order pharmacy operations, distribution centers and corporate offices are located in the western United States, primarily in California.

Cash and cash equivalents include investments with original maturities of three months or less when purchased. Also included in cash and cash equivalents are credit card and debit card receivables from banks,

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which settle within three business days, of $8.4 million as of January 26, 2006 and $6.0 million as of January 27, 2005.

Pharmacy and other receivables primarily include amounts due from third party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) and vendors. Receivables are stated net of allowances for uncollectible accounts, summarized as follows:

	Fiscal Year
	2006	2005	2004
	Thousands
Allowances for uncollectible accounts, beginning of year	$5,770	$4,524	$4,960
Additions charged to expense	2,115	1,995	2,305
Deductions for accounts written off	(2,106)	(749)	(2,741)

Allowances for uncollectible accounts, end of year	$5,779	$5,770	$4,524

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $183.1 million as of January 26, 2006 and $178.3 million as of January 27, 2005. The liquidation of LIFO inventory layers did not have a material effect on net income in any of the last three fiscal years.

Prepaid expenses and other current assets include participant-directed investments, primarily in exchange-traded money market and mutual funds, of $10.7 million as of January 26, 2006, and $10.8 million as of January 27, 2005, designated to fund the Company’s non-qualified deferred compensation plan.

Property includes the major categories of land, buildings and leasehold improvements, and equipment and fixtures. Property is recorded at its cost, which is its estimated fair value if the property was acquired as part of an acquisition. The Company capitalizes costs that relate to the application and infrastructure development stage of software development, and includes such costs in equipment and fixtures. Costs for improvements that enhance the usefulness or extend the useful life of an asset are capitalized, as is interest incurred during asset construction or development periods. The Company capitalized interest costs of $1.2 million in fiscal 2006, $0.5 million in fiscal 2005 and $0.8 million in fiscal 2004. Repairs and maintenance costs are expensed as incurred.

Property is depreciated using the straight-line method over its estimated useful life. Useful lives are estimated at twenty to thirty-three years for buildings, the shorter of the estimated useful life or lease term for leasehold improvements and up to twenty years for equipment and fixtures.

Buildings and leasehold improvements include assets under capital leases of $10.6 million as of January 26, 2006 and January 27, 2005. The corresponding capital lease obligation is included in other current and long-term liabilities, depending on scheduled payment dates. The amount capitalized for assets under capital leases is the present value at the beginning of the lease term of the aggregate future minimum lease payments. The amortization of such assets is included in depreciation expense. Accumulated amortization on assets under capital leases was $1.8 million as of January 26, 2006 and $1.3 million as of January 27, 2005.

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. Goodwill is not amortized, but is subject to impairment testing annually, or more frequently if events and circumstances indicate there may be impairment.

Intangible assets consist primarily of purchased pharmacy customer lists, non-compete agreements and beverage licenses. Intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized over those useful lives.

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

Store-specific long-lived tangible assets and intangible assets with finite useful lives are generally evaluated at an individual store level, which is the lowest level at which independent cash flows can be identified. Corporate assets or other long-lived assets that are not store-specific are evaluated at a consolidated entity or segment level as appropriate. Goodwill is evaluated at a reporting unit level in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Geographic regional divisions within the retail drug store segment comprise the Company’s reporting units. Fair values of beverage licenses are estimated based on quoted market prices. Fair values for all other long-lived assets are estimated based on the expected present value of future cash flows.

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

Other non-current assets also include deposits for the purchase of property and equipment, and deferred debt issue costs, net of amortization. Debt issue cost amortization, which is a component of interest expense, was not material in any of the past three fiscal years.

Deferred income taxes and other long-term liabilities consisted of the following:

	January 26, 2006	January 27, 2005
	Thousands
Deferred income taxes	$35,973	$26,611
Deferred rent	35,035	29,318
Capital lease obligations, long-term portion	10,260	10,358
Store closure reserves	2,727	7,011

Total	$83,995	$73,298

Store Closure Reserves—The Company recognizes a liability for costs associated with closing a store when the liability is incurred. The present value of expected future lease costs, net of estimated future sublease income, is recorded when the store is closed. Severance and other employee-related costs are recorded in the period that the closure and related severance packages are communicated to the affected employees. Accretion of the discounted present value of expected future costs is recorded in operating and administrative expenses. Store

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closure reserves are periodically reviewed and, if necessary, adjusted based on changes in estimates about the amounts and timing of future sublease income.

Fair Value of Financial Instruments—The carrying values of the Company’s cash and cash equivalents, receivables and payables approximate their estimated fair values due to their short-term nature. To estimate the fair value of long-term debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. As of January 26, 2006 and January 27, 2005, the carrying values and estimated fair values of the Company’s long-term debt (including the current maturities) were as follows:

	January 26, 2006	January 27, 2005
	Thousands
Carrying value of long-term debt	$105,688	$154,558
Estimated fair value of long-term debt	109,276	161,599

Revenue Recognition—The Company recognizes revenue from retail drug store sales, net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience.

Pharmacy benefit services revenues include amounts generated from pharmacy benefit management services and, beginning January 1, 2006, prescription drug plans. Pharmacy benefit management revenues, which include plan design and implementation, claims administration and formulary management, are recognized when the Company’s RxAmerica subsidiary has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. RxAmerica does not take title to prescription drug inventories or assume substantial risks and rewards of inventory ownership or receivable collection associated with the provision of pharmacy benefit management services. Accordingly, pharmacy benefit management revenues from third-party health plans are recognized net of the reimbursements due to participating pharmacies. The Company does not recognize co-payments made to participating pharmacies by health plan members. Certain rebate revenues related to pharmacy benefit management services are estimated based on the Company’s contractual terms and prescription drug utilization mix.

Beginning January 1, 2006, the Company also earns revenues for prescription drug plan benefits provided to Medicare participants by its pharmacy benefit services segment. These revenues include fixed monthly premiums and certain adjustments based on the Company’s claims experience and other factors. The fixed monthly premiums are recognized on a straight-line basis over the period of coverage, and revenue adjustments are estimated based on information available to the Company about its claims experience and other factors.

Cost of retail drug store sales includes the acquisition cost of inventory sold (net of merchandise rebates and allowances), in-bound freight, receiving, warehousing, purchasing and distribution costs and advertising expenses (net of advertising rebates and allowances). Advertising costs are expensed as incurred and were $78.2 million, $82.1 million and $71.7 million, exclusive of rebates and allowances, in fiscal years 2006, 2005 and 2004, respectively.

Prescription drug plan benefit costs represent the Company’s portion of the cost of prescription drugs purchased by Medicare participants in one of its prescription drug plans. Such costs include benefit payments during the period to pharmacies, and an estimate for benefit costs incurred but not reported as of the end of the period, reduced by associated manufacturer rebates.

Vendor Rebates and Allowances—Merchandise rebates and allowances are recorded as a reduction of the cost of inventory and the benefit is recognized as a reduction of the cost of retail drug store sales when the related

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory is sold. Advertising rebates and allowances are recognized as a reduction of advertising expense, a component of the cost of retail drug store sales, when the related advertising expense is incurred or the required performance is completed. Lump-sum payments received from vendors in connection with a contractual arrangement are deferred and recognized as a reduction of the cost of retail drug store sales over the contract term.

Operating and administrative expenses include costs for retail drug store, pharmacy benefit services and administrative payroll and benefits; facilities and occupancy; and other miscellaneous expenses.

Insurance—The Company maintains insurance coverage for significant exposures and those risks required to be insured by law. It is generally the Company’s policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, pharmacist liability, business interruptions and employee health care. Provisions for these items are recorded based upon the Company’s estimates for claim costs incurred. The provisions are estimated in part by third parties and are based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. Reserves for workers’ compensation and general liability claims are discounted to their expected present value using an essentially risk-free interest rate.

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

Stock-based compensation—The Company has two stock-based employee compensation plans, as described in Note 10. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation. No compensation expense is recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant. Time-vest stock awards are valued at fair market value at the date of grant, and are recorded as compensation expense over the vesting period. Performance-based stock awards are valued at fair market value as of the date on which both the number of shares to be issued and the fair market value of the stock are known. Interim estimates of compensation expense for performance-based stock awards are recorded based on the Company’s best estimate of the number of shares to be issued and the then-current fair market value of the stock.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation:

	Fiscal Year
	2006	2005	2004
	Thousands Except Per Share Amounts
Net income, as reported	$73,884	$36,560	$29,764
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,197	635	650
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,745)	(4,143)	(3,905)

Pro forma net income	$71,336	$33,052	$26,509

Basic net income per share:
As reported	$1.98	$0.98	$0.80
Pro forma	$1.91	$0.89	$0.71
Diluted net income per share:
As reported	$1.93	$0.97	$0.79
Pro forma	$1.86	$0.88	$0.71

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal Year
	2006	2005	2004
Dividend yield	2.27%	2.56%	2.60%
Expected volatility	38.66%	38.87%	38.74%
Risk-free interest rate	4.00%	3.53%	2.94%
Expected life (years)	5.2	5.0	5.0

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

	Fiscal Year
	2006	2005	2004
	Thousands
Basic weighted average number of shares outstanding	37,332	37,262	37,213
Effect of dilution from:
Stock options	818	182	71
Restricted stock awards	130	147	170

Diluted weighted average number of shares outstanding	38,280	37,591	37,454

The computations of diluted earnings per share excluded 0.2 million stock options for fiscal 2006, 1.8 million stock options for fiscal 2005 and 2.6 million stock options for fiscal 2004 because their exercise prices were greater than or equal to the average share price for the respective periods, and therefore their

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Comprehensive income equals net income for all periods presented.

New Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 (the Company’s fiscal year ending January 25, 2007), and may also be applied to previous periods retrospectively upon adoption. The Company currently uses the intrinsic value method of accounting for stock-based employee compensation, in accordance with the provisions of APB No. 25. No compensation expense is recognized for employee stock options because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant. Adoption of SFAS No. 123R will therefore result in an increase in reported operating and administrative expenses, primarily for employee stock options, and thus a decrease in net income and earnings per share. Management estimates that the adoption of SFAS No. 123R will reduce net income by $0.08 to $0.09 per diluted share in fiscal 2007.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. Issue No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of Issue No. 05-6 had no impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP No. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as expense. FSP No. FAS 13-1 is effective as of the first reporting period beginning after December 15, 2005 (the first quarter of the Company’s fiscal year ending January 25, 2007), and may also be applied to previous periods retrospectively upon adoption. The Company currently capitalizes rent incurred during initial construction of store properties or related improvements and includes these costs in buildings and leasehold improvements. Adoption of FSP No. FAS 13-1 will therefore result in an increase in reported operating and administrative expenses for rental costs incurred during the construction period, offset by a decrease in reported expenses for the remainder of the lease term. Management estimates that the adoption of FSP No. FAS 13-1 will reduce net income by $0.04 to $0.05 per diluted share in fiscal 2007.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. There were no changes in the net carrying value of goodwill for the fiscal years ended January 26, 2006 and January 27, 2005.

The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of January 26, 2006:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,481	$(2,342)	$1,139
Non-compete agreements and other	2-5 years	35	(29)	6

Total		3,516	(2,371)	1,145
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,915	—	4,915

Total		$8,431	$(2,371)	$6,060

As of January 27, 2005:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,020	$(1,502)	$1,518
Non-compete agreements and other	2-5 years	50	(32)	18

Total		3,070	(1,534)	1,536
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,818	—	4,818

Total		$7,888	$(1,534)	$6,354

Amortization expense for intangible assets with finite useful lives was $0.7 million in fiscal 2006, $0.8 million in fiscal 2005 and $0.6 million in fiscal 2004. Estimated future annual amortization expense on these intangibles is as follows (in thousands):

Fiscal year ending:
2007	601
2008	375
2009	169

Total	$1,145

3. Debt

Debt at January 26, 2006 and January 27, 2005 consisted of the following:

	January 26, 2006	January 27, 2005
	Thousands
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	$105,688	$114,558
Revolving line of credit, variable interest, expires August 2009	—	40,000

Total debt	105,688	154,558
Less current maturities	45,870	8,870

Long-term portion	$59,818	$145,688

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a secured $280 million revolving line of credit with a syndication of banks, which expires in August 2009 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. Letters of credit totaling $36 million were outstanding under the agreement as of January 26, 2006. The Company pays a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit ($244 million as of January 26, 2006).

The private placement notes are secured on the same basis as the secured revolving line of credit. The private placement notes may be redeemed at the Company’s option prior to their scheduled maturities, subject to an early payment premium.

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of January 26, 2006, the Company was in compliance with the restrictions and limitations included in these provisions.

Future minimum principal payments on long-term debt are as follows (in thousands):

Fiscal year ending:
2007	$45,870
2008	6,727
2009	36,727
2010	2,727
2011	2,727
Thereafter	10,910

Total	$105,688

4. Leases

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

Net rental expense is summarized as follows:

	Fiscal Year
	2006	2005	2004
	Thousands
Minimum rentals	$82,902	$81,383	$79,053
Contingent rentals	10,671	10,102	12,210

	93,573	91,485	91,263
Less sublease income	(2,948)	(2,492)	(2,851)

	$90,625	$88,993	$88,412

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minimum rental commitments for non-cancelable leases as of January 26, 2006 are as follows:

	Operating Leases	Capital Leases
	Thousands
Fiscal year ending:
2007	$77,391	$1,001
2008	76,525	1,031
2009	72,042	1,048
2010	69,581	1,048
2011	66,338	1,048
Thereafter	631,936	17,361

Total minimum lease payments	$993,813	$22,537

Less amounts representing interest		(12,179)

Present value of capital lease obligations		$10,358
Less current portion		(98)

Long-term portion		$10,260

Total minimum lease payments on operating leases have not been reduced by minimum future sublease rentals of $15.8 million under non-cancelable subleases.

During fiscal 2006, the Company entered into a sale-leaseback transaction for its Northern California front-end distribution center located in Lathrop, California, for net proceeds of $21.5 million. The Company intends to vacate the Lathrop facility when its new distribution center in Patterson, California, which is currently under construction and scheduled for completion in the summer of fiscal 2007, is fully operational. The leaseback agreement has a minimum term of 8 months, with an option for the Company to extend the lease through September 2007. The sale-leaseback transaction transferred substantially all risks and rewards of ownership to the buyer-lessor, and there are no commitments, obligations, provisions or circumstances that require or result in the Company’s continuing involvement other than the normal leaseback terms. Further, the leaseback is considered “minor” as defined in SFAS No. 13 Accounting for Leases, and SFAS No. 28, Accounting for Sales with Leasebacks. Therefore, the $11.0 million gain on the transaction was recognized upon completion of the sale in fiscal 2006.

5. Commitments and Contingencies

As of January 26, 2006, the Company had outstanding commitments to purchase approximately $9.4 billion of merchandise inventory at various dates over the next five years for use in the normal course of business. This amount primarily represents commitments to our primary supplier, AmerisourceBergen, under a long-term supply contract, including a new contract that will take effect in July 2006 upon expiration of the current contract. The contract includes a minimum purchase requirement over the contract term, which is effective for three to seven years depending on the Company’s actual purchase levels and various termination provisions.

The Company has entered into agreements with its executive officers and other key employees that provide termination benefits in the event of certain change in control events. Total contingent termination benefits as of the end of fiscal 2006 were approximately $72 million, plus amounts covering any excise tax on these benefits for certain executive officers. There have been no events that would trigger these benefits as of January 26, 2006.

Rankin v. Longs Drug Stores California, Inc., as amended on January 19, 2005, was originally filed in the Superior Court of California, San Diego County on October 13, 2004. The lawsuit was certified as a class action

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on July 19, 2005 and alleges that the Company’s employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with the Company during the class period. Trial is set for June 17, 2006. The Company is vigorously defending this litigation. The financial impact to the Company, if any, cannot be predicted at this time.

In February 2004, a purported class action lawsuit entitled Darien Goddard, et al v. Longs Drug Stores Corporation, et al was filed in the Superior Court of California, Alameda County. In March 2004, another purported class action lawsuit entitled David Robotnick v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, Los Angeles County. The lawsuits were filed by plaintiffs who were current or former store managers or assistant managers on behalf of themselves and other similarly situated California store managers and assistant store managers. The lawsuits alleged that the Company improperly classified such employees as exempt under California’s wage and hour and unfair business practice laws and sought damages, penalties, restitution, reclassification and attorneys’ fees and costs. In October 2004, the court approved a mediated settlement whereby the Company paid $11 million to settle all claims and causes of action of the plaintiffs. The Company paid the settlement costs in the third and fourth quarters of fiscal 2005. The Company recorded a provision of $11.6 million in fiscal 2005 for the cost of this settlement and applicable employer payroll taxes. This provision was partially offset by a $0.8 million gain from the favorable settlement of a separate, unrelated class action lawsuit, for which the Company had filed a claim as a member of the plaintiff class, which alleged unlawful price fixing and market allocation by certain vitamin manufacturers. The Company received the settlement payment during the second quarter of fiscal 2005. The combined net expense resulting from these two settlements was $10.8 million.

In addition to the lawsuits described above, the Company is subject to various lawsuits, claims and regulatory reviews arising in the normal course of its businesses. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

6. Employee Compensation and Benefits

The Company had approximately 22,000 full-time and part-time employees as of January 26, 2006. Virtually all full-time employees are eligible for medical, dental and life insurance benefits paid primarily by the Company.

Employees who meet certain eligibility requirements are entitled to participate in the Longs Drug Stores California, Inc. Employee Savings and Profit Sharing Plan. The plan has a 401(k) component under which employees may make voluntary contributions, which are partially matched by the Company, and a profit sharing component. Eligible participants are entitled to a profit sharing benefit, funded entirely by the Company, if profits, as defined, call for a payment in excess of the 401(k) match. Company contributions to the plan may be made in cash or shares of Longs common stock. The portion of the plan that holds Longs common stock is an employee stock ownership plan (ESOP) as defined by the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC) of 1986.

Compensation expense for Company contributions to the plan are measured based on the amount of the contribution called for in the period under the plan. Dividends on ESOP shares are charged to retained earnings, and all shares held by the ESOP are treated as outstanding shares in computing earnings per share. There were 6.1 million shares of Longs common stock in the ESOP as of January 26, 2006, and 6.9 million shares as of January 27, 2005.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expense for Company contributions to the plan in each of the last three fiscal years, all of which have been funded in shares of Longs common stock, were as follows:

	Fiscal Year
	2006	2005	2004
	Thousands
401(k) matching	$6,989	$6,964	$7,264
Profit sharing	4,280	740	—

Total	$11,269	$7,704	$7,264

The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 provided eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on dates selected by the participants in accordance with the terms of the plan. The plan provided for a total deferred compensation obligation of up to $30.0 million. The Company’s deferred compensation obligation was $10.7 million as of January 26, 2006, and $10.8 million as of January 27, 2005. As of February 1, 2004, current participants were no longer allowed to make contributions to the plan and no future participants will be admitted to the plan.

7. Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments, a component of operating income, is summarized as follows:

	Fiscal Year
	2006	2005	2004
	Thousands
Asset impairments	$2,699	$1,151	$3,896
Provision for store closures	—	250	3,542

Total	$2,699	$1,401	$7,438

Asset Impairments

Asset impairments include charges of $2.7 million in fiscal 2006, $1.2 million in fiscal 2005 and $2.4 million in fiscal 2004 to write down assets related to underperforming and closed stores to their estimated fair values. Also during fiscal 2004, the Company recorded asset impairments of $1.5 million related to the write-off of abandoned information technology assets.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Store Closures

The following is a summary of the provision for store closures and related reserves, which are included in long-term liabilities:

	Fiscal Year
	2006	2005	2004
	Thousands
Reserve balance—beginning of year	$7,011	$9,544	$7,827
Provision for present value of noncancellable lease obligations of stores closed, net of estimated sublease income	—	—	1,367
Changes in assumptions about future sublease income and other lease related costs	—	250	2,175

Total provision for store closures	—	250	3,542
Reserve accretion	—	71	—
Cash payments for lease related costs, net of sublease income	(4,284)	(2,854)	(1,825)

Reserve balance—end of year	$2,727	$7,011	$9,544

There was no reserve accretion in fiscal 2006, because all of the remaining stores included in the reserve were closed prior to the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that the initial provision for store closures be recorded at the estimated net present value, and accreted to the full undiscounted value, of the noncancellable lease obligation, net of estimated sublease income. Previous accounting standards required that such provisions be recorded at their full undiscounted values.

8. Income Taxes

Income tax expense is summarized as follows:

	Fiscal Year
	2006	2005	2004
	Thousands
Current:
Federal	$26,997	$4,052	$9,174
State	7,242	1,045	5,052

	34,239	5,097	14,226
Deferred	10,178	15,481	2,032

Total	$44,417	$20,578	$16,258

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the federal statutory tax rate and the Company’s effective tax rates is as follows:

	Fiscal Year
	2006	2005	2004
	Thousands
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefits	4.3%	4.5%	4.8%
Benefits of tax credits	(0.8)%	(0.8)%	(0.7)%
Benefits of deductible dividends paid on employee stock ownership plan shares	(1.0)%	(2.3)%	(3.0)%
Other	0.0%	(0.4)%	(0.8)%

Effective income tax rate	37.5%	36.0%	35.3%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 26, 2006	January 27, 2005
	Thousands
Deferred tax assets:
Employee compensation and benefits	$41,937	$43,939
Deferred rent	12,214	6,871
Inventories	2,588	3,861
Intangible assets	1,566	5,653
Other	8,095	5,668

	66,400	65,992

Deferred tax liabilities:
Property and depreciation	51,193	41,148
Other	8,922	8,381

	60,115	49,529

Net deferred tax asset	$6,285	$16,463

The Company has state tax credits of $1.4 million that may be carried forward for an indefinite period of time to offset future state taxable income.

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

The Company repurchased shares of its outstanding common stock in each of the last three years, as follows:

	Fiscal Year
	2006	2005	2004
Shares repurchased	1,420,000	736,260	1,362,200
Total cost (millions)	$55.1	$16.9	$20.0

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These shares were repurchased under various programs authorized by the Company’s Board of Directors, most recently in May 2005. Under the May 2005 share repurchase program, the Company is authorized to repurchase additional shares of its outstanding common stock for a maximum additional expenditure of $120.2 million.

10. Stock Incentive Plans

The Company has two separate plans under which it may grant options to purchase shares of the Company’s common stock and other awards of common stock or common stock appreciation rights to key employees. The 1995 Long Term Incentive Plan, as amended, authorized the issuance of 7,400,000 shares of common stock in the form of stock options and stock awards. The Non-Executive Long Term Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of common stock of the Company and contains similar provisions to those of the 1995 Long Term Incentive Plan, except that it does not allow for incentive stock options or grants to officers or directors of the Company. Each stock award granted from the 1995 Long Term Incentive Plan reduces the total number of available shares under the plan by 2.75 shares and each stock option granted reduces the total available by one share. For the Non-Executive Long Term Incentive Plan, each stock award or stock option reduces available shares by one share. As of January 26, 2006, there were 5,206,709 shares of common stock available for grant under the two plans.

Stock Options

Generally, stock options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company’s options generally vest in equal annual portions over a period of four years and have a maximum term of ten years. The Company’s stock option award plans contain provisions for accelerated vesting upon a change of control.

Following is a summary of stock option activity:

	Options Outstanding		Options Exercisable
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 30, 2003	3,584,950	$22.68
Granted (weighted average fair value $5.54)	827,900	19.12
Exercised	(26,790)	20.17
Forfeited	(346,755)	22.17
Expired	(64,315)	22.48

Outstanding at January 29, 2004	3,974,990	$22.00	978,460	$22.73
Granted (weighted average fair value $8.21)	750,500	26.36
Exercised	(288,065)	21.56
Forfeited	(206,765)	21.41
Expired	(80,135)	22.31

Outstanding at January 27, 2005	4,150,525	$22.85	1,532,075	$22.46
Granted (weighted average fair value $12.34)	345,400	37.77
Exercised	(948,464)	22.13
Forfeited	(268,225)	24.06
Expired	(60,335)	22.22

Outstanding at January 26, 2006	3,218,901	$24.56	1,568,191	$22.79

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of options outstanding and exercisable as of January 26, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$15.11 - $22.45	956,915	6.7	$20.16	590,490	$20.79
$23.00 - $30.52	2,045,486	7.4	24.83	977,701	24.00
$34.51 - $43.78	216,500	9.4	41.56	—	—

	3,218,901	7.3	24.56	1,568,191	22.79

Stock Awards

Stock awards with only time-based vesting requirements are valued at fair market value at the date of grant and are recorded as compensation expense on a straight-line basis over the vesting period. Recipients have voting rights to the shares and dividends are credited to the shares during the restriction period. However, transfer of ownership of the shares is dependent on continued employment for periods of one to five years.

Stock awards with performance-based vesting requirements, such as a target Company stock price or earnings per share, are valued at fair market value as of the date on which both the number of shares to be issued and the fair market value of the stock are known. Interim estimates of compensation expense for performance-based stock awards are recorded based on the Company’s best estimate of the number of shares to be issued and the then-current fair market value of the stock. Compensation expense for performance-based stock awards is recognized on straight-line basis over the requisite service period for each separately vesting portion of the award. Shares are not granted under a performance-based stock award until such time as the performance objective has been met, subject to necessary approvals, at which point additional time-based vesting requirements apply and recipients have the same rights and restrictions as for stock awards with only time-based vesting requirements.

Unearned compensation expense of $1.4 million as of January 26, 2006 and $1.5 million as of January 27, 2005 represents the value of the unvested portion of stock awards granted, and is reflected as a reduction of stockholders’ equity, to be charged to expense over the remaining vesting period. In fiscal 2006, the Company recorded compensation expense of $4.6 million for performance-based stock awards under which shares had not been granted because the performance conditions had not yet been met with a corresponding credit to paid-in capital.

Following is a summary of stock award activity:

	Fiscal Year
	2006	2005	2004
Stock awards outstanding, beginning of year	217,310	283,800	399,500
Granted	89,009	15,750	10,000
Vested	(134,429)	(66,880)	(68,871)
Forfeited	(39,850)	(15,360)	(56,829)

Stock awards outstanding, end of year	132,040	217,310	283,800

The weighted average fair value of restricted stock awards granted was $37.34 in fiscal 2006, $23.56 in fiscal 2005 and $16.72 in fiscal 2004.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment Information

The Company operates in two business segments, retail drug stores and pharmacy benefit services. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. The accounting policies for the segments are the same as those described in Note 1. Inter-segment transactions and balances are eliminated in consolidation.

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of January 26, 2006, the retail drug store segment operated 476 retail stores in six western states under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

The pharmacy benefit services segment, operated through the Company’s RxAmerica subsidiary, provides pharmacy benefit management services whereby RxAmerica contracts with third-party health plans, retail pharmacies and drug manufacturers to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, claims administration, formulary management and mail order pharmacy fulfillment. In addition, effective January 1, 2006, the pharmacy benefit services segment operates a prescription drug plan that offers prescription drug benefits to Medicare participants in 20 regions encompassing 35 states and the District of Columbia under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

The following table summarizes significant financial information by segment:

	January 26, 2006	January 27, 2005	January 29, 2004
	Thousands
Revenues:
Retail Drug Stores	$4,616,846	$4,575,051	$4,499,094
Pharmacy Benefit Services	53,457	32,822	27,430

Consolidated Totals	$4,670,303	$4,607,873	$4,526,524

Operating Income:
Retail Drug Stores	$117,681	$57,940	$47,524
Pharmacy Benefit Services	8,477	12,552	11,877

Consolidated Totals	$126,158	$70,492	$59,401

Total Assets:
Retail Drug Stores	$1,454,465	$1,383,159	$1,406,752
Pharmacy Benefit Services	126,704	87,259	76,222
Inter-segment Eliminations	(77,025)	(48,503)	(40,862)

Consolidated Totals	$1,504,144	$1,421,915	$1,442,112

The retail drug store segment accounts for substantially all of the Company’s capital expenditures, depreciation and amortization; and all of the gain on sale of distribution center, provision for store closures and asset impairments, and legal settlements and other disputes.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated total revenues include the following product and service types:

	January 26, 2006	January 27, 2005	January 29, 2004
	Thousands
Pharmacy sales	$2,245,296	$2,168,049	$2,082,024
Front-end sales	2,371,550	2,407,002	2,417,070
Pharmacy benefit management revenues	37,256	32,822	27,430
Prescription drug plan revenues	16,201	—	—

Consolidated total revenues	$4,670,303	$4,607,873	$4,526,524

12. Selected Quarterly Information (Unaudited)

Summarized quarterly results of operations for the years ended January 26, 2006 and January 27, 2005 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Thousands, except per share data
Year ended January 26, 2006
Revenues:
Retail drug store sales	$1,140,820	$1,147,895	$1,111,533	$1,216,598	$4,616,846
Pharmacy benefit services revenues	9,608	9,576	8,851	25,422	53,457

Total revenues	1,150,428	1,157,471	1,120,384	1,242,020	4,670,303
Retail drug store gross profit	293,336	299,349	279,886	313,308	1,185,879
Prescription drug plan gross profit	N/A	N/A	N/A	3,969	3,969
Net income	12,847	16,792	8,945	35,300	73,884
Earnings per common share:
Basic	0.34	0.45	0.24	0.95	1.98
Diluted	0.34	0.44	0.23	0.92	1.93

Year ended January 27, 2005
Revenues:
Retail drug store sales	$1,151,754	$1,142,129	$1,092,825	$1,188,343	$4,575,051
Pharmacy benefit services revenues	7,942	8,353	8,072	8,455	32,822

Total revenues	1,159,696	1,150,482	1,100,897	1,196,798	4,607,873
Retail drug store gross profit	292,957	295,395	287,712	310,421	1,186,485
Prescription drug plan gross profit	N/A	N/A	N/A	N/A	N/A
Net income	9,247	3,378	6,229	17,706	36,560
Earnings per common share:
Basic	0.25	0.09	0.17	0.47	0.98
Diluted	0.25	0.09	0.17	0.47	0.97

Pharmacy benefit services revenues include pharmacy benefit management revenues and, beginning January 1, 2006, revenues for prescription drug plans offered to Medicare participants under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan gross profit is measured based on prescription drug plan benefit costs and prescription drug plan revenues. Pharmacy benefit management revenues are reported net of reimbursements to participating pharmacies. Prescription drug plan revenues were $16.2 million and prescription drug plan benefit costs were $12.2 million in the fourth quarter of fiscal 2006, all of which were generated in January when the new benefit became effective.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results for the fourth quarter of fiscal 2006 included a pre-tax gain of $11.0 million for the sale of the Company’s front-end distribution center in Lathrop, California.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Longs Drug Stores Corporation

Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Longs Drug Stores Corporation and subsidiaries (the “Company”) as of January 26, 2006 and January 27, 2005, and the related statements of consolidated income, stockholders’ equity, and cash flows for each of the three years in the period ended January 26, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 26, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 26, 2006 and January 27, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 26, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 26, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 26, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 15, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of January 26, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of January 26, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our assessment and their report is included herein.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

As of January 26, 2006, the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No events have occurred which would require disclosure under this Item.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2006 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

(a)(1)	The Financial Statements are filed with this Form 10-K at pages 26-44.

(a)(2)	All schedules required by this Item are omitted because they are not applicable or the information is included in the financial statements or related notes.

(a)(3)	EXHIBITS

Exhibit No.
3.	Articles of Incorporation and By-Laws

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

6.      Amendments to the Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on April 13, 2001, as Exhibit 10(d) to Form 10-K.*

7.      Employment agreement between the Company and Linda M. Watt, Senior Vice President of Human Resources, dated June 7, 2001 is incorporated by reference as previously filed with the Commission on September 7, 2001, as Exhibit 10.1 to Form 10-Q.*

Exhibit No.

8.      Employment agreement between the Company and Todd J. Vasos, Senior Vice President—Marketing, dated November 21, 2001, is incorporated herein by reference as previously filed with the Commission on April 17, 2002, as Exhibit 10(l) to Form 10-K.*

9.      Amendment to employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer and Treasurer, dated May 22, 2002, is incorporated herein by reference as previously filed with the Commission on September 16, 2002, as Exhibit 10.1 to Form 10-Q.*

10.    The Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as amended, is incorporated herein by reference as previously filed with the Commission on August 29, 2002, on Form S-8, Registration No. 333-98913.*

11.    Employment agreement between the Company and Warren F. Bryant, President and Chief Executive Officer, dated October 30, 2002, is incorporated herein by reference as previously filed with the Commission on December 16, 2002, as Exhibit 10.2 to Form 10-Q.*

12.    The Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, as amended, is incorporated by reference as previously filed with the Commission on April 18, 2003, as Exhibit (s) on Form 10-K.

13.    Employment agreement between the Company and Bruce E. Schwallie, Senior Vice President—Pharmacy and Business Development, dated as of February 1, 2002, is incorporated herein by reference as previously filed with the Commission on April 18, 2003, as Exhibit (u) to Form 10-K.*

14.    Separation agreement between the Company and Terry D. Burnside, Senior Vice President and Chief Operating Officer, dated March 26, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.1 to Form 10-Q.*

15.    Employment agreement between the Company and Michael M. Laddon, Senior Vice President, Chief Information Officer, dated February 25, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.2 to Form 10-Q.*

16.    Employment agreement between the Company and William J. Rainey, Senior Vice President, General Counsel, dated March 18, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.3 to Form 10-Q.*

17.    Longs Drug Stores Corporation 2003 Executive Incentive Plan, as approved by stockholders on May 20, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.1 to Form 10-Q.*

18.    Amendment to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as approved by stockholders on May 20, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.2 to Form 10-Q.*

19.    Form of Agreement for Termination Benefits in the Event of a Change in Corporate Control between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.4 to Form 10-Q.*

20.    Form of Retention Agreement between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.5 to Form 10-Q.*

Exhibit No.

21.    First Amendment to Employment Agreement between Warren F. Bryant, Longs Drug Stores Corporation and Longs Drug Stores California, Inc., dated March 2, 2004 is incorporated herein by reference as previously filed with the Commission on April 12, 2004, as Exhibit 10.cc to Form 10-K.*

22.    Form of Indemnification Agreement between Longs Drug Stores Corporation and directors of Longs Drug Stores Corporation, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.dd to Form 10-K.*

23.    Form of Indemnification Agreement between Longs Drug Stores Corporation and officers of Longs Drug Stores Corporation, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.ee to Form 10-K.*

24.    Form of Indemnification Agreement between Longs Drug Stores California, Inc. and directors and officers of Longs Drug Stores California, Inc, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.ff to Form 10-K.*

25.    Amendment to employment agreement between the Company and Michael M. Laddon, Senior Vice President, Chief Information Officer, dated June 1, 2004, is incorporated herein by reference as previously filed with the Commission on June 4, 2004, as Exhibit 10 to Form 10-Q. *

26.    Credit Agreement dated as of August 6, 2004, between Longs Drug Stores California, Inc. and the lenders thereunder is incorporated herein by reference as previously filed with the Commission on September 3, 2004, as Exhibit 10 to Form 10-Q.

27.    Form of stock option agreement for non-employee directors in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.1 to Form 10-Q.*

28.    Form of stock option agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.2 to Form 10-Q.*

29.    Form of restricted stock award agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.3 to Form 10-Q.*

30.    Form of restricted stock award agreement in Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.4 to Form 10-Q.*

31.    Form of stock option agreement in Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.5 to Form 10-Q.*

32.    Form of non-employee directors’ restricted stock award agreement pursuant to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on April 11, 2005, as Exhibit 10.35 to Form 10-K.*

33.    Form of restricted stock award agreement for senior officers under the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on June 2, 2005, as Exhibit 10.1 to Form 10-Q.*

Exhibit No.

34.    Form of restricted stock award agreement for non-senior officers under the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on June 2, 2005, as Exhibit 10.2 to Form 10-Q.*

35.    Form of restricted stock award under the Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on June 2, 2005, as Exhibit 10.2 to Form 10-Q.*

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

(b) REPORTS ON FORM 8-K

On November 3, 2005, we filed a Current Report on Form 8-K related to a press release regarding our October 2005 sales results.

On November 16, 2005, we filed a Current Report on Form 8-K related to a press release regarding our third quarter of fiscal 2006 financial results and fourth quarter and full year fiscal 2006 financial projections.

On November 17, 2005, we filed a Current Report on Form 8-K related to restricted stock grants to non-employee members of the board of directors and the approval of changes to the compensation of non-employee members of the board of directors.

On November 21, 2005, we filed a Current Report of Form 8-K related to the resignation of the Company’s Chief Operating Officer.

On December 2, 2005, we filed a Current Report on Form 8-K related to a press release regarding our November 2005 sales results.

On January 5, 2006, we filed a Current Report on Form 8-K related to a press release regarding our December 2005 sales results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date:	March 17, 2006	/s/ S. F. MCCANN
(S. F. McCann) Executive Vice President, Chief Financial Officer and Treasurer

Date:	March 17, 2006	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos) Group Vice President—Controller and Assistant Secretary (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. F. BRYANT (W. F. Bryant)	Chairman, President and Chief Executive Officer	March 17, 2006

/s/ L. T. BARNES, JR. (L. T. Barnes, Jr.)	Director	March 17, 2006

/s/ M. H. DASHE (M. H. Dashe)	Director	March 17, 2006

/s/ L. M. HARPER (L. M. Harper)	Director	March 17, 2006

/s/ R. M. LONG (R. M. Long)	Director	March 17, 2006

/s/ M. S. METZ, PH.D. (M. S. Metz, Ph.D.)	Director	March 17, 2006

/s/ H. R. SOMERSET (H. R. Somerset)	Director	March 17, 2006

/s/ D. L. SORBY, PH.D. (D. L. Sorby, Ph.D.)	Lead Director	March 17, 2006

Signature	Title	Date

/s/ D. A. TANOUE (D. A. Tanoue)	Director	March 17, 2006

/s/ A. G. WAGNER (A. G. Wagner)	Director	March 17, 2006