Form 10-Q
period 2006-04-27
LONGS DRUG STORES CORP
filed 2006-06-01
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 27, 2006

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

(925) 937-1170

(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

There were 37,842,389 shares of common stock, $.50 par value per share, outstanding as of May 25, 2006.

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

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Our ability to execute our previously announced initiatives and the associated organizational changes;

•	Our ability to successfully complete the construction of and transition to a new front-end distribution center;

•	Our ability to increase self-distribution and improve our purchasing of front-end and pharmacy merchandise;

•	Our ability to successfully implement new technology, including a perpetual inventory system;

•	Disruption in our supply chain due to system conversions;

•	The success of our merchandise and marketing strategies;

•	Consumer reaction to our remodeled stores;

•	The effect of the new Medicare prescription drug benefit on our retail drug store and pharmacy benefit services revenues and profitability;

•	Our ability to develop and integrate our pharmacy, mail order and pharmacy benefit services capabilities to take advantage of future growth opportunities;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs;

•	The efforts of third-party health plans, including government-sponsored plans, to reduce prescription drug costs;

•	Changes in economic conditions, including economic growth and unemployment levels, and in consumer preferences and spending patterns;

•	The impact of rising gasoline prices on economic conditions and consumer spending;

•	The effects of war and terrorism on economic conditions and consumer spending;

•	The impact of state and federal budget deficits on government healthcare spending and on general economic conditions;

•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers, pharmacy benefit management companies and prescription drug plan providers;

•	The growth of mail order pharmacies, and changes in some third-party health plans requiring mail order fulfillment of certain medications;

•	Continued good relationships with our employees;

•	Labor unrest in the same or competitive industries;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our relationships with our suppliers;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•	The impact of pending or future litigation;

•	The effectiveness of workers’ compensation reform efforts, especially in California, and the effect of potential further changes to California’s workers’ compensation laws;

•	Changes in state or federal legislation or regulations affecting our businesses;

•	Changes to accounting policies and practices or internal controls; and

•	Other factors discussed in this report under “ Risk Factors” and elsewhere or in any of our other SEC filings.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended
	April 27, 2006	April 28, 2005
		As Adjusted (Note 2)
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$1,165,961	$1,140,820
Pharmacy benefit services revenues	93,400	9,608

Total revenues	1,259,361	1,150,428

Costs and expenses:
Cost of retail drug store sales	875,955	847,484
Prescription drug plan benefit costs	77,278	—
Operating and administrative expenses	258,607	258,770
Depreciation and amortization	21,279	21,413

Operating income	26,242	22,761
Interest expense	1,362	2,450
Interest income	(911)	(299)

Income before taxes	25,791	20,610
Income taxes	10,007	7,811

Net income	$15,784	$12,799

Earnings per common share:
Basic	$0.42	$0.34
Diluted	0.41	0.34
Dividends per common share	$0.14	$0.14
Weighted average number of shares outstanding:
Basic	37,319	37,383
Diluted	38,289	38,102

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	April 27, 2006	April 28, 2005	January 26, 2006
		As Adjusted (Note 2)	As Adjusted (Note 2)
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$74,405	$56,518	$74,662
Pharmacy and other receivables, net	221,936	161,561	183,213
Merchandise inventories, net	439,152	434,829	462,030
Deferred income taxes	44,004	43,987	42,258
Prepaid expenses and other current assets	22,912	21,696	21,204

Total current assets	802,409	718,591	783,367

Property:
Land	113,131	107,451	111,097
Buildings and leasehold improvements	611,145	568,374	578,158
Equipment and fixtures	604,316	575,838	601,247

Total	1,328,592	1,251,663	1,290,502
Less accumulated depreciation	693,234	649,321	674,517

Property, net	635,358	602,342	615,985

Goodwill	84,383	82,085	82,085
Intangible assets, net	6,186	6,189	6,060
Other non-current assets	7,025	3,739	7,832

Total	$1,535,361	$1,412,946	$1,495,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$402,850	$311,284	$349,888
Employee compensation and benefits	121,647	133,492	138,202
Taxes payable	49,521	48,817	58,493
Current maturities of debt	43,727	8,870	45,870

Total current liabilities	617,745	502,463	592,453

Long-term debt	57,091	120,818	59,818
Deferred income taxes and other long-term liabilities	76,852	66,446	80,469
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,749,000, 37,349,000 and 37,216,000 shares outstanding	18,874	18,674	18,608
Additional capital	227,180	190,571	213,374
Retained earnings	537,619	513,974	530,607

Total stockholders’ equity	783,673	723,219	762,589

Total	$1,535,361	$1,412,946	$1,495,329

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 13 weeks ended
	April 27, 2006	April 28, 2005
		As Adjusted (Note 2)
	Thousands
Operating Activities:
Net income	$15,784	$12,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,279	21,413
Deferred income taxes and other	(5,180)	(4,217)
Stock awards and options, net	2,217	4,229
Common stock contribution to benefit plan	5,999	3,735
Changes in assets and liabilities:
Pharmacy and other receivables	(38,723)	(3,216)
Merchandise inventories	22,878	(1,549)
Other assets	(901)	659
Current liabilities and other	27,957	27,745

Net cash provided by operating activities	51,310	61,598

Investing Activities:
Capital expenditures and acquisitions	(43,896)	(19,649)
Proceeds from property dispositions	137	4,938

Net cash used in investing activities	(43,759)	(14,711)

Financing Activities:
Repayments of revolving line of credit borrowings, net	—	(20,000)
Repayments of private placement notes and other borrowings	(4,870)	(4,870)
Repurchase of common stock	(4,044)	(21,281)
Dividend payments	(5,255)	(5,257)
Proceeds from exercise of stock options	5,290	7,149
Other	1,071	—

Net cash used in financing activities	(7,808)	(44,259)

Increase (decrease) in cash and cash equivalents	(257)	2,628
Cash and cash equivalents at beginning of period	74,662	53,890

Cash and cash equivalents at end of period	$74,405	$56,518

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$1,679	$3,197
Cash paid for income taxes	16,129	10,048

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 26, 2006 and the 13 weeks ended April 27, 2006

	Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 27, 2005, as reported	37,418	$18,709	$178,544	$529,884	$727,137
Cumulative effect of accounting change (Note 2)				(5,292)	(5,292)

Balance at January 27, 2005, as adjusted	37,418	$18,709	$178,544	$524,592	$721,845
Net income, as adjusted				73,887	73,887
Dividends ($0.56 per share)				(20,818)	(20,818)
Stock contributions to Employee Savings and Profit Sharing Plan	228	114	7,990		8,104
Stock awards, net of forfeitures	42	21	(1,203)		(1,182)
Stock-based compensation expense			7,863		7,863
Stock options exercised	948	474	20,512		20,986
Tax benefit related to stock awards and stock options, net			7,033		7,033
Repurchase of common stock	(1,420)	(710)	(7,365)	(47,054)	(55,129)

Balance at January 26, 2006, as adjusted	37,216	18,608	213,374	530,607	762,589

Net income				15,784	15,784
Dividends ($0.14 per share)				(5,255)	(5,255)
Stock contributions to Employee Savings and Profit Sharing Plan	158	79	5,920		5,999
Stock awards, net of forfeitures	223	111	(1,326)		(1,215)
Stock-based compensation expense			2,783		2,783
Stock options exercised	236	118	5,172		5,290
Tax benefit related to stock awards and stock options, net			1,742		1,742
Repurchase of common stock	(84)	(42)	(485)	(3,517)	(4,044)

Balance at April 27, 2006	37,749	$18,874	$227,180	$537,619	$783,673

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 26, 2006, except for the accounting changes discussed in Note 2, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended April 27, 2006 and April 28, 2005 are unaudited. The condensed consolidated balance sheet as of January 26, 2006, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 26, 2006. Reclassifications have been made to certain prior period amounts to conform to the fiscal 2007 presentation. In addition, prior period amounts reflect the retrospective application of a new accounting standard relating to rental costs (see Note 2). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim condensed consolidated financial statements should be read together with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2006.

2. Accounting Changes

Effective January 27, 2006, the Company prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, which revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. See Note 3 for more information about this adoption and the impact on the Company’s financial statements.

Also effective January 27, 2006, the Company adopted FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as expense. Prior to fiscal 2007, it was the Company’s policy to capitalize rent incurred during initial construction of store properties or related improvements and include those costs in buildings and leasehold improvements. The Company elected to apply FSP No. FAS 13-1 retrospectively upon adoption and therefore comparative prior periods have been adjusted to reflect related balances as if the standard had been followed as of the beginning of all periods presented. A $5.3 million cumulative adjustment was made to opening retained earnings as of January 27, 2005 to reflect the impact on periods prior to those presented in these financial statements. The adoption of FSP No. FAS 13-1 reduced net income in the quarter ended April 27, 2006 by $0.01 per diluted share, and management estimates it will reduce net income by $0.04 to $0.05 per diluted share for the full year ending January 25, 2007.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedules summarize the effects of the retrospective application of FSP No. FAS 13-1 to the Company’s financial results as of and for the 13 weeks ended April 28, 2005:

Condensed Statement of Consolidated Income -

	For the 13 weeks ended April 28, 2005
	Thousands
	As Reported	As Adjusted	Effect of Change
Revenues	$1,150,428	$1,150,428	$—
Cost of retail drug store sales	847,484	847,484	—
Operating and administrative expenses	258,601	258,770	169
Depreciation and amortization	21,503	21,413	(90)

Operating income	22,840	22,761	(79)
Interest expense	2,450	2,450	—
Interest income	(299)	(299)	—

Income before income taxes	20,689	20,610	(79)

Income taxes	7,842	7,811	(31)

Net income	$12,847	$12,799	$(48)

Earnings per common share:
Basic	$0.34	$0.34	$—
Diluted	0.34	0.34	—

Condensed Consolidated Balance Sheets -

	April 28, 2005			January 26, 2006
	Thousands			Thousands
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Current assets	$718,591	$718,591	$—	$783,367	$783,367	$—
Property:
Land	107,451	107,451	—	111,097	111,097	—
Buildings and leasehold improvements	578,397	568,374	(10,023)	588,540	578,158	(10,382)
Equipment and fixtures	575,838	575,838	—	601,247	601,247	—

Total	1,261,686	1,251,663	(10,023)	1,300,884	1,290,502	(10,382)
Less accumulated depreciation	650,445	649,321	(1,124)	676,084	674,517	(1,567)

Property, net	611,241	602,342	(8,899)	624,800	615,985	(8,815)
Goodwill	82,085	82,085	—	82,085	82,085	—
Intangible assets, net	6,189	6,189	—	6,060	6,060	—
Other non-current assets	3,739	3,739	—	7,832	7,832	—

Total	$1,421,845	$1,412,946	$(8,899)	$1,504,144	$1,495,329	$(8,815)

Current liabilities	$502,463	$502,463	$—	$592,453	$592,453	$—
Long-term debt	120,818	120,818	—	59,818	59,818	—
Deferred income taxes and other long-term liabilities	70,005	66,446	(3,559)	83,995	80,469	(3,526)
Stockholders’ Equity:
Common stock	18,674	18,674	—	18,608	18,608	—
Additional capital	190,571	190,571	—	213,374	213,374	—
Retained earnings	519,314	513,974	(5,340)	535,896	530,607	(5,289)

Total stockholders’ equity	728,559	723,219	(5,340)	767,878	762,589	(5,289)

Total	$1,421,845	$1,412,946	$(8,899)	$1,504,144	$1,495,329	$(8,815)

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statement of Consolidated Cash Flows -

	For the 13 weeks ended April 28, 2005
	Thousands
	As Reported	As Adjusted	Effect of Change
Operating Activities
Net income	$12,847	$12,799	$(48)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,503	21,413	(90)
Deferred income taxes and other	(4,186)	(4,217)	(31)
Stock awards and options, net	4,229	4,229	—
Common stock contribution to benefit plan	3,735	3,735	—
Changes in assets and liabilities	23,639	23,639	—

Net cash provided by operating activities	61,767	61,598	(169)

Investing Activities:
Capital expenditures and acquisitions	(19,818)	(19,649)	169
Proceeds from property dispositions	4,938	4,938	—

Net cash used in investing activities	(14,880)	(14,711)	169

Net cash used in financing activities	(44,259)	(44,259)	—

Increase in cash and equivalents	2,628	2,628	—
Cash and cash equivalents at beginning of period	53,890	53,890	—

Cash and cash equivalents at end of period	$56,518	$56,518	$—

3. Stock-Based Compensation

The Company has two separate plans under which it may grant options to purchase shares of the Company’s common stock and other awards of common stock or common stock appreciation rights to key employees. The 1995 Long Term Incentive Plan, as amended, authorized the issuance of 7,400,000 shares of common stock in the form of stock options and stock awards. The Non-Executive Long Term Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of common stock of the Company and contains similar provisions to those of the 1995 Long Term Incentive Plan, except that it does not allow for incentive stock options or grants to officers or directors of the Company. Each stock award granted from the 1995 Long Term Incentive Plan reduces the total number of available shares under the plan by 2.75 shares and each stock option granted reduces the total available by one share. For the Non-Executive Long Term Incentive Plan, each stock award or stock option reduces available shares by one share. As of April 27, 2006, there were 4,529,329 shares of common stock available for grant under the two plans.

Stock Options

Stock options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company’s options generally vest in equal annual portions over a period of four years and have a maximum term of ten years. The Company’s stock option award plans contain provisions for accelerated vesting upon a change of control.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following is a summary of stock option activity for the 13 weeks ended April 27, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				Thousands
Outstanding at January 26, 2006	3,218,901	$24.56
Granted (weighted average fair value $15.73)	28,500	40.66
Exercised	(235,867)	22.43		$5,197
Expired/Forfeited	(40,670)	27.53

Outstanding at April 27, 2006	2,970,864	$24.85	7.1 years	$67,146

Exercisable at April 27, 2006	1,427,329	$22.77	6.5 years	$35,233

Proceeds from stock option exercises were $5.3 million in the 13 weeks ended April 27, 2006, and the related tax benefit was $2.1 million. The Company’s practice is to issue new shares to satisfy stock option exercises, but the Company may partially or wholly offset the resulting dilution by repurchasing shares in the ordinary course of business, subject to outstanding authorizations by the Company’s Board of Directors and depending on existing market conditions, the Company’s financial position and other capital requirements.

Stock Awards

Stock awards are granted with either time-based vesting requirements or a combination of time-based and performance-based vesting requirements, such as a target Company stock price or earnings per share. Recipients of stock awards with only time-based vesting requirements have voting rights to the shares and dividends are credited to the shares during the restriction period. However, transfer of ownership of the shares is dependent on continued employment for periods of one to five years. Shares are not granted under a performance-based stock award until such time as the performance objective has been met, subject to necessary approvals, at which point additional time-based vesting requirements apply and recipients have the same rights and restrictions as for stock awards with only time-based vesting requirements.

Following is a summary of stock award activity:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 26, 2006	132,040	$31.79
Granted	251,000	39.18
Vested (total fair value $4.1 million)	(99,168)	36.85
Forfeited	(200)	25.93

Outstanding at April 27, 2006	283,672	$36.57

The Company may also grant up to 318,000 additional stock awards under existing performance-based awards, subject to achievement of pre-defined performance objectives.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation Expense

Prior to the adoption of SFAS No. 123R, Share Based Payment, effective January 27,2006 (see Note 2), the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees as allowed by SFAS No. 123, Accounting for Stock Based Compensation. Stock awards were valued at fair market value at the date of grant, and recorded as compensation expense over the vesting period. Compensation expense for performance-based stock awards was estimated until the measurement date, which is the earliest date at which the Company could determine the number of shares an employee is entitled to receive under the performance-based stock award arrangement. No compensation expense was recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

SFAS No. 123R revises SFAS No. 123 and supersedes APB Opinion No. 25, and requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The standard also modifies the measurement of compensation expense for performance-based restricted stock awards. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost is recorded for new awards and the unvested portion of previously issued awards. The adoption of SFAS No. 123R reduced net income in the quarter ended April 27, 2006 by $0.02 per diluted share, and management estimates that it will reduce net income by $0.08 to $0.09 per diluted share for the full year ending January 25, 2007. The following table summarizes the amounts recognized for stock compensation expense (under SFAS No. 123R in the 13 weeks ended April 27, 2006 and under APB Opinion No. 25 in the 13 weeks ended April 28, 2005):

	13 weeks ended
	April 27, 2006	April 28, 2005
	Thousands
Stock compensation expenses, included in operating and administrative expenses:
Stock awards	$1,450	$2,596
Stock options	1,333	—

Total	2,783	2,596
Recognized income tax benefit	(1,118)	(1,038)

After-tax effect of stock compensation expenses on net income	$1,665	$1,558

No amounts of stock-based compensation cost have been capitalized as part of the cost of an asset.

The following table illustrates the effect on net income and earnings per share for the 13 weeks ended April 28, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options (in thousands, except per share amounts):

13 weeks ended April 28, 2005
Net income, as reported (as adjusted, See Note 2)	$12,799
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,558
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,655)

Pro forma net income	$12,702

Basic earnings per share:
As reported	$0.34
Pro forma	$0.34
Diluted earnings per share:
As reported	$0.34
Pro forma	$0.33

As of April 27, 2006 there was $17.6 million of total unrecognized compensation cost related to unvested stock options and stock awards. This cost is expected to be recognized over a weighted average period of 2.8 years.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value of stock options, net of estimated forfeitures, is recorded as compensation expense on a straight-line basis over the vesting period. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	13 weeks ended
	April 27, 2006	April 28, 2005
Expected volatility	37.5%	38.4%
Dividend yield	1.3%	2.6%
Risk-free interest rate	4.6%	4.1%
Expected life (years)	6.0	5.0

The Company estimated its expected volatility based on an analysis of the historical volatility of the Company’s common stock and that of comparable companies over a 6-year term (consistent with its expected life), as well as the implied volatility of the traded options of the Company and of comparable companies. The estimated dividend yield is based on the Company’s historical dividend yields and estimated expected future dividends. The risk-free interest rate is determined based on Treasury rates for the expected term of the options at the date of grant. The Company estimated the expected life based on an analysis of historical exercise behaviors by the Company’s stock option award recipients, comparable companies’ expected life assumptions and the “simplified method” set forth in SEC Staff Accounting Bulletin No. 107 (which calculates an average of the vesting term and the original contractual term).

Stock awards with only time-based vesting requirements are valued at fair market value of the Company’s stock as of the grant date and are recorded, net of estimated forfeitures, as compensation expense on a straight-line basis over the vesting period. Stock awards with performance-based vesting requirements are valued at fair market value of the Company’s stock as of the grant date. Interim estimates of compensation expense for performance-based stock awards are recorded based on the Company’s best estimate of the number of shares to be issued based on the best estimates of performance levels to be achieved (e.g. projected earnings per share). Compensation expense for performance-based stock awards is recognized net of estimated forfeitures on straight-line basis over the requisite service period for each separately vesting portion of the award.

4. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares (stock options and restricted stock awards) outstanding during the period. The following is a reconciliation of the number of shares used in the Company’s basic and diluted earnings per share computations:

	13 weeks ended
	April 27, 2006	April 28, 2005
	Thousands
Basic weighted average number of shares outstanding	37,319	37,383
Effect of dilution from:
Stock options	769	612
Restricted stock awards	201	107

Diluted weighted average number of shares outstanding	38,289	38,102

The computation of diluted earnings per share excluded 0.3 million stock options in the quarter ended April 27, 2006, because their inclusion would have been anti-dilutive.

5. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $185.1 million as of April 27, 2006, $180.3 million as of April 28, 2005, and $183.1 million as of January 26, 2006. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to impairment testing whenever events or changes in circumstances indicate that their carrying values may not be recoverable. The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		Thousands
As of April 27, 2006:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$2,580	$(1,429)	$1,151
Non-compete agreements and other	2-5 years	30	(25)	5

Total		2,610	(1,454)	1,156
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,030	—	5,030

Total		$7,640	$(1,454)	$6,186

As of January 26, 2006:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,481	$(2,342)	$1,139
Non-compete agreements and other	2-5 years	35	(29)	6

Total		3,516	(2,371)	1,145
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,915	—	4,915

Total		$8,431	$(2,371)	$6,060

Amortization expense for intangible assets with finite useful lives was $0.2 million for each of the 13-week periods ended April 27, 2006 and April 28, 2005. Estimated future annual amortization expense on these intangibles is as follows (in thousands):

Fiscal year ending:
2007 (remainder of year)	$461
2008	412
2009	206
2010	37
2011	37
Thereafter	3

Total	$1,156

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Debt

Debt at April 27, 2006 and January 26, 2006 consisted of the following:

	April 27, 2006	January 26, 2006
	Thousands
Private placement notes, fixed interest rates ranging from 5.85% to 7.85%, mature at various dates through 2014	$100,818	$105,688
Revolving line of credit, variable interest, expires August 2009	—	—

Total debt	100,818	105,688
Less current maturities	43,727	45,870

Long-term portion	$57,091	$59,818

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of April 27, 2006, the Company was in compliance with the restrictions and limitations included in these provisions.

8. Commitments and Contingencies

Rankin v. Longs Drug Stores California, Inc., as amended on January 19, 2005, was originally filed in the Superior Court of California, San Diego County on October 13, 2004. The lawsuit was certified as a class action on July 19, 2005 and alleges that the Company’s employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with the Company during the class period. Trial is set for June 23, 2006. The Company is vigorously defending this litigation. The financial impact to the Company, if any, cannot be predicted at this time.

In addition to the lawsuit described above, the Company is subject to various lawsuits, claims and regulatory reviews arising in the normal course of its businesses. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

9. Stockholders’ Equity

The Company repurchased shares of its outstanding common stock as follows:

	For the 13 weeks ended
	April 27, 2006	April 28, 2005
Shares repurchased	84,000	588,000
Total cost (millions)	$4.0	$21.3

These shares were repurchased under various programs authorized by the Company’s Board of Directors, most recently in May 2005. Under the May 2005 share repurchase program, the Company is authorized to repurchase additional shares of its outstanding common stock for a maximum additional expenditure of $116.1 million.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of April 27, 2006, the retail drug store segment operated 477 retail stores in six western states under the names Longs,

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

The pharmacy benefit services segment, operated through the Company’s RxAmerica subsidiary, provides pharmacy benefit management services whereby RxAmerica contracts with third-party health plans, retail pharmacies and drug manufacturers to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, claims administration and formulary management. In addition, beginning January 1, 2006, the pharmacy benefit services segment operates a prescription drug plan that offers prescription drug benefits to Medicare participants in 20 regions encompassing 35 states and the District of Columbia under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

The following tables summarize significant financial information by segment:

	For the 13 weeks ended
	April 27, 2006	April 28, 2005
	Thousands
Revenues:
Retail Drug Stores	$1,165,961	$1,140,820
Pharmacy Benefit Services	93,400	9,608

Consolidated Totals	$1,259,361	$1,150,428

Operating Income:
Retail Drug Stores	$22,297	$19,859
Pharmacy Benefit Services	3,945	2,902

Consolidated Totals	$26,242	$22,761

	April 27, 2006	April 28, 2005	January 26, 2006
	Thousands
Total Assets:
Retail Drug Stores	$1,437,418	$1,386,542	$1,445,650
Pharmacy Benefit Services	175,498	98,626	126,704
Inter-segment Eliminations	(77,555)	(72,222)	(77,025)

Consolidated Totals	$1,535,361	$1,412,946	$1,495,329

Consolidated total revenues include the following product and service types:

	For the 13 weeks ended
	April 27, 2006	April 28, 2005
	Thousands
Pharmacy sales	$597,208	$564,417
Front-end sales	568,753	576,403
Pharmacy benefit management revenues	11,081	9,608
Prescription drug plan revenues	82,319	—

Consolidated total revenues	$1,259,361	$1,150,428

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and the related notes. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion and under “Risk Factors” and elsewhere in this Form 10-Q.

OVERVIEW

Longs Drug Stores Corporation is one of the most recognized retail drug store chains on the West Coast and in Hawaii. With 477 stores as of April 27, 2006, we provide expert pharmacy services and a wide assortment of merchandise focusing on health, wellness, beauty and convenience. We also provide pharmacy benefit services, including pharmacy benefit management and Medicare beneficiary prescription drug plans, through our wholly-owned subsidiary, RxAmerica, LLC.

More than three years ago, we began working on five broad categories of strategic initiatives to make Longs a stronger competitor and more profitable company. The progress we have made is reflected in our financial results for the quarter ended April 27, 2006. We plan to make continued progress on our initiatives to better position us to serve our customers and succeed in the competitive retail environment.

The new Medicare prescription drug benefit under the Medicare Modernization Act became effective on January 1, 2006. We participate in the Medicare drug benefit program through both our retail drug store pharmacies and our pharmacy benefit services subsidiary. The impact of this new benefit created a significant shift in our pharmacy sales mix from commercial and state plans to Medicare drug plans with lower gross margins. The new Medicare drug benefit also created a new business opportunity for our pharmacy benefit services business. RxAmerica contracted with the federal Centers for Medicare and Medicaid Services (“CMS”) to be a prescription drug plan sponsor in 20 regions covering 35 states and the District of Columbia. The first quarter of fiscal 2007 was the first full quarter of results for our new Medicare prescription drug plans.

RESULTS OF OPERATIONS

Revenues

	For the 13 weeks ended
	April 27, 2006	April 28, 2005
Retail drug store sales:
Pharmacy sales	$597,208	$564,417
Front-end sales	568,753	576,403

Total	$1,165,961	$1,140,820

Pharmacy benefit services revenues:
Pharmacy benefit management revenues	$11,081	$9,608
Prescription drug plan revenues	82,319	—

Total	$93,400	$9,608

Total revenues	$1,259,361	$1,150,428

Retail drug store sales:
Total sales growth (decline) over previous year	2.2%	(0.9)%
Same-store sales growth (decline)	1.5%	(1.2)%
Pharmacy sales growth	5.8%	2.6%
Same-store pharmacy sales growth	5.0%	2.5%
Pharmacy as a % of total retail drug store sales	51.2%	49.5%
% of pharmacy sales covered by third party health plans	93.8%	92.5%
Front-end sales decline	(1.3)%	(4.2)%
Same-store front-end sales decline	(1.8)%	(4.4)%
Front-end as a % of total retail drug store sales	48.8%	50.5%
Pharmacy benefit services revenues:
Pharmacy benefit management revenue growth over previous year	15.3%	21.0%
Prescription drug plan revenue growth over previous year	N/A	N/A

Total revenues increased 9.5% in the first quarter of fiscal 2007 over the first quarter of fiscal 2006. Retail drug store sales were $1.17 billion, a 2.2% increase over the first quarter of fiscal 2006, with same-store sales increasing 1.5%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $93.4 million in the first quarter of fiscal 2007 compared to $9.6 million in the first quarter of fiscal 2006. The increase was primarily due to $82.3 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D.

Retail Drug Store Sales

Pharmacy sales increased 5.8% in the first quarter of fiscal 2007 over the first quarter of fiscal 2006, with same-store pharmacy sales increasing 5.0%. The increase in same-store pharmacy sales was primarily due to continued increases in average retail prescription prices. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced, high-volume generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 1.5 to 1.7 percentage points. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

Pharmacy sales were 51.2% of total drug store sales in the first quarter of fiscal 2007, compared with 49.5% in the first quarter of fiscal 2006. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 93.8% of our pharmacy sales in the first quarter of fiscal 2007, compared to 92.5% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans, including the new Medicare prescription drug plans.

Front-end sales decreased 1.3% in the first quarter of fiscal 2007 from the same quarter last year, with same-store front end sales decreasing 1.8%. The decline was primarily due to lower photo processing sales, reflecting a continued industry-wide decline as customers shift toward digital photograph technology; our exit from video rentals; and our ongoing shift from non-core merchandise categories toward our core categories of health, wellness, beauty and convenience. We also believe higher gasoline prices have negatively impacted consumer spending in our markets.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in the first quarter of fiscal 2007 was primarily due to $82.3 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The three plans have enrolled approximately 200,000 Medicare beneficiaries.

Revenues under the three plans include fixed monthly premiums paid by beneficiaries and by the federal Centers for Medicare & Medicaid Services (“CMS”), as well as a CMS risk share component. If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 2.5 percentage points above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk share settlement with CMS subsequent to the end of the plan year. The risk share adjustment, if any, is recorded as an adjustment to premium revenues and accounts receivable or accounts payable.

As a result of the Medicare Part D benefit design, the Company incurs a disproportionate amount of prescription drug plan benefit costs early in the contract year. For example, the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,250, while the beneficiary is responsible for 100% of their drug costs from $2,250 up to $5,100. As such, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,250 coverage levels.

The uneven timing of the Part D prescription drug plan benefit costs resulted in first quarter losses that would entitle the Company to risk share adjustment payments from CMS. Accordingly, as of and for the three months ended April 27, 2006, we recorded a risk share receivable from CMS in accounts receivable and a corresponding retrospective premium adjustment in premium revenues. This represents the estimated amount receivable from CMS under the risk share contract provisions if the program were terminated at April 27, 2006. We expect the risk share adjustment, and therefore revenues, to decline in the second half of the fiscal year as we begin incurring proportionately lower benefit costs compared to the first half of the year.

We expect our new prescription drug plans to continue to generate significantly increased revenues in our pharmacy benefit services segment throughout fiscal 2007 when compared to fiscal 2006. Future revenues from these plans are uncertain because this is a new federally subsidized benefit and we have not previously offered such plans, and because plans are subject to annual bidding and regulatory approval.

The new Medicare prescription drug benefit also contributed to the 15.3% increase in our pharmacy benefit management revenues in the first quarter of fiscal 2007 over the same quarter last year, partly as a result of RxAmerica providing pharmacy benefit management services to Medicare Advantage prescription drug plans.

Gross Profit

	For the 13 weeks ended
	April 27, 2006	April 28, 2005
Retail drug store gross profit (thousands)	$290,006	$293,336
Retail drug store gross profit margin	24.9%	25.7%
LIFO provision (thousands)	$2,000	$2,000
Prescription drug plan gross profit (thousands)	$5,041	N/A
Prescription drug plan gross margin	6.1%	N/A

Retail Drug Stores

Retail drug store gross profit was 24.9% of retail drug store sales in the first quarter of fiscal 2007, compared to 25.7% in the first quarter of fiscal 2006. The decrease was primarily due to lower margins on pharmacy sales due to reductions in prescription drug reimbursement levels associated with the new Medicare prescription drug benefit, and sales mix. This decrease was partially offset by better buying and increased utilization of generic drugs, which generally have higher gross profit margins than name-brand drugs.

We expect to continue to make shifts in our front-end merchandise assortments in an effort to improve the profitability of our sales mix. Further, our supply chain initiative includes continuing efforts to improve our buying practices and inventory management and reduce our distribution costs long term. During fiscal 2007, we expect our distribution costs to increase $10 million to $12 million over fiscal 2006 as we transition distribution activities from our Lathrop distribution center to our new distribution center in Patterson, California, which is currently under construction. We also expect that the utilization of lower-priced, higher-margin generic drugs will continue to increase. We expect that continued efforts by third-party health plans, including government-sponsored plans, to reduce prescription drug reimbursement levels, will at least partially offset these favorable effects on our gross profit percentage. We also expect the new Medicare prescription drug benefit to result in lower reimbursement levels for prescription drugs provided to Medicare participants.

Our LIFO provision, which is included in the cost of retail drug store sales, was $2.0 million in the first quarter of both fiscal 2007 and fiscal 2006. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan gross profit was 6.1% of prescription drug plan revenues in the first quarter of fiscal 2007. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan benefit costs represent our portion of the cost of prescription drugs purchased by Medicare participants in one of our prescription drug plans. Such costs include benefit payments during the period to pharmacies, and an estimate for benefit costs incurred but not reported as of the end of the period, reduced by associated manufacturer rebates. The gross profit margin on our prescription drug plan revenues fluctuates based upon actual drug utilization by plan participants, with profitability expected to peak in the second half of our fiscal year. Future gross profit margins from these plans are uncertain because this is a new federally subsidized benefit and we have not previously offered such plans.

Prescription drug plan benefit costs relate only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Operating and Administrative Expenses

Operating and administrative expenses were 20.5% of revenues in the first quarter of fiscal 2007, compared to 22.5% in the first quarter of fiscal 2006. The decline in our operating and administrative expense rate was primarily due to expense control and improved leverage against higher revenues in the first quarter of fiscal 2007 as a result of the new prescription drug plan benefit revenues, partially offset by $1.3 million of expense for stock options recorded in the first quarter of fiscal 2007 as a result of the adoption of SFAS No. 123 R, Share Based Payment.

Depreciation and Amortization

Depreciation and amortization expenses were $21.3 million in the first quarter of fiscal 2007 compared to $21.4 million in the first quarter of fiscal 2006. Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels varies based on the level and timing of our remodel activities. We expect depreciation and amortization expenses for fiscal 2007 to be in the range of $90 to $95 million.

Net Interest Expense

Net interest expense was $0.5 million in the first quarter of fiscal 2007, compared to $2.2 million in the first quarter of fiscal 2006. The decrease was due to lower average borrowings, higher interest income on increased available cash and increased interest capitalization associated with new store and distribution center construction activities.

Income Taxes

Our effective income tax rate was 38.8% in the first quarter of fiscal 2007 and 37.9% in the first quarter of 2006. The increase in our effective tax rate reflects higher pretax income, and therefore a lower net rate benefit from certain of our tax credits and deductions. We expect that our effective income tax rate will be approximately 38% in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured $280 million revolving line of credit with a syndication of banks, which expires in August 2009 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of April 27, 2006, there were no borrowings outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of April 27, 2006 we had $100.8 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 5.85% to 7.85%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $43.7 million as of April 27, 2006 constitute regularly scheduled principal payments due in the next twelve months, the majority of which will be paid in the fourth quarter of fiscal 2007.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could result in higher interest costs and potentially accelerated repayment requirements, and could affect our liquidity. As of April 27, 2006, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $51.3 million in the first quarter of fiscal 2007, compared to $61.6 million in the first quarter of fiscal 2006. The decrease in our operating cash flows in fiscal 2007 from fiscal 2006 was primarily due to changes in operating assets and liabilities, partially offset by increased net income.

Net changes in operating assets and liabilities accounted for $11.2 million of our operating cash flows in the first quarter of fiscal 2007. Current and other liabilities increased $28.0 million primarily as a result of increased pharmacy benefit services payables related to our new prescription drug plans. Merchandise inventories decreased $22.9 million due to seasonal factors and inventory management. Pharmacy and other receivables increased $38.7 million primarily as a result of increased pharmacy benefit services receivables related to our new prescription drug plans, in addition to higher pharmacy sales.

Net changes in operating assets and liabilities accounted for $23.6 million of our operating cash flows in the first quarter of fiscal 2006. Current and other liabilities increased $27.7 million primarily as a result of higher pharmacy benefit services payables, slightly higher merchandise inventory levels and timing of payments.

We expect that our merchandise inventories will increase approximately $50 million to $60 million during the second quarter over the comparable period of fiscal 2006, primarily due to increased self-distribution of front end merchandise as we begin operating our new distribution center in Patterson, California, as well as the operation of a redundant distribution center in Lathrop, California as we proceed with the transition. We expect this increase to be partially offset by a corresponding increase in our accounts payable.

Investing Cash Flows

Net cash used in investing activities was $43.8 million in the first quarter of fiscal 2007, compared to $14.7 million in the same period last year. The increase was primarily due to expenditures for the construction of our new front-end distribution center in Patterson, California, as well as increased new store construction activity. We expect net capital expenditures in fiscal 2007 to be between $200 million and $220 million, primarily for the construction of our new Patterson distribution facility, new store investments, remodels and improvements to existing stores, technology and supply chain improvements. We plan to open or relocate approximately 20 to 25 new stores and remodel up to 40 stores during fiscal 2007. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses. We have entered into an asset purchase agreement with Network Pharmaceuticals, Inc., under which we expect to purchase 22 retail pharmacies, one wholesale pharmacy and one closed-door pharmacy in Southern California for approximately $10 million, plus inventory. We expect to complete this purchase in the second quarter.

Financing Cash Flows

Net cash used in financing activities was $7.8 million in the first quarter of fiscal 2007, compared to $44.3 million in the first quarter of fiscal 2006. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments and proceeds from the exercise of stock options.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures and stock repurchases. There were no borrowings or repayments on our revolving line of credit during the first quarter of fiscal 2007, compared to net repayments of $20 million in the same period last year. We also made regularly scheduled principal payments of $4.9 million on our private placement notes in the first quarter of both fiscal 2007 and fiscal 2006. We are scheduled to make additional principal payments of $43.7 million on our private placement notes in the next 12 months.

We have repurchased shares of our outstanding common stock in the first quarter of both fiscal 2007 and fiscal 2006, as follows:

	For the 13 weeks ended
	April 27, 2006	April 28, 2005
Shares repurchased	84,000	588,000
Total cost (millions)	$4.0	$21.3

We repurchased these shares under various programs authorized by our board of directors, most recently in May 2005. Under the May 2005 share repurchase program, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of $116.1 million. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid regular quarterly dividends of $0.14 per share, or $5.3 million, in the first quarter of both fiscal years 2007 and 2006.

Accounting Changes

In the first quarter of fiscal 2007, we prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. SFAS No. 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The adoption of

SFAS No. 123R reduced net income in the quarter ended April 27, 2006 by $0.02 per diluted share, and we estimate that it will reduce net income by $0.08 to $0.09 per diluted share for the full year ending January 25, 2007. See Note 3 to the Condensed Consolidated Financial Statements for more information about this adoption and the impact on our financial statements.

Also in the first quarter of fiscal 2007, we retrospectively adopted FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as expense. The adoption of FSP No. FAS 13-1 reduced net income in the quarter ended April 27, 2006 by $0.01 per diluted share, and we estimate it will reduce net income by $0.04 to $0.05 per diluted share for the full year ending January 25, 2007. See Note 2 to the Condensed Consolidated Financial Statements for more information about this adoption and the impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which no borrowings were outstanding as of April 27, 2006 bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

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

As of April 27, 2006, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

Rankin v. Longs Drug Stores California, Inc., as amended on January 19, 2005, was originally filed in the Superior Court of California, San Diego County on October 13, 2004. The lawsuit was certified as a class action on July 19, 2005 and alleges that the Company’s employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with the Company during the class period. Trial is set for June 23, 2006. The Company is vigorously defending this litigation. The financial impact to the Company, if any, cannot be predicted at this time.

In addition to the lawsuit described above, the Company is subject to various lawsuits, claims and regulatory reviews arising in the normal course of its businesses. In the opinion of management, after consultation with counsel, the disposition of these matters arising in the normal course of business is not likely to have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

Item 1A.	Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2006. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not presently known to us, or risks we currently consider immaterial, could also affect our business.

If we are unable to successfully execute our strategic initiatives and the related organizational changes, our future productivity and profitability may be adversely affected.

We are currently undertaking a series of strategic initiatives designed to make Longs a stronger competitor and more profitable company. These initiatives address several core elements of our operations, including our supply chain, front-end sales, pharmacy profitability, customer service and operational processes, and involve significant organizational change. Such organizational changes are complex and could cause disruptions that adversely affect our revenues and profitability. Our ability to successfully implement these changes, which are significant to our operations and business, is critical to our future profitability. If we are not successful, we may not achieve the expected benefits from these initiatives, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets.

If the construction of and transition to our new front-end distribution center is not successful, our retail drug store sales and profitability could be adversely affected.

We are currently constructing an 800,000 square foot distribution facility for front-end merchandise in Patterson, California, scheduled for completion in the summer of fiscal 2007. If we are unable to successfully complete construction of this facility on a timely basis, to transition hundreds of front-end vendors to direct supplier relationships, or successfully implement the necessary systems and process changes and product movement associated with the transition to the new facility, our supply chain could experience significant disruptions. Such disruptions could adversely affect our retail drug store sales and increase our cost of sales and operating and administrative expenses. We may also determine that additional investment of time or money is required to successfully complete the transition to this new facility.

If our new prescription drug plans do not generate the anticipated revenues or profitability, our financial results could be adversely affected.

Effective January 1, 2006, through our pharmacy benefit services subsidiary, we began offering three prescription drug plans that provide prescription drug benefits under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Because this is a new federally subsidized benefit and we have not previously offered such plans, it is difficult to predict the revenues and profitability of this new business. If the revenues we generate from providing these benefits are not sufficient to cover the related prescription drug costs, our profitability will be adversely affected. The federal Centers for Medicare and Medicaid Services are currently reviewing enrollment between and among Medicare prescription drug plans and expect to complete a reconciliation of benefits and premiums later this year. If the outcome of this reconciliation process is significantly different than our current estimates, our financial results for this business could be adversely affected. Furthermore, these plans are subject to annual bidding and regulatory approval. Changes in legislative, regulatory or competitive conditions could affect our ability to continue to offer prescription drug plans or to generate profitable prescription drug plan revenues.

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

We have recently made and are continuing to make significant investments in our retail drug stores in an effort to increase our sales and profitability. These investments include the installation of new digital photo equipment, pharmacy and other technology, and remodels and other improvements to some existing stores. We also plan to significantly increase the rate of new store openings in fiscal 2007, and have announced an asset purchase agreement with Network Pharmaceuticals, Inc. under which we plan to purchase an additional 22 retail pharmacies, one wholesale pharmacy and one closed-door pharmacy in Southern California during the second quarter. Some of these investments require significant capital expenditures and human effort. We are uncertain about consumer reaction to these changes and therefore these investments may not result in increased sales and profitability. A failure to increase our retail drug store sales and profitability would adversely affect our results of operations, financial condition and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended April 27, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
January 27, 2006 - February 23, 2006	—	—	—	$120.2 million
Month #2
February 24, 2006 - March 30, 2006	—	—	—	$120.2 million
Month #3
March 31, 2006 - April 27, 2006	84,000	$48.11	84,000	$116.1 million

Total	84,000	$48.11	84,000

(1)	All of the shares repurchased during the quarter ended April 27, 2006 were under the May 2005 authorization by the Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.
3.1	Articles of Restatement of Longs Drug Stores Corporation, dated June 3, 1997, is incorporated herein by reference, as previously filed with the Commission on September 12, 1997, as Exhibit 1 to Form 10-Q.

3.2	Articles of Amendment of Longs Drug Stores Corporation, as filed with the State Department of Assessments and Taxation of the State of Maryland on May 24, 2006.

3.3	Amended Bylaws of Longs Drug Stores Corporation dated May 24, 2006.

10.1	Prime Vendor Agreement, dated March 14, 2006, between AmerisourceBergen Drug Corporation and Longs Drugs Stores California, Inc.***

10.2	First Amendment to the Prime Vendor Agreement, effective April 19, 2006, between AmerisourceBergen Drug Corporation and Longs Drugs Stores California, Inc.***

10.3	Employment Agreement between Longs Drug Stores California, Inc. and Karen L. Stout, dated April 21, 2006.*

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan or arrangement.

**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)	REPORTS ON FORM 8-K

On February 2, 2006, we filed a Current Report on Form 8-K related to a news release regarding our January 2006 sales results.

On February 21, 2006, we filed a Current Report on Form 8-K related to a news release regarding our revised management outlook for fourth quarter fiscal 2006 net income.

On February 28, 2006 we filed a Current Report on Form 8-K related to our payment of fiscal 2006 bonuses to executive officers and the approval of certain performance-based restricted stock grants and a news release regarding the nomination and election of certain members of the Board of Directors.

On March 1, 2006, we filed a Current Report on Form 8-K related to a news release regarding our fourth quarter and full year fiscal 2006 financial results and first quarter and full year fiscal 2007 financial projections.

On March 3, 2006, we filed a Current Report on Form 8-K related to a news release regarding our February 2006 revenues results.

On March 20, 2006, we filed a Current Report on Form 8-K related to a news release regarding our entry into a Prime Vendor Agreement with AmerisourceBergen Drug Corporation.

On April 6, 2006, we filed a Current Report on Form 8-K related to a news release regarding our March 2006 revenues results.

On April 12, 2006, we filed a Current Report on Form 8-K related to a news release regarding our entry into an asset purchase agreement with Network Pharmaceuticals, Inc.

On April 26, 2006, we filed a Current Report on Form 8-K related to a news release announcing the appointment of Karen Stout as the Company’s Executive Vice President and Chief Operating Officer, effective May 15, 2006.

On April 26, 2006, we filed a Current Report on Form 8-K related to the approval of fiscal 2007 bonus targets for certain employees and the approval of a performance-based restricted stock grant program for executive officers with fiscal 2007 and combined fiscal 2007 and 2008 earnings per share goals.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION
(Registrant)

Date: June 1, 2006	/s/ S. F. MCCANN
(S. F. McCann)
Executive Vice President, Chief Financial Officer

Date: June 1, 2006	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos)
Senior Vice President—Finance, Controller and Treasurer (Principal Accounting Officer)