Form 10-Q
period 2006-07-27
LONGS DRUG STORES CORP
filed 2006-08-31
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 27, 2006

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

There were 37,524,670 shares of common stock, $.50 par value per share, outstanding as of August 24, 2006.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, our strategic initiatives; supply chain upgrades, including a new distribution center; Medicare prescription drug benefits; development of our pharmacy benefit services segment; merchandise and marketing efforts; operational improvements; safety improvements and workers’ compensation claims and costs; the number of store openings, closures and remodels; revenues; gross profits; operating and administrative expenses; depreciation and amortization; liquidity and cash requirements; the level of capital expenditures; share repurchases; dividends; effective tax rates; contractual obligations; the effect of new accounting pronouncements; our goals for self-distribution of our front-end merchandise; and factors affecting front-end sales in fiscal 2007 and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Our ability to execute our previously announced initiatives and the associated organizational changes;

•	Our ability to successfully complete the transition to a new front-end distribution center;

•	Our ability to increase self-distribution and improve our purchasing of front-end and pharmacy merchandise;

•	Our ability to successfully implement new technology, including a perpetual inventory system;

•	Disruption in our supply chain due to system conversions;

•	The success of our merchandise and marketing strategies;

•	Our ability to improve the performance of underperforming stores;

•	The timing, number and overall impact of store openings, closures and remodels;

•	Consumer reaction to our remodeled stores;

•	The effect of the new Medicare prescription drug benefit on our retail drug store and pharmacy benefit services revenues and profitability;

•	Our ability to grow script count;

•	Our ability to develop and integrate our pharmacy, mail order and pharmacy benefit services capabilities to take advantage of future growth opportunities;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs, including the timing of introduction and cost structure associated with generic drugs;

•	The efforts of third-party health plans, including government-sponsored plans, to reduce prescription drug costs;

•	Changes in economic conditions, including economic growth and unemployment levels, and in consumer preferences and spending patterns;

•	The impact of rising gasoline prices on economic conditions and consumer spending;

•	The effects of war and terrorism on economic conditions and consumer spending;

•	The impact of state and federal budget deficits on government healthcare spending and on general economic conditions;

•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers, pharmacy benefit management companies and prescription drug plan providers;

•	The growth of mail order pharmacies, and changes in some third-party health plans requiring mail order fulfillment of certain medications;

•	Continued good relationships with our employees;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our relationships with our suppliers, especially AmerisourceBergen Drug Corporation;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•	The impact of pending or future litigation or regulatory proceedings;

•	The effectiveness of workers’ compensation reform efforts, especially in California, and the effect of potential further changes to California’s workers’ compensation laws;

•	Changes in state or federal legislation or regulations affecting our businesses;

•	Our ability to make and integrate acquisitions;

•	Changes to accounting policies and practices or internal controls; and

•	Other factors discussed in this report under “ Risk Factors” and elsewhere or in any of our other SEC filings.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	July 27, 2006	July 28, 2005	July 27, 2006	July 28, 2005
		As Adjusted (Note 2)		As Adjusted (Note 2)
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$1,192,617	$1,147,895	$2,358,578	$2,288,715
Pharmacy benefit services revenues	75,343	9,576	168,743	19,184

Total revenues	1,267,960	1,157,471	2,527,321	2,307,899
Costs and expenses:
Cost of retail drug store sales	892,134	848,546	1,768,089	1,696,030
Prescription drug plan benefit costs	58,744	—	136,022	—
Operating and administrative expenses	265,159	258,708	523,766	517,478
Depreciation and amortization	22,445	21,192	43,724	42,605
Legal settlements and other disputes, net	(430)	—	(430)	—

Operating income	29,908	29,025	56,150	51,786
Interest expense	1,480	2,299	2,842	4,749
Interest income	(726)	(276)	(1,637)	(575)

Income before taxes	29,154	27,002	54,945	47,612
Income taxes	10,122	10,259	20,129	18,070

Net income	$19,032	$16,743	$34,816	$29,542

Earnings per common share:
Basic	$0.51	$0.45	$0.93	$0.79
Diluted	0.50	0.43	0.91	0.77
Dividends per common share	$0.14	$0.14	$0.28	$0.28
Weighted average number of shares outstanding:
Basic	37,223	37,507	37,344	37,336
Diluted	38,224	38,565	38,351	38,224

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	July 27, 2006	July 28, 2005	January 26, 2006
		As Adjusted (Note 2)	As Adjusted (Note 2)
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$21,237	$55,309	$74,662
Pharmacy and other receivables, net	276,588	164,300	183,213
Merchandise inventories, net	479,793	445,618	462,030
Deferred income taxes	42,485	43,009	42,258
Prepaid expenses and other current assets	21,725	21,194	21,204

Total current assets	841,828	729,430	783,367

Property:
Land	114,606	106,788	111,097
Buildings and leasehold improvements	623,734	571,312	578,158
Equipment and fixtures	615,551	582,219	601,247

Total	1,353,891	1,260,319	1,290,502
Less accumulated depreciation	704,195	654,581	674,517

Property, net	649,696	605,738	615,985

Goodwill	84,383	82,085	82,085
Intangible assets, net	12,711	6,055	6,060
Other non-current assets	6,243	3,489	7,832

Total	$1,594,861	$1,426,797	$1,495,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$444,884	$319,330	$349,888
Employee compensation and benefits	124,249	139,421	138,202
Taxes payable	52,490	56,153	58,493
Current maturities of debt	43,727	8,870	45,870

Total current liabilities	665,350	523,774	592,453

Long-term debt	73,091	100,818	59,818
Deferred income taxes and other long-term liabilities	75,908	62,018	80,469
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,404,000, 37,527,000 and 37,216,000 shares outstanding	18,702	18,763	18,608
Additional capital	232,844	201,681	213,374
Retained earnings	528,966	519,743	530,607

Total stockholders’ equity	780,512	740,187	762,589

Total	$1,594,861	$1,426,797	$1,495,329

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 26 weeks ended
	July 27, 2006	July 28, 2005
		As Adjusted (Note 2)
	Thousands
Operating Activities:
Net income	$34,816	$29,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,724	42,605
Deferred income taxes and other	(5,042)	(7,385)
Stock awards and options, net	5,619	7,557
Common stock contribution to benefit plan	8,381	5,960
Changes in assets and liabilities:
Pharmacy and other receivables	(52,716)	(5,955)
Merchandise inventories	(14,912)	(12,338)
Other assets	(2,005)	1,774
Current liabilities and other	75,885	48,577

Net cash provided by operating activities	93,750	110,337

Investing Activities:
Capital expenditures	(71,025)	(44,965)
Acquisitions	(16,366)	—
Proceeds from property dispositions	683	5,634

Net cash used in investing activities	(86,708)	(39,331)

Financing Activities:
Proceeds from (repayments of) revolving line of credit borrowings, net	16,000	(40,000)
Repayments of private placement notes and other borrowings	(4,870)	(4,870)
Repurchase of common stock	(30,520)	(27,866)
Dividend payments	(10,550)	(10,494)
Proceeds from exercise of stock options	7,216	13,643
Medicare Part D subsidy disbursements, net	(40,659)	—
Excess tax benefits related to stock awards and options	2,916	—

Net cash used in financing activities	(60,467)	(69,587)

Increase (decrease) in cash and cash equivalents	(53,425)	1,419
Cash and cash equivalents at beginning of period	74,662	53,890

Cash and cash equivalents at end of period	$21,237	$55,309

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,771	$4,590
Cash paid for income taxes	19,458	10,043

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 26, 2006 and the 26 weeks ended July 27, 2006

	Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 27, 2005, as reported	37,418	$18,709	$178,544	$529,884	$727,137
Cumulative effect of accounting change (Note 2)				(5,292)	(5,292)

Balance at January 27, 2005, as adjusted	37,418	$18,709	$178,544	$524,592	$721,845
Net income, as adjusted				73,887	73,887
Dividends ($0.56 per share)				(20,818)	(20,818)
Stock contributions to Employee Savings and Profit Sharing Plan	228	114	7,990		8,104
Stock awards, net of forfeitures	42	21	(1,203)		(1,182)
Stock-based compensation expense			7,863		7,863
Stock options exercised	948	474	20,512		20,986
Tax benefit related to stock awards and stock options, net			7,033		7,033
Repurchase of common stock	(1,420)	(710)	(7,365)	(47,054)	(55,129)

Balance at January 26, 2006, as adjusted	37,216	18,608	213,374	530,607	762,589

Net income				34,816	34,816
Dividends ($0.28 per share)				(10,550)	(10,550)
Stock contributions to Employee Savings and Profit Sharing Plan	208	104	8,277		8,381
Stock awards, net of forfeitures	344	172	(1,388)		(1,216)
Stock-based compensation expense			5,958		5,958
Stock options exercised	320	160	7,056		7,216
Tax benefit related to stock awards and stock options, net			3,838		3,838
Repurchase of common stock	(684)	(342)	(4,271)	(25,907)	(30,520)

Balance at July 27, 2006	37,404	$18,702	$232,844	$528,966	$780,512

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 26, 2006, except for the accounting changes discussed in Note 2, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended July 27, 2006 and July 28, 2005 are unaudited. The condensed consolidated balance sheet as of January 26, 2006, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 26, 2006. Reclassifications have been made to certain prior period amounts to conform to the fiscal 2007 presentation. In addition, prior period amounts reflect the retrospective application of a new accounting standard relating to rental costs (see Note 2). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim condensed consolidated financial statements should be read together with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2006.

2. New Accounting Pronouncements

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

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedules summarize the effects of the retrospective application of FSP No. FAS 13-1 to the Company’s financial results as of and for the 13 and 26 weeks ended July 28, 2005:

Condensed Statement of Consolidated Income -

	For the 13 weeks ended July 28, 2005			For the 26 weeks ended July 28, 2005
	Thousands, except per share amounts			Thousands, except per share amounts
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Revenues	$1,157,471	$1,157,471	$—	$2,307,899	$2,307,899	$—
Cost of retail drug store sales	848,546	848,546	—	1,696,030	1,696,030	—
Operating and administrative expenses	258,477	258,708	231	517,078	517,478	400
Depreciation and amortization	21,341	21,192	(149)	42,844	42,605	(239)

Operating income	29,107	29,025	(82)	51,947	51,786	(161)
Interest expense	2,299	2,299	—	4,749	4,749	—
Interest income	(276)	(276)	—	(575)	(575)	—

Income before income taxes	27,084	27,002	(82)	47,773	47,612	(161)

Income taxes	10,292	10,259	(33)	18,134	18,070	(64)

Net income	$16,792	$16,743	$(49)	$29,639	$29,542	$(97)

Earnings per common share:
Basic	$0.45	$0.45	$—	$0.79	$0.79	$—
Diluted	0.44	0.43	(0.01)	0.78	0.77	(0.01)

Condensed Consolidated Balance Sheets -

	July 28, 2005			January 26, 2006
	Thousands			Thousands
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Current assets	$729,430	$729,430	$—	$783,367	$783,367	$—
Property:
Land	106,788	106,788	—	111,097	111,097	—
Buildings and leasehold improvements	581,566	571,312	(10,254)	588,540	578,158	(10,382)
Equipment and fixtures	582,219	582,219	—	601,247	601,247	—

Total	1,270,573	1,260,319	(10,254)	1,300,884	1,290,502	(10,382)
Less accumulated depreciation	655,854	654,581	(1,273)	676,084	674,517	(1,567)

Property, net	614,719	605,738	(8,981)	624,800	615,985	(8,815)
Goodwill	82,085	82,085	—	82,085	82,085	—
Intangible assets, net	6,055	6,055	—	6,060	6,060	—
Other non-current assets	3,489	3,489	—	7,832	7,832	—

Total	$1,435,778	$1,426,797	$(8,981)	$1,504,144	$1,495,329	$(8,815)

Current liabilities	$523,774	$523,774	$—	$592,453	$592,453	$—
Long-term debt	100,818	100,818	—	59,818	59,818	—
Deferred income taxes and other long-term liabilities	65,610	62,018	(3,592)	83,995	80,469	(3,526)
Stockholders’ Equity:
Common stock	18,763	18,763	—	18,608	18,608	—
Additional capital	201,681	201,681	—	213,374	213,374	—
Retained earnings	525,132	519,743	(5,389)	535,896	530,607	(5,289)

Total stockholders’ equity	745,576	740,187	(5,389)	767,878	762,589	(5,289)

Total	$1,435,778	$1,426,797	$(8,981)	$1,504,144	$1,495,329	$(8,815)

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statement of Consolidated Cash Flows -

	For the 26 weeks ended July 28, 2005
	Thousands
	As Reported	As Adjusted	Effect of Change
Operating Activities
Net income	$29,639	$29,542	$(97)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,844	42,605	(239)
Deferred income taxes and other	(7,321)	(7,385)	(64)
Stock awards and options, net	7,557	7,557	—
Common stock contribution to benefit plan	5,960	5,960	—
Changes in assets and liabilities	32,058	32,058	—

Net cash provided by operating activities	110,737	110,337	(400)

Investing Activities:
Capital expenditures and acquisitions	(45,365)	(44,965)	400
Proceeds from property dispositions	5,634	5,634	—

Net cash used in investing activities	(39,731)	(39,331)	400

Net cash used in financing activities	(69,587)	(69,587)	—

Increase in cash and equivalents	1,419	1,419	—
Cash and cash equivalents at beginning of period	53,890	53,890	—

Cash and cash equivalents at end of period	$55,309	$55,309	$—

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation). Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. The Company presents such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, a clarification of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires the recognition of tax positions when it is more likely than not that such positions will be sustained upon examination. Tax positions that meet this recognition threshold are to be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN No. 48 to have a material impact on the Company’s consolidated financial statements.

3. Stock-Based Compensation

The Company has two separate plans under which it may grant options to purchase shares of the Company’s common stock and other awards of common stock or common stock appreciation rights to key employees. The 1995 Long Term Incentive Plan, as amended, authorized the issuance of 7,400,000 shares of common stock in the form of stock options and stock awards. The Non-Executive Long Term Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of common stock of the Company and contains similar provisions to those of the 1995 Long Term Incentive Plan, except that it does not allow for incentive stock options or grants to officers or directors of the Company. Each stock award granted from the 1995 Long Term Incentive Plan reduces the total number of available shares under the plan by 2.75 shares and each stock option granted reduces the total available by one share. For the Non-Executive Long Term Incentive Plan, each stock award or stock option reduces available shares by one share. As of July 27, 2006, there were 4,302,963 shares of common stock available for grant under the two plans.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

Stock options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company’s options generally vest in equal annual portions over a period of four years and have a maximum term of ten years. The Company’s stock option award plans contain provisions for accelerated vesting upon a change of control.

Following is a summary of stock option activity for the 26 weeks ended July 27, 2006:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term	Intrinsic Value
				Thousands
Outstanding at January 26, 2006	3,218,901	$24.56
Granted (weighted average fair value $17.13)	52,000	43.95
Exercised	(320,632)	22.51		$7,044
Expired/Forfeited	(68,620)	27.86

Outstanding at July 27, 2006	2,881,649	$25.06	6.9 years	$43,074

Exercisable at July 27, 2006	1,754,639	$23.09	6.3 years	$29,683

Proceeds from stock option exercises were $7.2 million in the 26 weeks ended July 27, 2006, and the related tax benefit was $2.8 million. The Company’s practice is to issue new shares to satisfy stock option exercises, but the Company may partially or wholly offset the resulting dilution by repurchasing shares in the ordinary course of business, subject to outstanding authorizations by the Company’s Board of Directors and depending on existing market conditions, the Company’s financial position and other capital requirements.

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

Following is a summary of stock award activity for the 26 weeks ended July 27, 2006:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 26, 2006	132,040	$31.79
Granted	372,696	40.84
Vested (total fair value $5.4 million)	(127,940)	34.98
Forfeited	(1,600)	35.02

Outstanding at July 27, 2006	375,196

The Company may also grant up to 384,000 additional stock awards under existing performance-based awards, subject to achievement of pre-defined performance objectives.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation Expense

Prior to the adoption of SFAS No. 123R, Share Based Payment, effective January 27, 2006 (see Note 2), the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees as allowed by SFAS No. 123, Accounting for Stock Based Compensation. Stock awards were valued at fair market value at the date of grant, and recorded as compensation expense over the vesting period. Compensation expense for performance-based stock awards was estimated until the measurement date, which is the earliest date at which the Company could determine the number of shares an employee is entitled to receive under the performance-based stock award arrangement. No compensation expense was recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price not less than 100% of the closing market price of the underlying common stock on the date of grant.

SFAS No. 123R revises SFAS No. 123 and supersedes APB Opinion No. 25, and requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The standard also modifies the measurement of compensation expense for performance-based restricted stock awards. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost is recorded for new awards and the unvested portion of previously issued awards. The adoption of SFAS No. 123R reduced net income in the 13 and 26 weeks ended July 27, 2006 by $0.02 and $0.04 per diluted share, respectively, and management estimates that it will reduce net income by $0.08 to $0.09 per diluted share for the full year ending January 25, 2007. The following table summarizes the amounts recognized for stock compensation expense (under SFAS No. 123R in the 13 and 26 weeks ended July 27, 2006 and under APB Opinion No. 25 in the 13 and 26 weeks ended July 28, 2005):

	13 weeks ended		26 weeks ended
	July 27, 2006	July 28, 2005	July 27, 2006	July 28, 2005
	Thousands		Thousands
Stock compensation expenses, included in operating and administrative expenses:
Stock awards	$1,761	$970	$3,211	$3,566
Stock options	1,413	—	2,747	—

Total	3,174	970	5,958	3,566
Recognized income tax benefit	(1,276)	(388)	(2,394)	(1,426)

After-tax effect of stock compensation expenses on net income	$1,898	$582	$3,564	$2,140

No amounts of stock-based compensation cost have been capitalized as part of the cost of an asset.

The following table illustrates the effect on net income and earnings per share for the 13 and 26 weeks ended July 28, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options (in thousands, except per share amounts):

	13 weeks ended July 28, 2005	26 weeks ended July 28, 2005
Net income, as reported (as adjusted, See Note 2)	$16,743	$29,542
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	582	2,140
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,090)	(2,745)

Pro forma net income	$16,235	$28,937

Basic earnings per share:
As reported	$0.45	$0.79
Pro forma	$0.43	$0.78
Diluted earnings per share:
As reported	$0.43	$0.77
Pro forma	$0.42	$0.76

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of July 27, 2006 there was $23.2 million of total unrecognized compensation cost related to unvested stock options and stock awards. This cost is expected to be recognized over a weighted average period of 3.0 years.

The estimated fair value of stock options, net of estimated forfeitures, is recorded as compensation expense on a straight-line basis over the vesting period. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	26 weeks ended
	July 27 2006	July 28, 2005
Expected volatility	37.5%	38.9%
Dividend yield	1.3%	2.6%
Risk-free interest rate	4.8%	3.9%
Expected life (years)	6.0	5.0

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

4. Acquisitions

On June 11, 2006, the Company purchased the assets of Network Pharmaceuticals, Inc. (“Network”) including 21 retail pharmacies, one closed door pharmacy and one wholesale pharmacy, all located in Southern California, for $12.8 million. This acquisition expanded the Company’s presence in Southern California through pharmacies that are close to the point of care, such as hospitals, clinics and medical office buildings. The Company allocated the $12.8 million acquisition cost to pharmacy customer lists ($6.6 million), property and equipment ($1.1 million) and inventory ($2.8 million). The remaining $2.3 million represents contingent consideration that may be paid over the next 6 months, subject to the resolution of certain lease-related contingencies for one of the acquired stores. The results of operations of the acquired locations are included in the Company’s consolidated financial statements within the retail drug store segment as of the June 11, 2006 acquisition date. The pro forma effects of the Network acquisition on the Company’s consolidated financial statements for periods prior to the acquisition are not material.

In the first quarter of fiscal 2007, the Company purchased Amerisource Bergen Drug Corporation’s (“AmerisourceBergen”) 50% interest in a joint venture through which the Company and AmerisourceBergen operated a central prescription fill center. This acquisition gave the Company sole ownership and control of a business that serves to reduce prescription fill costs and to address an industry-wide shortage of pharmacists, while also providing fulfillment for a portion of Longs’ mail order business. The Company allocated the $3.8 million acquisition cost to property and equipment ($1.5 million) and goodwill ($2.3 million). The acquired goodwill is deductible for tax purposes. The results of operations of the acquired fill center are included in the Company’s consolidated financial statements within the retail drug store segment as of the acquisition date. Prior to the acquisition, the Company used the equity method of accounting for its 50% investment in the joint venture. The pro forma effects of the fill center acquisition on the Company’s consolidated financial statements for periods prior to the acquisition are not material.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Medicare Prescription Drug Plans

Beginning January 1, 2006, the Company began offering three prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Revenues under the three plans include fixed monthly premiums paid by beneficiaries and by the federal Centers for Medicare & Medicaid Services (“CMS”), as well as a CMS risk share component. If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 2.5 percentage points above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk share settlement with CMS subsequent to the end of the plan year. The fixed monthly premiums are recognized on a straight-line basis over the period of coverage. The risk share adjustment, if any, is recorded as an adjustment to premium revenues and accounts receivable or accounts payable.

CMS also pays the Company certain subsidies for claims payments for which the Company assumes no risk, including reinsurance payments and low-income cost subsidies. Reinsurance payments represent the CMS obligation to pay 80% of the cost incurred by individuals in excess of the annual out-of-pocket limit. Low-income cost subsidies represent reimbursements from CMS for some portion or all of the deductibles, coinsurance and co-payment amounts for qualifying low-income beneficiaries. The Company administers and pays these amounts on behalf of CMS, and CMS makes monthly payments to the Company for the estimated amounts of these subsidies, with a final settlement subsequent to the end of the plan year based on actual experience. The Company accounts for these subsidies as deposits, with receipt and payment totals accumulated and recorded as accounts receivable or accounts payable depending on the net balance at the end of the reporting period. Receipts and payments for these subsidies are included in Financing Activities in the Company’s Statement of Consolidated Cash Flows. The Company does not recognize premium revenues or benefit costs for these subsidies.

6. Earnings Per Share

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

	13 weeks ended		26 weeks ended
	July 27, 2006	July 28, 2005	July 27, 2006	July 28, 2005
	Thousands		Thousands
Basic weighted average number of shares outstanding	37,223	37,507	37,344	37,336
Effect of dilution from:
Stock options	832	961	822	786
Restricted stock awards	169	97	185	102

Diluted weighted average number of shares outstanding	38,224	38,565	38,351	38,224

The computation of diluted earnings per share excluded 0.2 million and 0.5 million stock options for the 13 and 26 weeks ended July 27, 2006, because their inclusion would have been anti-dilutive.

7. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $188.4 million as of July 27, 2006, $182.3 million as of July 28, 2005, and $183.1 million as of January 26, 2006. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

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

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			Thousands
As of July 27, 2006:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$9,414	$(1,760)	$7,654
Non-compete agreements and other	2-5 years	24	(21)	3

Total		9,438	(1,781)	7,657
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,054	—	5,054

Total		$14,492	$(1,781)	$12,711

As of January 26, 2006:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,481	$(2,342)	$1,139
Non-compete agreements and other	2-5 years	35	(29)	6

Total		3,516	(2,371)	1,145
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,915	—	4,915

Total		$8,431	$(2,371)	$6,060

The increase in pharmacy customer lists was primarily due to the acquisition of Network Pharmaceuticals, Inc. (see Note 4).

Amortization expense for intangible assets with finite useful lives was $0.5 and $0.3 million for the 26-week periods ended July 27, 2006 and July 28, 2005, respectively. Estimated future annual amortization expense on these intangibles is as follows (in thousands):

Fiscal year ending:
2007 (remainder of year)	$984
2008	1,808
2009	1,562
2010	1,399
2011	1,399
Thereafter	505

Total	$7,657

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Debt

Debt at July 27, 2006 and January 26, 2006 consisted of the following:

	July 27, 2006	January 26, 2006
	Thousands
Private placement notes, fixed interest rates ranging from 6.19% to 7.85%, mature at various dates through 2014	$100,818	$105,688
Secured revolving line of credit, variable interest, expires August 2009	16,000	—

Total debt	116,818	105,688
Less current maturities	43,727	45,870

Long-term portion	$73,091	$59,818

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of July 27, 2006, the Company was in compliance with the restrictions and limitations included in these provisions.

10. Commitments and Contingencies

Rankin v. Longs Drug Stores California, Inc., originally filed in the Superior Court of California, San Diego County on October 13, 2004, was amended on January 19, 2005. The lawsuit was certified as a class action on July 19, 2005 and alleges that the Company’s employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with the Company during the class period. A trial date of June 23, 2006, was taken off calendar by the Court, with no new trial date currently set. The Company is vigorously defending this litigation. The financial impact to the Company, if any, cannot be predicted at this time.

In addition to the lawsuit described above, the Company is subject to various lawsuits, claims and federal and state regulatory reviews and actions arising in the normal course of its businesses. The Company accrues amounts it believes are adequate to address the liabilities related to lawsuits and other proceedings that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain and outcomes are not predictable with assurance. It is possible that lawsuits or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations.

11. Stockholders’ Equity

The Company repurchased shares of its outstanding common stock as follows:

	For the 26 weeks ended
	July 27, 2006	July 28, 2005
Shares repurchased	684,000	737,500
Total cost (millions)	$30.5	$27.9

These shares were repurchased under various programs authorized by the Company’s Board of Directors, most recently in May 2005. Under the May 2005 share repurchase program, as of July 27, 2006, the Company is authorized to repurchase additional shares of its outstanding common stock for a maximum additional expenditure of $89.7 million.

12. Segment Information

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

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of July 27, 2006, the retail drug store segment operated 500 retail stores in six western states primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

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

The following tables summarize significant financial information by segment:

	For the 13 weeks ended		For the 26 weeks ended
	July 27, 2006	July 28, 2005	July 27, 2006	July 28, 2005
	Thousands		Thousands
Revenues:
Retail Drug Stores	$1,192,617	$1,147,895	$2,358,578	$2,288,715
Pharmacy Benefit Services	75,343	9,576	168,743	19,184

Consolidated Totals	$1,267,960	$1,157,471	$2,527,321	$2,307,899

Operating Income:
Retail Drug Stores	$26,160	$26,170	$48,457	$46,028
Pharmacy Benefit Services	3,748	2,855	7,693	5,758

Consolidated Totals	$29,908	$29,025	$56,150	$51,786

	July 27, 2006	July 28, 2005	January 26, 2006
	Thousands
Total Assets:
Retail Drug Stores	$1,475,728	$1,383,872	$1,445,650
Pharmacy Benefit Services	189,133	103,815	126,704
Inter-segment Eliminations	(70,000)	(60,890)	(77,025)

Consolidated Totals	$1,594,861	$1,426,797	$1,495,329

Consolidated total revenues include the following product and service types:

	For the 13 weeks ended		For the 26 weeks ended
	July 27, 2006	July 28, 2005	July 27, 2006	July 28, 2005
	Thousands		Thousands
Pharmacy sales	$600,611	$554,813	$1,197,819	$1,119,229
Front-end sales	592,006	593,082	1,160,759	1,169,486
Pharmacy benefit management revenues	6,579	9,576	17,660	19,184
Prescription drug plan revenues	68,764	—	151,083	—

Consolidated total revenues	$1,267,960	$1,157,471	$2,527,321	$2,307,899

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and the related notes. This discussion contains forward-looking statements relating to, among other things, matters set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion, under “Cautionary Statement Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this Form 10-Q.

OVERVIEW

Longs Drug Stores Corporation is one of the most recognized retail drug store chains on the West Coast and in Hawaii. With 500 stores as of July 27, 2006, we provide expert pharmacy services and a wide assortment of merchandise focusing on health, wellness, beauty and convenience. We also provide pharmacy benefit services, including pharmacy benefit management and Medicare beneficiary prescription drug plans, through our wholly-owned subsidiary, RxAmerica, LLC.

More than three years ago, we began working on five broad categories of strategic initiatives to make Longs a stronger competitor and more profitable company. The progress we have made is reflected in our financial results for the 13 and 26 weeks ended July 27, 2006. We plan to make continued progress on our initiatives to become a stronger competitor and more profitable company.

The new Medicare prescription drug benefit under the Medicare Modernization Act became effective on January 1, 2006. We participate in the Medicare drug benefit program through both our retail drug store pharmacies and our pharmacy benefit services subsidiary. The impact of this new benefit created a significant shift in our pharmacy sales mix from commercial and state plans to Medicare drug plans with lower gross margins. The new Medicare drug benefit also created a new business opportunity for our pharmacy benefit services business. RxAmerica contracted with the federal Centers for Medicare and Medicaid Services (“CMS”) to be a prescription drug plan sponsor in 20 regions covering 35 states and the District of Columbia. Fiscal 2007 will be the first full year of results for our new Medicare prescription drug plans.

In June 2006, we acquired the assets of Network Pharmaceuticals, Inc., including 21 retail stores, one closed door pharmacy and one wholesale pharmacy, all located in Southern California. This acquisition expanded our presence in Southern California through pharmacies that are close to the point of care, such as hospitals, clinics and medical office buildings. We have also opened 5 new stores, closed 2 stores and remodeled 11 stores in the first half of fiscal 2007.

During the second quarter of fiscal 2006, we also opened a new 800,000 square foot distribution center for front-end merchandise in Patterson, California, and began transitioning distribution operations from our Lathrop distribution center to the new facility. Opening the Patterson distribution center allowed us to increase the self-distribution of our front-end merchandise from approximately 40% to approximately 57%, and our goal is to further increase our self-distribution to approximately 80% of front-end merchandise by the end of calendar 2007.

RESULTS OF OPERATIONS

Revenues

	For the 13 weeks ended		For the 26 weeks ended
	July 27, 2006	July 28, 2005	July 27, 2006	July 28, 2005
Retail drug store sales:
Pharmacy sales	$600,611	$554,813	$1,197,819	$1,119,229
Front-end sales	592,006	593,082	1,160,759	1,169,486

Total	$1,192,617	$1,147,895	$2,358,578	$2,288,715

Pharmacy benefit services revenues:
Pharmacy benefit management revenues	$6,579	$9,576	$17,660	$19,184
Prescription drug plan revenues	68,764	—	151,083	—

Total	$75,343	$9,576	$168,743	$19,184

Total revenues	$1,267,960	$1,157,471	$2,527,321	$2,307,899

Retail drug store sales:
Total sales growth (decline) over previous year	3.9%	0.5%	3.1%	(0.2)%
Same-store sales growth (decline)	2.6%	0.3%	2.0%	(0.5)%
Pharmacy sales growth	8.3%	2.6%	7.0%	2.6%
Same-store pharmacy sales growth	6.4%	2.4%	5.7%	2.4%
Pharmacy as a % of total retail drug store sales	50.4%	48.3%	50.8%	48.9%
% of pharmacy sales covered by third party health plans	94.4%	92.7%	94.1%	92.6%
Front-end sales decline	(0.2)%	(1.4)%	(0.7)%	(2.8)%
Same-store front-end sales decline	(0.9)%	(1.6)%	(1.4)%	(3.0)%
Front-end as a % of total retail drug store sales	49.6%	51.7%	49.2%	51.1%
Pharmacy benefit services revenues:
Pharmacy benefit management revenue growth (decline) over previous year	(31.3)%	14.6%	(7.9)%	17.7%
Prescription drug plan revenue growth over previous year	N/A	N/A	N/A	N/A

Thirteen Weeks Ended July 27, 2006 versus Thirteen Weeks Ended July 28, 2005

Total revenues increased 9.5% in the second quarter of fiscal 2007 over the second quarter of fiscal 2006. Retail drug store sales were $1.19 billion, a 3.9% increase over the second quarter of fiscal 2006, with same-store sales increasing 2.6%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $75.3 million in the second quarter of fiscal 2007 compared to $9.6 million in the second quarter of fiscal 2006. The increase was primarily due to $68.8 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D.

Retail Drug Store Sales

Pharmacy sales increased 8.3% in the second quarter of fiscal 2007 over the second quarter of fiscal 2006, with same-store pharmacy sales increasing 6.4%. The increase in same-store pharmacy sales was primarily due to continued increases in average retail prescription prices and an increase in our number of prescriptions. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. Our prescription volume was up from last year due to the new Medicare drug benefit, a strong allergy season and our pharmacy marketing initiatives. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 1.7 percentage points. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

Pharmacy sales were 50.4% of total drug store sales in the second quarter of fiscal 2007, compared with 48.3% in the second quarter of fiscal 2006. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 94.4% of our pharmacy sales in the second quarter of fiscal 2007, compared to 92.7% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans, including the new Medicare prescription drug plans.

Front-end sales decreased 0.2% in the second quarter of fiscal 2007 from the same quarter last year, with same-store front end sales decreasing 0.9%. The decline was primarily due to lower photo processing sales, reflecting a continued industry-wide decline as customers shift toward digital photograph technology; our exit from video rentals; and our ongoing shift from non-core merchandise categories toward our core categories of health, wellness, beauty and convenience.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in the second quarter of fiscal 2007 was primarily due to $68.8 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The three plans have enrolled approximately 210,000 Medicare beneficiaries.

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

The uneven timing of the Medicare Part D prescription drug plan benefit costs yielded results through July 27, 2006 that would entitle the Company to risk share adjustment payments from CMS. Accordingly, as of July 27, 2006, we recorded a risk share receivable from CMS in accounts receivable and a corresponding retrospective premium adjustment in premium revenues. This represents the estimated amount receivable from CMS under the risk share contract provisions if the program were terminated at July 27, 2006. We expect the risk share adjustment, and therefore revenues, to decline in the second half of the fiscal year as we begin incurring proportionately lower benefit costs compared to the first half of the year.

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

Our pharmacy benefit management revenues decreased 31.3% during the second quarter of fiscal 2007 compared with the same period last year, primarily due to adjustments to certain rebate accruals recorded in the quarter. The new Medicare prescription drug benefit partially offset the decrease in our pharmacy benefit management revenues as a result of RxAmerica providing pharmacy benefit management services to Medicare Advantage prescription drug plans.

Twenty-Six Weeks Ended July 27, 2006 versus Thirteen Weeks Ended July 28, 2005

Total revenues increased 9.5% in the first half of fiscal 2007 over the first half of fiscal 2006. Retail drug store sales were $2.4 billion, a 3.1% increase from the first half of fiscal 2006, with same-store sales increasing 2.0%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $168.7 million in the first half of fiscal 2007 compared to $19.2 million in the same period last year, primarily due to $151.1 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D.

Retail Drug Store Sales

Pharmacy sales increased 7.0% in the first half of fiscal 2007 over the first half of fiscal 2006, with same-store pharmacy sales increasing 5.7%. The same-store pharmacy sales growth was primarily driven by continued increases in average retail prescription prices. Pharmacy sales were 50.8% of total drug store sales in the first half of fiscal 2007 compared to the first half of fiscal 2006. Third-party health plans covered 94.1% of our pharmacy sales in the first half of fiscal 2007 compared to the same period last year.

Front-end sales decreased 0.7% in the first half of fiscal 2007 compared to the first half of fiscal 2006, with same-store front end sales decreasing 1.4%. The decline in same-store front end sales was primarily due to lower photo processing sales; our exit from video rentals and our ongoing shift from non-core merchandise categories toward our core categories of health, wellness, beauty and convenience.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in the first half of fiscal 2007 was primarily due to $151.1 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D. Our pharmacy benefit management revenues decreased 7.9% during the first half of fiscal 2007 compared to the same period last year, primarily due to adjustments to certain rebate accruals recorded in the second quarter. The new Medicare prescription drug benefit partially offset the decrease in our pharmacy benefit management revenues as a result of RxAmerica providing pharmacy benefit management services to Medicare Advantage prescription drug plans.

Gross Profit

	For the 13 weeks ended		For the 26 weeks ended
	July 27, 2006	July 28, 2005	July 27, 2006	July 28, 2005
Retail drug store gross profit (thousands)	$300,483	$299,349	$590,489	$592,685
Retail drug store gross profit margin	25.2%	26.1%	25.0%	25.9%
LIFO provision (thousands)	$3,250	$2,000	$5,250	$4,000
Prescription drug plan gross profit (thousands)	$10,020	N/A	$15,061	N/A
Prescription drug plan gross margin	14.6%	N/A	10.0%	N/A

Thirteen Weeks Ended July 27, 2006 versus Thirteen Weeks Ended July 28, 2005

Retail Drug Stores

Retail drug store gross profit was 25.2% of retail drug store sales in the second quarter of fiscal 2007, compared to 26.1% in the second quarter of fiscal 2006. The decrease was due to a number of factors, including reductions in prescription drug reimbursement levels associated with the new Medicare prescription drug benefit, the mix of pharmacy and front-end sales, and costs related to the transition to our new Patterson distribution center.

We expect that our retail drug store gross profit will continue to be affected by the efforts of third-party health plans, including government-sponsored plans such as Medicare, to reduce prescription drug reimbursement levels, which could be partially offset by the increased utilization of higher-margin generic drugs. Also, during fiscal 2007, we expect to incur $5 million to $7 million of costs related to the transition of distribution activities from our Lathrop distribution center to our new distribution center in Patterson, California, a portion of which will be included in our cost of sales and a portion of which will be included in our operating and administrative expenses. Longer term, we expect our increased self-distribution of front-end merchandise to help further our efforts to improve our retail drug store gross profit margin. We also continue to make shifts in our front-end merchandise assortments in an effort to improve the profitability of our sales mix.

Our LIFO provision, which is included in the cost of retail drug store sales, was $3.3 million and $2.0 million in the second quarter of fiscal 2007 and fiscal 2006, respectively. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan gross profit was 14.6% of prescription drug plan revenues in the second quarter of fiscal 2007. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan benefit costs represent our portion of the cost of prescription drugs purchased by Medicare participants in one of our prescription drug plans. Such costs include benefit payments during the period to pharmacies, and an estimate for benefit costs incurred but not reported as of the end of the period, reduced by associated manufacturer rebates. The gross profit margin on our prescription drug plan revenues fluctuates based upon actual drug utilization by plan participants, with profitability expected to peak in the second half of our fiscal year. Future gross profit margins from these plans are uncertain because this is a new federally subsidized benefit and we have not previously offered such plans.

Prescription drug plan benefit costs relate only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Twenty-six Weeks Ended July 27, 2006 versus Thirteen Weeks Ended July 28, 2005

Retail Drug Stores

Retail drug store gross profit was 25.0% of retail drugs store sales in the first half of fiscal 2007, compared to 25.9% in the same period last year. Lower margins on pharmacy sales due to reductions in prescription drug reimbursement levels associated with the new Medicare prescription drug benefit and the mix of pharmacy and front-end sales contributed to the decrease. This decrease was partially offset by better buying and increased utilization of generic drugs, which generally have higher gross profit margins than name-brand drugs.

Our LIFO provision, which is included in the cost of retail drug store sales, was $5.3 million in the first half of fiscal 2007 compared to $4.0 million in the same period last year.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan gross profit was 10.0% of prescription drug plan revenues in the first half of fiscal 2007. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan benefit costs represent our portion of the cost of prescription drugs purchased by Medicare participants in one of our prescription drug plans. The gross profit margin on our prescription drug plan revenues fluctuates based upon actual drug utilization by plan participants, with profitability expected to peak in the second half of our fiscal year.

Operating and Administrative Expenses

Thirteen Weeks Ended July 27, 2006 versus Thirteen Weeks Ended July 28, 2005

Operating and administrative expenses were 20.9% of revenues in the second quarter of fiscal 2007, compared to 22.4% in the second quarter of fiscal 2006. The decline in our operating and administrative expense rate was primarily due to increased revenues, primarily as a result of our new prescription drug plans, and expense control, partially offset by $1.4 million of expense for stock options recorded in the second quarter of fiscal 2007 as a result of the adoption of SFAS No. 123 R, Share Based Payment and $1.5 million of costs related to the transition to our new Patterson distribution center.

Twenty-six Weeks Ended July 27, 2006 versus Twenty-six Weeks Ended July 28, 2005

Operating and administrative expenses were 20.7% of revenues in the first half of fiscal 2007, compared to 22.4% in the first half of fiscal 2006. The decline in our operating and administrative expense rate in the first half of fiscal 2007 compared to the same prior year period was due to increased revenues, primarily as a result of our new prescription drug plans, and expense control, partially offset by $2.7 million in stock option expense in the first half of fiscal 2007 as a result of the adoption of SFAS No. 123R, Share Based Payment and $1.5 million of costs related to the transition to our new Patterson distribution center.

Depreciation and Amortization

Depreciation and amortization expenses were $22.4 million and $43.7 million in the second quarter and first half of fiscal 2007 compared to $21.2 million and $42.6 million in the second quarter and first half of fiscal 2006. Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels varies based on the level and timing of our remodel activities. We expect depreciation and amortization expenses for fiscal 2007 to be in the range of $90 million to $95 million.

Net Interest Expense

Net interest expense was $0.8 million and $1.2 million in the second quarter and first half of fiscal 2007, compared to $2.0 million and $4.2 million in the second quarter and first half of fiscal 2006. The decrease was due to lower average borrowings, higher interest income on increased available cash and increased interest capitalization associated with new store and distribution center construction activities. We expect higher borrowings in the second half of fiscal 2007, which will increase our net interest expense over the first half of the year.

Income Taxes

Our effective income tax rate was 34.7% and 36.6% in the second quarter and first half of fiscal 2007 compared to 38.0% in the second quarter and first half of 2006. The decrease in our effective tax rate reflects the resolution of certain tax matters in the second quarter of fiscal 2007. We expect that our effective income tax rate for the full fiscal year will be approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured $280 million revolving line of credit with a syndication of banks, which expires in August 2009 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of July 27, 2006, borrowings of $16.0 million were outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The agreement also includes an option to increase the credit facility’s borrowing and letter-of-credit capacity from $280 million to $345 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of July 27, 2006 we had $100.8 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 6.19% to 7.85%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $43.7 million as of July 27, 2006 constitute regularly scheduled principal payments due in the next twelve months, the majority of which will be paid in the fourth quarter of fiscal 2007.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could result in higher interest costs and potentially accelerated repayment requirements, and could affect our liquidity. As of July 27, 2006, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $93.8 million in the first half of fiscal 2007, compared to $110.3 million in the first half of fiscal 2006. The decrease in our operating cash flows in fiscal 2007 from fiscal 2006 was primarily due to changes in operating assets and liabilities, partially offset by increased net income.

Net changes in operating assets and liabilities accounted for $6.3 million of our operating cash flows in the first half of fiscal 2007. Current and other liabilities increased $75.9 million primarily as a result of higher inventory levels and increased pharmacy benefit services payables related to our new prescription drug plans. Pharmacy and other receivables (excluding receivables for claims payments covered by CMS) increased $52.7 million primarily due to increased pharmacy benefit services receivables related to our new prescription drug plans, in addition to higher pharmacy sales. Merchandise inventories increased $14.9 million primarily due to increased self-distribution of front-end merchandise associated with the opening of our new distribution center in Patterson, California.

Net changes in operating assets and liabilities accounted for $32.1 million of our operating cash flows in the first half of fiscal 2006. Current and other liabilities increased $48.6 million primarily as a result of higher pharmacy benefit services payables, higher merchandise inventory levels and timing of payments.

We expect that our merchandise inventories will increase approximately $25 million to $30 million by the end of the third quarter over the comparable period of fiscal 2006, primarily due to increased self-distribution of front-end merchandise and new store openings. We expect this increase to be partially offset by a corresponding increase in our accounts payable.

Improving the cash flow performance of underperforming stores continues to be an important initiative for us. This is an ongoing process of evaluating store performance and taking appropriate actions to improve the performance, or if necessary, close stores when appropriate.

Investing Cash Flows

Net cash used in investing activities was $86.7 million in the first half of fiscal 2007, compared to $39.3 million in the same period last year. The increase was primarily due to expenditures for the construction of our new front-end distribution center in Patterson, California, as well as increased new store construction activity. In addition, during the second quarter of fiscal 2007 we purchased the assets of Network Pharmaceuticals, Inc. including 21 retail pharmacies, one wholesale pharmacy and one closed door pharmacy for approximately $12.8 million. We expect investing cash outflows in fiscal 2007 to be between $200 million and $220 million, primarily for the construction of our new Patterson distribution facility, new store investments, remodels and improvements to existing stores, technology and supply chain improvements. In addition to the Network Pharmaceuticals acquisition, we have also opened 5 new stores, closed 2 stores, and remodeled 11 stores during the first half of fiscal 2007, and we plan to open or relocate another 15 to 20 new stores and remodel up to 29 more stores by the end of fiscal 2007. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash used in financing activities was $60.5 million in the first half of fiscal 2007, compared to $69.6 million in the first half of fiscal 2006. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments, proceeds from the exercise of stock options, and Medicare Part D subsidy deposits and withdrawals.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures and stock repurchases. There were net borrowings of $16.0 million on our revolving line of credit during the first half of fiscal 2007, compared to net repayments of $40 million in the same period last year. We also made regularly scheduled principal payments of $4.9 million on our private placement notes in the first half of both fiscal 2007 and fiscal 2006. We are scheduled to make additional principal payments of $43.7 million on our private placement notes in the next 12 months.

We have repurchased shares of our outstanding common stock in the first half of both fiscal 2007 and fiscal 2006, as follows:

	For the 26 weeks ended
	July 27, 2006	July 28, 2005
Shares repurchased	684,000	737,500
Total cost (millions)	$30.5	$27.9

We repurchased these shares under various programs authorized by our board of directors, most recently in May 2005. Under the May 2005 share repurchase program, as of July 27, 2006, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of $89.7 million. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid regular quarterly dividends of $0.28 per share, amounting to $10.6 million and $10.5 million, in the first half of fiscal 2007 and 2006, respectively.

Financing cash flows include prescription drug plan disbursements covered by CMS, including reinsurance payments and low-income cost subsidies, net of amounts received from CMS for these payments. Differences between receipts and payments for these amounts depend on the timing and extent of the related claims from beneficiaries. In the first half of fiscal 2007, our payments for these claims exceeded reimbursements to date from CMS by $40.7 million. Final settlement of the outstanding balance with CMS will be made subsequent to the end of the plan year.

Accounting Changes

In the first quarter of fiscal 2007, we prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. SFAS No. 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The adoption of SFAS No. 123R reduced net income in the second quarter and first half of fiscal 2007 by $0.02 and $0.04 per diluted share, respectively, and we estimate that it will reduce net income by $0.08 to $0.09 per diluted share for the full year ending January 25, 2007. See Note 3 to the Condensed Consolidated Financial Statements for more information about this adoption and the impact on our financial statements.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation). Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, a clarification of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires the recognition of tax positions when it is more likely than not that such positions will be sustained upon examination. Tax positions that meet this recognition threshold are to be measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which $16.0 million in borrowings were outstanding as of July 27, 2006, bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

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

As of July 27, 2006, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

In the second quarter of fiscal 2007, we completed construction of a new 800,000 square foot distribution facility for front-end merchandise in Patterson, California. We are currently transitioning distribution operations from our existing distribution center in Lathrop, California, and have also begun to increase our self-distribution of front-end merchandise through our new Patterson facility. We have designed internal controls to prevent and detect material financial statement errors resulting from the implementation of systems and process changes, product movement and transition of front-end vendors to direct supplier relationships associated with the opening of the new facility. We conducted pre-opening testing and continue to perform post-opening reviews to ensure that such controls were properly designed and are operating effectively.

On June 11, 2006, we purchased the assets of Network Pharmaceuticals, Inc. (“Network”), including 21 retail pharmacies, one closed door pharmacy and one wholesale pharmacy, all located in Southern California. We have designed internal controls to prevent and detect material financial statement errors related to the accounting for this acquisition and the integration of certain of Network’s systems and processes into our own. We continue to perform post-acquisition testing to ensure that such controls were properly designed and are operating effectively.

We are continuing to develop our pharmacy mail order and central prescription fulfillment capabilities. In the first quarter of fiscal 2007, we purchased AmerisourceBergen Drug Corporation’s (“AmerisourceBergen”) 50% interest in a joint venture through which we and AmerisourceBergen operated a central prescription fill center, which also provides fulfillment for a portion of our mail order business. We have also implemented new systems for order processing, billing and accounts receivable; and inventory ordering, tracking and replenishment. We have designed internal controls to prevent and detect material financial statement errors resulting from the implementation of systems and process changes associated with our mail order and central fill operations. We continue to perform testing to ensure that such controls were properly designed and are operating effectively.

There have been no other changes in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

Rankin v. Longs Drug Stores California, Inc., originally filed in the Superior Court of California, San Diego County on October 13, 2004, was amended on January 19, 2005. The lawsuit was certified as a class action on July 19, 2005 and alleges that our employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with us during the class period. A trial date of June 23, 2006, was taken off calendar by the Court, with no new trial date currently set. We are vigorously defending this litigation. The financial impact to us, if any, cannot be predicted at this time.

In addition to the lawsuit described above, we are subject to various lawsuits, claims and federal and state regulatory reviews and actions arising in the normal course of our businesses. We accrue amounts we believe are adequate to address the liabilities related to lawsuits and other proceedings that we believe will result in a probable loss. However, the ultimate resolution of such matters is always uncertain and outcomes are not predictable with assurance. It is possible that lawsuits or other proceedings brought against us could have a material adverse impact on our financial condition and results of operations.

Item 1A.	Risk Factors

An updated description of the risk factors associated with our business is set forth below. We do not believe any of the changes constitute material changes to our risk factors. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not presently known to us, or risks we currently consider immaterial, could also affect our business.

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

If the transition to our new front-end distribution center is not successful, our retail drug store sales and profitability could be adversely affected.

We completed construction of an 800,000 square foot distribution facility for front-end merchandise in Patterson, California, during the second quarter of fiscal 2007, and have begun transitioning existing distribution operations to the new facility as well as increasing self-distribution through the facility. If we are unable to successfully transition hundreds of front-end vendors to direct supplier relationships, or successfully implement the necessary systems and process changes and product movement associated with the transition to the new facility, our supply chain could experience significant disruptions. Such disruptions could adversely affect our retail drug store sales and increase our cost of sales and operating and administrative expenses. We may also determine that additional investment of time or money is required to successfully complete the transition to this new facility.

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

We have recently made and are continuing to make significant investments in our retail drug stores in an effort to increase our sales and profitability. These investments include the installation of new digital photo equipment, drive-through pharmacies, pharmacy and other technology, and remodels and other improvements to some existing stores. We also plan to significantly increase the rate of new store openings in fiscal 2007, and we purchased an additional 21 retail pharmacies, one wholesale pharmacy and one closed-door pharmacy in Southern California from Network Pharmaceuticals, Inc. during the second quarter. Some of these investments require significant capital expenditures and human effort. We are uncertain about consumer reaction to these changes and therefore these investments may not result in increased sales and profitability. A failure to increase our retail drug store sales and profitability would adversely affect our results of operations, financial condition and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended July 27, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
April 28, 2006 - May 25, 2006	—	—	—	$116.1 million
Month #2
May 26, 2006 - June 29, 2006	300,000	$44.86	300,000	$102.7 million
Month #3
June 30, 2006 - July 27, 2006	300,000	$43.34	300,000	$89.7 million

Total	600,000	$44.10	600,000

(1)	All of the shares repurchased during the quarter ended July 27, 2006 were under the May 2005 authorization by the Board of Directors.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at our annual meeting of stockholders, which was held on May 23, 2006 in Walnut Creek, California.

				For	Withheld
1.	The election of directors:
	Warren F. Bryant			33,166,645	1,674,470
	Mary S. Metz			33,479,734	1,361,380
	Anthony G. Wagner			33,875,986	965,129
	Lisa M. Harper			33,902,578	938,537

	Other directors whose terms of office as directors continued after the annual meeting are:

	Leroy T. Barnes, Jr.	Murray H. Dashe	Robert M. Long
	Harold R. Somerset	Donna A. Tanoue

				For	Against	Abstained	Broker Non-Votes
2.	Ratification of Deloitte & Touche LLP, our independent registered public accounting firm for fiscal year ending January 25, 2007:			34,070,244	623,652	147,218	—

3.	Approval of amendments to our Articles of Restatement and our Amended Bylaws to provide for the annual election of directors and the elimination of a supermajority vote requirement for reinstating a classified board:			32,822,945	1,743,414	274,756	—

Item 6.	Exhibits and Reports on Form 8-K

(a)	EXHIBITS

Exhibit No.
31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	REPORTS ON FORM 8-K

On May 4, 2006, we filed a Current Report on Form 8-K related to a news release regarding our April 2006 revenues results.

On May 17, 2006, we filed a Current Report on Form 8-K related to a news release regarding our first quarter fiscal 2007 financial results and our second quarter and fiscal 2007 management outlook.

On May 23, 2006, we filed a Current Report on Form 8-K related to our stockholders’ approval of amendments to our Articles of Restatement and Amended By-Laws, the retirement of Donald L. Sorby from our Board of Directors and a news release announcing a cash dividend and preliminary proxy results from our 2006 Annual Meeting of Stockholders.

On June 1, 2006, we filed a Current Report on Form 8-K related to a news release regarding our May 2006 revenues results.

On June 11, 2006, we filed a Current Report on Form 8-K related to a news release regarding our purchase of the assets of Network Pharmaceuticals, Inc.

On July 6, 2006, we filed a Current Report on Form 8-K related to a news release regarding our June 2006 revenues results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: August 31, 2006	/s/ S. F. MCCANN
(S. F. McCann)
Executive Vice President, Chief Financial Officer

Date: August 31, 2006	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos)
Senior Vice President—Finance, Controller and Treasurer (Principal Accounting Officer)