Form 10-Q
period 2006-10-26
LONGS DRUG STORES CORP
filed 2006-11-30
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 26, 2006

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

There were 37,362,893 shares of common stock, $.50 par value per share, outstanding as of November 23, 2006.

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

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Our ability to execute our previously announced initiatives and the associated organizational changes;

•	Our ability to successfully manage our new prescription drug plans;

•	Our ability to increase self-distribution and improve our purchasing of front-end and pharmacy merchandise;

•	Our ability to successfully implement new technology, including a perpetual inventory system;

•	Disruption in our supply chain due to system conversions;

•	The success of our merchandise and marketing strategies;

•	Our ability to improve the performance of underperforming stores;

•	The timing, number and overall impact of store openings, closures and remodels;

•	Consumer reaction to our remodeled stores;

•	The effect of the new Medicare prescription drug benefit on our retail drug store and pharmacy benefit services revenues and profitability;

•	Our ability to grow prescription volumes;

•	Our ability to develop and integrate our pharmacy, mail order and pharmacy benefit services capabilities to take advantage of future growth opportunities;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs, including the timing of introduction and cost structure associated with generic drugs;

•	The efforts of third-party health plans, including government-sponsored plans, to reduce prescription drug costs;

•	Changes in economic conditions, including economic growth and unemployment levels, and in consumer preferences and spending patterns;

•	The impact of rising gasoline prices on economic conditions and consumer spending;

•	The effects of war and terrorism on economic conditions and consumer spending;

•	The impact of state and federal budget deficits on government healthcare spending and on general economic conditions;

•	Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers, pharmacy benefit management companies and prescription drug plan providers;

•	The growth of mail order pharmacies, and changes in some third-party health plans requiring mail order fulfillment of certain medications;

•	Continued good relationships with our employees;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our relationships with our suppliers, especially AmerisourceBergen Drug Corporation;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•	The impact of pending or future litigation or regulatory proceedings;

•	The effectiveness of workers’ compensation reform efforts, especially in California, and the effect of potential further changes to California’s workers’ compensation laws;

•	Changes in state or federal legislation or regulations affecting our businesses;

•	Our ability to make and integrate acquisitions;

•	Changes to accounting policies and practices or internal controls; and

•	Other factors discussed in this report under “Risk Factors” and elsewhere or in any of our other SEC filings.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	October 26, 2006	October 27, 2005	October 26, 2006	October 27, 2005
		As Adjusted (Note 2)		As Adjusted (Note 2)
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$1,153,817	$1,111,533	$3,512,395	$3,400,248
Pharmacy benefit services revenues	75,015	8,851	243,758	28,035

Total revenues	1,228,832	1,120,384	3,756,153	3,428,283
Costs and expenses:
Cost of retail drug store sales	867,027	831,647	2,635,116	2,527,677
Prescription drug plan benefit costs	45,033	—	181,055	—
Operating and administrative expenses	271,345	252,801	795,111	770,279
Depreciation and amortization	21,309	20,567	65,033	63,172
Provision for store closures and asset impairment	447	—	447	—
Legal settlements and other disputes, net	—	—	(430)	—

Operating income	23,671	15,369	79,821	67,155
Interest expense	2,938	2,071	5,780	6,820
Interest income	(218)	(223)	(1,855)	(798)

Income before taxes	20,951	13,521	75,896	61,133
Income taxes	8,246	4,595	28,375	22,665
Net income	$12,705	$8,926	$47,521	$38,468

Earnings per common share:
Basic	$0.34	$0.24	$1.28	$1.03
Diluted	0.33	0.23	1.24	1.00
Dividends per common share	$0.14	$0.14	$0.42	$0.42
Weighted average number of shares outstanding:
Basic	37,109	37,382	37,266	37,351
Diluted	38,076	38,393	38,259	38,280

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	October 26, 2006	October 27, 2005	January 26, 2006
		As Adjusted (Note 2)	As Adjusted (Note 2)
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$24,555	$39,987	$74,662
Accounts receivable, net	319,691	168,459	183,213
Merchandise inventories, net	530,756	499,958	462,030
Deferred income taxes	41,198	41,883	42,258
Prepaid expenses and other current assets	21,898	21,872	21,204

Total current assets	938,098	772,159	783,367

Property:
Land	116,171	111,096	111,097
Buildings and leasehold improvements	643,812	572,868	578,158
Equipment and fixtures	613,429	592,604	601,247

Total	1,373,412	1,276,568	1,290,502
Less accumulated depreciation	704,798	665,955	674,517

Property, net	668,614	610,613	615,985

Goodwill	84,403	82,085	82,085
Intangible assets, net	13,269	5,953	6,060
Other non-current assets	6,357	13,560	7,832

Total	$1,710,741	$1,484,370	$1,495,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$449,797	$370,357	$349,888
Employee compensation and benefits	117,815	131,599	138,202
Taxes payable	48,263	57,194	58,493
Current maturities of debt	43,727	8,870	45,870

Total current liabilities	659,602	568,020	592,453

Long-term debt	192,091	116,818	59,818
Deferred income taxes and other long-term liabilities	72,077	60,223	80,469
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,352,000, 37,428,000 and 37,216,000 shares outstanding	18,676	18,714	18,608
Additional capital	243,347	208,177	213,374
Retained earnings	524,948	512,418	530,607

Total stockholders’ equity	786,971	739,309	762,589

Total	$1,710,741	$1,484,370	$1,495,329

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 39 weeks ended
	October 26, 2006	October 27, 2005
		As Adjusted (Note 2)
	Thousands
Operating Activities:
Net income	$47,521	$38,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,033	63,172
Provision for store closures and asset impairments	447	—
Deferred income taxes and other	(7,142)	(9,246)
Stock awards and options, net	9,986	9,948
Common stock contribution to benefit plan	10,669	8,105
Changes in assets and liabilities:
Accounts receivable	(32,139)	(10,114)
Merchandise inventories	(65,875)	(66,678)
Other assets	(2,352)	949
Current liabilities and other	67,221	90,628

Net cash provided by operating activities	93,369	125,232

Investing Activities:
Capital expenditures	(110,914)	(77,459)
Acquisitions	(17,736)	—
Proceeds from property dispositions	1,248	6,251

Net cash used in investing activities	(127,402)	(71,208)

Financing Activities:
Proceeds from (repayments of) revolving line of credit borrowings, net	139,000	(20,000)
Repayments of private placement notes and other borrowings	(8,870)	(8,870)
Repurchase of common stock	(44,134)	(40,655)
Dividend payments	(15,806)	(15,758)
Proceeds from exercise of stock options	11,732	17,356
Medicare Part D subsidy disbursements, net	(102,341)	—
Excess tax benefits related to stock awards and options	4,345	—

Net cash used in financing activities	(16,074)	(67,927)

Decrease in cash and cash equivalents	(50,107)	(13,903)
Cash and cash equivalents at beginning of period	74,662	53,890

Cash and cash equivalents at end of period	$24,555	$39,987

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$5,471	$7,002
Cash paid for income taxes	38,682	18,233

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 26, 2006 and the 39 weeks ended October 26, 2006

	Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 27, 2005, as reported	37,418	$18,709	$178,544	$529,884	$727,137
Cumulative effect of accounting change (Note 2)				(5,292)	(5,292)

Balance at January 27, 2005, as adjusted	37,418	$18,709	$178,544	$524,592	$721,845
Net income, as adjusted				73,887	73,887
Dividends ($0.56 per share)				(20,818)	(20,818)
Stock contributions to Employee Savings and Profit Sharing Plan	228	114	7,990		8,104
Stock awards, net of forfeitures	42	21	(1,203)		(1,182)
Stock-based compensation expense			7,863		7,863
Stock options exercised	948	474	20,512		20,986
Tax benefit related to stock awards and stock options, net			7,033		7,033
Repurchase of common stock	(1,420)	(710)	(7,365)	(47,054)	(55,129)

Balance at January 26, 2006, as adjusted	37,216	18,608	213,374	530,607	762,589

Net income				47,521	47,521
Dividends ($0.42 per share)				(15,806)	(15,806)
Stock contributions to Employee Savings and Profit Sharing Plan	258	129	10,540		10,669
Stock awards, net of forfeitures	342	171	(1,561)		(1,390)
Stock-based compensation expense			9,969		9,969
Stock options exercised	520	260	11,472		11,732
Tax benefit related to stock awards and stock options, net			5,821		5,821
Repurchase of common stock	(984)	(492)	(6,268)	(37,374)	(44,134)

Balance at October 26, 2006	37,352	$18,676	$243,347	$524,948	$786,971

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 26, 2006, except for the accounting changes discussed in Note 2, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended October 26, 2006 and October 27, 2005 are unaudited. The condensed consolidated balance sheet as of January 26, 2006, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 26, 2006. Reclassifications have been made to certain prior period amounts to conform to the fiscal 2007 presentation. In addition, prior period amounts reflect the retrospective application of a new accounting standard relating to rental costs (see Note 2). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim condensed consolidated financial statements should be read together with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2006.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedules summarize the effects of the retrospective application of FSP No. FAS 13-1 to the Company’s financial results as of and for the 13 and 39 weeks ended October 27, 2005:

Condensed Statement of Consolidated Income -

	For the 13 weeks ended October 27, 2005			For the 39 weeks ended October 27, 2005
	Thousands, except per share amounts			Thousands, except per share amounts
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Revenues	$1,120,384	$1,120,384	$—	$3,428,283	$3,428,283	$—
Cost of retail drug store sales	831,647	831,647	—	2,527,677	2,527,677	—
Operating and administrative expenses	252,623	252,801	178	769,701	770,279	578
Depreciation and amortization	20,713	20,567	(146)	63,557	63,172	(385)

Operating income	15,401	15,369	(32)	67,348	67,155	(193)
Interest expense	2,071	2,071	—	6,820	6,820	—
Interest income	(223)	(223)	—	(798)	(798)	—

Income before income taxes	13,553	13,521	(32)	61,326	61,133	(193)

Income taxes	4,608	4,595	(13)	22,742	22,665	(77)

Net income	$8,945	$8,926	$(19)	$38,584	$38,468	$(116)

Earnings per common share:
Basic	$0.24	$0.24	$—	$1.03	$1.03	$—
Diluted	0.23	0.23	—	1.01	1.00	(0.01)

Condensed Consolidated Balance Sheets -

	October 27, 2005			January 26, 2006
	Thousands			Thousands
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Current assets	$772,159	$772,159	$—	$783,367	$783,367	$—
Property:
Land	111,096	111,096	—	111,097	111,097	—
Buildings and leasehold improvements	583,300	572,868	(10,432)	588,540	578,158	(10,382)
Equipment and fixtures	592,604	592,604	—	601,247	601,247	—

Total	1,287,000	1,276,568	(10,432)	1,300,884	1,290,502	(10,382)
Less accumulated depreciation	667,374	665,955	(1,419)	676,084	674,517	(1,567)

Property, net	619,626	610,613	(9,013)	624,800	615,985	(8,815)
Goodwill	82,085	82,085	—	82,085	82,085	—
Intangible assets, net	5,953	5,953	—	6,060	6,060	—
Other non-current assets	13,560	13,560	—	7,832	7,832	—

Total	$1,493,383	$1,484,370	$(9,013)	$1,504,144	$1,495,329	$(8,815)

Current liabilities	$568,020	$568,020	$—	$592,453	$592,453	$—
Long-term debt	116,818	116,818	—	59,818	59,818	—
Deferred income taxes and other long-term liabilities	63,828	60,223	(3,605)	83,995	80,469	(3,526)
Stockholders’ Equity:
Common stock	18,714	18,714	—	18,608	18,608	—
Additional capital	208,177	208,177	—	213,374	213,374	—
Retained earnings	517,826	512,418	(5,408)	535,896	530,607	(5,289)

Total stockholders’ equity	744,717	739,309	(5,408)	767,878	762,589	(5,289)

Total	$1,493,383	$1,484,370	$(9,013)	$1,504,144	$1,495,329	$(8,815)

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statement of Consolidated Cash Flows -

	For the 39 weeks ended October 27, 2005
	Thousands
	As Reported	As Adjusted	Effect of Change
Operating Activities
Net income	$38,584	$38,468	$(116)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	63,557	63,172	(385)
Deferred income taxes and other	(9,169)	(9,246)	(77)
Stock awards and options, net	9,948	9,948	—
Common stock contribution to benefit plan	8,105	8,105	—
Changes in assets and liabilities	14,785	14,785	—

Net cash provided by operating activities	125,810	125,232	(578)

Investing Activities:
Capital expenditures and acquisitions	(78,037)	(77,459)	578
Proceeds from property dispositions	6,251	6,251	—

Net cash used in investing activities	(71,786)	(71,208)	578

Net cash used in financing activities	(67,927)	(67,927)	—

Decrease in cash and equivalents	(13,903)	(13,903)	—
Cash and cash equivalents at beginning of period	53,890	53,890	—

Cash and cash equivalents at end of period	$39,987	$39,987	$—

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. The adoption of SFAS No. 157, which is effective for annual reporting periods beginning after November 15, 2007, will require increased disclosures in the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides guidance on how to quantitatively evaluate financial statement misstatements. SAB No. 108 requires the use of a cumulative correction and current period income statement correction approach in evaluating misstatements. Management does not expect the adoption of SAB No. 108, which is effective for fiscal years ending after November 15, 2006, to have a material impact on the Company’s consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Stock-Based Compensation

The Company has two separate plans under which it may grant options to purchase shares of the Company’s common stock and other awards of common stock or common stock appreciation rights to key employees. The 1995 Long Term Incentive Plan, as amended, authorized the issuance of 7,400,000 shares of common stock in the form of stock options and stock awards. The Non-Executive Long Term Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of common stock of the Company and contains similar provisions to those of the 1995 Long Term Incentive Plan, except that it does not allow for incentive stock options or grants to officers or directors of the Company. Each stock award granted from the 1995 Long Term Incentive Plan reduces the total number of available shares under the plan by 2.75 shares and each stock option granted reduces the total available by one share. For the Non-Executive Long Term Incentive Plan, each stock award or stock option reduces available shares by one share. As of October 26, 2006, there were 4,310,656 shares of common stock available for grant under the two plans.

Stock Options

Stock options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company’s options generally vest in equal annual portions over a period of four years and have a maximum term of ten years. The Company’s stock option award plans contain provisions for accelerated vesting upon a change of control.

Following is a summary of stock option activity for the 39 weeks ended October 26, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				Thousands
Outstanding at January 26, 2006	3,218,901	$24.56
Granted (weighted average fair value $17.36)	66,000	44.56
Exercised	(520,042)	22.56		$11,704
Expired/Forfeited	(97,020)	27.93

Outstanding at October 26, 2006	2,667,839	$25.33	6.7 years	$48,213

Exercisable at October 26, 2006	1,594,939	$23.26	6.0 years	$32,129

Proceeds from stock option exercises were $11.7 million in the 39 weeks ended October 26, 2006, and the related tax benefit was $4.7 million. The Company’s practice is to issue new shares to satisfy stock option exercises, but the Company’s share repurchases made in the ordinary course of business, subject to outstanding authorizations by the Company’s Board of Directors and depending on existing market conditions, the Company’s financial position and other capital requirements, may partially or wholly offset the resulting dilution.

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

Following is a summary of stock award activity for the 39 weeks ended October 26, 2006:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 26, 2006	132,040	$31.79
Granted	378,996	40.94
Vested (total fair value $5.9 million)	(138,395)	34.23
Forfeited	(6,383)	40.25

Outstanding at October 26, 2006	366,258

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

SFAS No. 123R revises SFAS No. 123 and supersedes APB Opinion No. 25, and requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The standard also modifies the measurement of compensation expense for performance-based restricted stock awards. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost is recorded for new awards and the unvested portion of previously issued awards. The adoption of SFAS No. 123R reduced net income in the 13 and 39 weeks ended October 26, 2006 by $0.02 and $0.06 per diluted share, respectively, and management estimates that it will reduce net income by $0.08 to $0.09 per diluted share for the full year ending January 25, 2007. The following table summarizes the amounts recognized for stock compensation expense (under SFAS No. 123R in the 13 and 39 weeks ended October 26, 2006 and under APB Opinion No. 25 in the 13 and 39 weeks ended October 27, 2005):

	13 weeks ended		39 weeks ended
	October 26, 2006	October 27, 2005	October 26, 2006	October 27, 2005
	Thousands		Thousands
Stock compensation expenses, included in operating and administrative expenses:
Stock awards	$3,052	$993	$6,263	$4,559
Stock options	956	—	3,703	—

Total	4,008	993	9,966	4,559
Recognized income tax benefit	(1,585)	(397)	(3,979)	(1,824)

After-tax effect of stock compensation expenses on net income	$2,423	$596	$5,987	$2,735

No amounts of stock-based compensation cost have been capitalized as part of the cost of an asset.

The following table illustrates the effect on net income and earnings per share for the 13 and 39 weeks ended October 27, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options (in thousands, except per share amounts):

	13 weeks ended October 27, 2005	39 weeks ended October 27, 2005
Net income, as reported (as adjusted, See Note 2)	$8,926	$38,468
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	596	2,735
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,954)	(4,699)

Pro forma net income	$7,568	$36,504

Basic earnings per share:
As reported	$0.24	$1.03
Pro forma	$0.20	$0.98
Diluted earnings per share:
As reported	$0.23	$1.00
Pro forma	$0.20	$0.95

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of October 26, 2006 there was $23.5 million of total unrecognized compensation cost related to unvested stock options and stock awards. This cost is expected to be recognized over a weighted average period of 2.8 years.

The estimated fair value of stock options, net of estimated forfeitures, is recorded as compensation expense on a straight-line basis over the vesting period. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	39 weeks ended
	October 26, 2006	October 27, 2005
Expected volatility	37.5%	38.9%
Dividend yield	1.3%	2.5%
Risk-free interest rate	4.8%	3.9%
Expected life (years)	6.0	5.0

The Company estimated its expected volatility based on an analysis of the historical volatility of the Company’s common stock and that of comparable companies over a 6-year term (consistent with its expected life), as well as the implied volatility of the traded options of the Company and of comparable companies. The estimated dividend yield is based on the Company’s historical dividend yields and estimated expected future dividends. The risk-free interest rate is determined based on Treasury rates for the expected term of the options at the date of grant. The Company estimated the expected life based on an analysis of historical exercise behaviors by the Company’s stock option award recipients, comparable companies’ expected life assumptions and the “simplified method” set forth in SEC Staff Accounting Bulletin No. 107 which calculates an average of the vesting term and the original contractual term.

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

4. Acquisitions

On June 11, 2006, the Company purchased the assets of Network Pharmaceuticals, Inc. (“Network”) including 21 retail pharmacies, one closed door pharmacy and one wholesale pharmacy, all located in Southern California, for $12.8 million. This acquisition expanded the Company’s presence in Southern California through pharmacies that are close to the point of care, such as hospitals, clinics and medical office buildings. As of October 26, 2006, the Company allocated the $12.8 million acquisition cost to pharmacy customer lists ($6.7 million), property and equipment ($1.1 million) and inventory ($2.8 million). The remaining $2.2 million represents contingent consideration payable subject to the resolution of certain lease-related contingencies for one of the acquired stores. These contingencies were resolved subsequent to the end of the third quarter, and as a result the $2.2 million contingent consideration was paid to the seller and will be allocated to pharmacy customer lists in the fourth quarter. The results of operations of the acquired locations are included in the Company’s consolidated financial statements within the retail drug store segment as of the June 11, 2006 acquisition date. The pro forma effects of the Network acquisition on the Company’s consolidated financial statements for periods prior to the acquisition are not significant.

In the first quarter of fiscal 2007, the Company purchased AmerisourceBergen Drug Corporation’s (“AmerisourceBergen”) 50% interest in a joint venture through which the Company and AmerisourceBergen operated a central prescription fill center. This acquisition gave the Company sole ownership and control of a business that serves to reduce prescription fill costs and to address an industry-wide shortage of pharmacists, while also providing fulfillment for a portion of Longs’ mail order business. The Company allocated the $3.8 million acquisition cost to property and equipment ($1.5 million) and goodwill ($2.3 million). The acquired goodwill is deductible for tax purposes. The results of operations of the acquired fill center are included in the Company’s consolidated financial statements within the retail drug store segment as of the acquisition date. Prior to the acquisition, the Company used the equity method of accounting for its 50% investment in the joint venture. The pro forma effects of the fill center acquisition on the Company’s consolidated financial statements for periods prior to the acquisition are not significant.

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

CMS also pays the Company certain subsidies for claims payments for which the Company assumes no risk, including reinsurance payments and low-income cost subsidies. Reinsurance payments represent the CMS obligation to pay 80% of the cost incurred by individuals in excess of the annual out-of-pocket limit. Low-income cost subsidies represent reimbursements from CMS for some portion or all of the deductibles, coinsurance and co-payment amounts for qualifying low-income beneficiaries. The Company administers and pays these amounts on behalf of CMS, and CMS makes monthly payments to the Company for the estimated amounts of these subsidies, with a final settlement subsequent to the end of the plan year based on actual experience. The Company accounts for these subsidies as deposits, with receipt and payment totals accumulated and recorded as accounts receivable or accounts payable depending on the net balance at the end of the reporting period. Payments in excess of receipts for these subsidies of $102.3 million are included in Financing Activities in the Company’s Statement of Consolidated Cash Flows. The Company does not recognize premium revenues or benefit costs for these subsidies.

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

	13 weeks ended		39 weeks ended
	October 26, 2006	October 27, 2005	October 26, 2006	October 27, 2005
	Thousands		Thousands
Basic weighted average number of shares outstanding	37,109	37,382	37,266	37,351
Effect of dilution from:
Stock options	780	920	808	831
Restricted stock awards	187	91	185	98

Diluted weighted average number of shares outstanding	38,076	38,393	38,259	38,280

The computation of diluted earnings per share excluded 0.3 million stock options for both the 13 and 39 weeks ended October 26, 2006, because their inclusion would have been anti-dilutive.

7. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $191.4 million as of October 26, 2006, $182.8 million as of October 27, 2005, and $183.1 million as of January 26, 2006. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

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

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		Thousands
As of October 26, 2006:
Intangible assets subject to amortization:
Pharmacy customer lists	3-5 years	$10,124	$(2,007)	$8,117
Non-compete agreements and other	4-5 years	24	(22)	2

Total		10,148	(2,029)	8,119
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,150	—	5,150

Total		$15,298	$(2,029)	$13,269

As of January 26, 2006:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,481	$(2,342)	$1,139
Non-compete agreements and other	2-5 years	35	(29)	6

Total		3,516	(2,371)	1,145
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,915	—	4,915

Total		$8,431	$(2,371)	$6,060

The increase in pharmacy customer lists was primarily due to the acquisition of Network Pharmaceuticals, Inc. (see Note 4).

Amortization expense for intangible assets with finite useful lives was $1.0 million and $0.5 million for the 39-week periods ended October 26, 2006 and October 27, 2005, respectively. Estimated future annual amortization expense on these intangibles is as follows (in thousands):

Fiscal year ending:
2007 (remainder of year)	$533
2008	2,010
2009	1,761
2010	1,598
2011	1,598
Thereafter	619

Total	$8,119

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Debt

Debt at October 26, 2006 and January 26, 2006 consisted of the following:

	October 26, 2006	January 26, 2006
	Thousands
Private placement notes, fixed interest rates ranging from 6.19% to 7.85%, mature at various dates through 2014	$96,818	$105,688
Secured revolving line of credit, variable interest (weighted average rate of 6.87% as of October 26, 2006), expires August 2009	139,000	—

Total debt	235,818	105,688
Less current maturities	43,727	45,870

Long-term portion	$192,091	$59,818

In November 2006, the Company exercised an option to increase its secured $280 million revolving line of credit facility’s borrowing and letter of credit capacity from $280 million to $325 million. The credit agreement includes an option to further increase the credit facility’s borrowing and letter-of-credit capacity from $325 million to $345 million, subject to certain conditions.

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of October 26, 2006, the Company was in compliance with the restrictions and limitations included in these provisions.

10. Commitments and Contingencies

Rankin v. Longs Drug Stores California, Inc., was filed in the Superior Court of California, San Diego County in October 2004, and was subsequently certified as a class action. The lawsuit alleges that the Company’s employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with the Company during the class period. No trial date has been set. The Company is vigorously defending this litigation. The financial impact to the Company, if any, cannot be predicted at this time.

During the third quarter of fiscal 2007, the Company completed a self-audit of certain of its California drug stores located in three counties that was initiated at the request of the State of California Department of Industrial Relations (“DIR”). The audit related to compliance with California law relating to meal period requirements. The Company intends to pay compensatory payments resulting from this audit, which are not material to its financial results, during the fourth quarter of fiscal 2007. The DIR has also requested that the Company conduct an audit related to meal period compliance for all of its California drug stores. The financial impact to the Company of additional payments required as a result of the additional audit, if any, cannot be determined at this time.

In addition to the matters described above, the Company is subject to various lawsuits, claims and federal and state regulatory reviews and actions arising in the normal course of its businesses. The Company accrues amounts it believes are adequate to address the liabilities related to lawsuits and other proceedings that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is always uncertain and outcomes are not predictable with assurance. It is possible that lawsuits or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Stockholders’ Equity

The Company repurchased shares of its outstanding common stock as follows:

	For the 39 weeks ended
	October 26, 2006	October 27, 2005
Shares repurchased	984,000	1,042,000
Total cost (millions)	$44.1	$40.7

These shares were repurchased under various programs authorized by the Company’s Board of Directors, most recently in May 2005. Under the May 2005 share repurchase program, as of October 26, 2006, the Company is authorized to repurchase additional shares of its outstanding common stock for a maximum additional expenditure of $76.0 million.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, photo and photo processing, food and beverage items and health and beauty products. As of October 26, 2006, the retail drug store segment operated 501 retail stores in six western states primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

The pharmacy benefit services segment, operated through the Company’s subsidiary, RxAmerica, LLC, provides pharmacy benefit management services whereby RxAmerica contracts with third-party health plans, retail pharmacies and drug manufacturers to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, claims administration and formulary management. In addition, beginning January 1, 2006, the pharmacy benefit services segment operates prescription drug plans that currently offer prescription drug benefits to Medicare participants in 20 regions encompassing 35 states and the District of Columbia under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company has contracted with CMS to expand its Medicare prescription drug plan offerings into all 50 states and the District of Columbia beginning January 1, 2007. Fiscal 2007 will be the first full year of results for the new Medicare prescription drug plans.

The following tables summarize significant financial information by segment:

	For the 13 weeks ended		For the 39 weeks ended
	October 26, 2006	October 27, 2005	October 26, 2006	October 27, 2005
	Thousands		Thousands
Revenues:
Retail Drug Stores	$1,153,817	$1,111,533	$3,512,395	$3,400,248
Pharmacy Benefit Services	75,015	8,851	243,758	28,035

Consolidated Totals	$1,228,832	$1,120,384	$3,756,153	$3,428,283

Operating Income:
Retail Drug Stores	$5,542	$13,595	$53,999	$59,622
Pharmacy Benefit Services	18,129	1,774	25,822	7,533

Consolidated Totals	$23,671	$15,369	$79,821	$67,155

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	October 26, 2006	October 27, 2005	January 26, 2006
	Thousands
Total Assets:
Retail Drug Stores	$1,538,526	$1,442,613	$1,445,650
Pharmacy Benefit Services	224,215	101,909	126,704
Inter-segment Eliminations	(52,000)	(60,152)	(77,025)

Consolidated Totals	$1,710,741	$1,484,370	$1,495,329

Consolidated total revenues include the following product and service types:

	For the 13 weeks ended		For the 39 weeks ended
	October 26, 2006	October 27, 2005	October 26, 2006	October 27, 2005
	Thousands		Thousands
Pharmacy sales	$600,249	$552,943	$1,798,068	$1,672,172
Front-end sales	553,568	558,590	1,714,327	1,728,076
Pharmacy benefit management revenues	9,716	8,851	27,376	28,035
Prescription drug plan revenues	65,299	—	216,382	—

Consolidated total revenues	$1,228,832	$1,120,384	$3,756,153	$3,428,283

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Longs Drug Stores Corporation is one of the most recognized retail drug store chains on the West Coast and in Hawaii. With 501 stores as of October 26, 2006, we provide expert pharmacy services and a wide assortment of merchandise focusing on health, wellness, beauty and convenience. We also provide pharmacy benefit services, including pharmacy benefit management and Medicare beneficiary prescription drug plans, through our wholly-owned subsidiary, RxAmerica, LLC.

The new Medicare prescription drug benefit under the Medicare Modernization Act became effective on January 1, 2006. We participate in the Medicare drug benefit program through both our retail drug store pharmacies and our pharmacy benefit services subsidiary. The impact of this new benefit created a significant shift in our pharmacy sales mix from commercial and state plans to Medicare drug plans with lower gross margins. The new Medicare drug benefit also created a new business opportunity for our pharmacy benefit services business. RxAmerica contracted with the federal Centers for Medicare and Medicaid Services (“CMS”) to be a prescription drug plan sponsor in 20 regions covering 35 states and the District of Columbia. We have contracted with CMS to expand our Medicare prescription drug plan offerings into all 50 states and the District of Columbia beginning January 1, 2007. Fiscal 2007 is the first full year of results for our new Medicare prescription drug plans.

Our financial results for the 13 and 39 weeks ended October 26, 2006 also reflect the progress we have made on our five broad strategic initiatives to make Longs a stronger competitor and more profitable company, while also pursuing opportunities related to our longer term growth including pharmacy benefit services and store expansion.

In June 2006, we acquired the assets of Network Pharmaceuticals, Inc., including 21 retail stores, one closed door pharmacy and one wholesale pharmacy, all located in Southern California. This acquisition expanded our presence in Southern California through pharmacies that are close to the point of care, such as hospitals, clinics and medical office buildings. We have also opened 7 new stores, closed 3 stores and remodeled 28 stores in the first three quarters of fiscal 2007.

During the second quarter of fiscal 2007, we also opened a new 800,000 square foot distribution center for front-end merchandise in Patterson, California, and began transitioning distribution operations from our Lathrop distribution center to the new facility. Opening the Patterson distribution center allowed us to increase the self-distribution of our front-end merchandise from approximately 40% to approximately 57%, and our goal is to further increase our self-distribution to approximately 80% of front-end merchandise by the end of fiscal 2008.

RESULTS OF OPERATIONS

Revenues

	For the 13 weeks ended		For the 39 weeks ended
	October 26, 2006	October 27, 2005	October 26, 2006	October 27, 2005
Retail drug store sales:
Pharmacy sales	$600,249	$552,943	$1,798,068	$1,672,172
Front-end sales	553,568	558,590	1,714,327	1,728,076

Total	$1,153,817	$1,111,533	$3,512,395	$3,400,248

Pharmacy benefit services revenues:
Pharmacy benefit management revenues	$9,716	$8,851	$27,376	$28,035
Prescription drug plan revenues	65,299	—	216,382	—

Total	$75,015	$8,851	$243,758	$28,035

Total revenues	$1,228,832	$1,120,384	$3,756,153	$3,428,283

Retail drug store sales:
Total sales growth over previous year	3.8%	1.8%	3.3%	0.5%
Same-store sales growth	1.8%	1.2%	2.0%	0.1%
Pharmacy sales growth	8.6%	3.4%	7.5%	2.9%
Same-store pharmacy sales growth	5.5%	2.5%	5.6%	2.5%
Pharmacy as a % of total retail drug store sales	52.0%	49.7%	51.2%	49.2%
% of pharmacy sales covered by third party health plans	94.7%	92.4%	94.3%	92.5%
Front-end sales growth (decline)	(0.9)%	0.1%	(0.8)%	(1.9)%
Same-store front-end sales growth (decline)	(1.7)%	0.0%	(1.5)%	(2.1)%
Front-end as a % of total retail drug store sales	48.0%	50.3%	48.8%	50.8%
Pharmacy benefit services revenues:
Pharmacy benefit management revenue growth (decline) over previous year	9.8%	9.7%	(2.4)%	15.1%
Prescription drug plan revenue growth over previous year	N/A	N/A	N/A	N/A

Thirteen Weeks Ended October 26, 2006 versus Thirteen Weeks Ended October 27, 2005

Total revenues increased 9.7% in the third quarter of fiscal 2007 over the third quarter of fiscal 2006. Retail drug store sales were $1.15 billion, a 3.8% increase over the third quarter of fiscal 2006, with same-store sales increasing 1.8%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $75.0 million in the third quarter of fiscal 2007 compared to $8.9 million in the third quarter of fiscal 2006. The increase was primarily due to $65.3 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D.

Retail Drug Store Sales

Pharmacy sales increased 8.6% in the third quarter of fiscal 2007 over the third quarter of fiscal 2006, with same-store pharmacy sales increasing 5.5%. The increase in same-store pharmacy sales was primarily due to continued increases in average retail prescription prices and an increase in our number of prescriptions. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. Our prescription volume was up from last year due to the new Medicare drug benefit and our pharmacy marketing initiatives. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 2.3 percentage points. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

Pharmacy sales were 52.0% of total drug store sales in the third quarter of fiscal 2007, compared with 49.7% in the third quarter of fiscal 2006. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 94.7% of our pharmacy sales in the third quarter of fiscal 2007, compared to 92.4% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans, including the new Medicare prescription drug plans.

Front-end sales decreased 0.9% in the third quarter of fiscal 2007 from the same quarter last year, with same-store front end sales decreasing 1.7%. The decline was primarily due to lower photo processing sales, reflecting a continued industry-wide decline as customers shift toward digital photograph technology; our exit from video rentals; and our ongoing shift from non-core merchandise categories toward our core categories of health, wellness, beauty and convenience.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in the third quarter of fiscal 2007 was primarily due to $65.3 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The three plans have enrolled approximately 210,000 Medicare beneficiaries.

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

As a result of the Medicare Part D benefit design, the Company incurs a disproportionate amount of prescription drug plan benefit costs early in the contract year. For example, the Company is responsible for approximately 67% of a Medicare Part D beneficiary’s drug costs up to $2,250, while the beneficiary is responsible for 100% of their drug costs from $2,250 up to $5,100. The Company is responsible for 15% of a beneficiary’s drug costs above $5,100. As such, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,250 coverage levels.

The uneven timing of the Medicare Part D prescription drug plan benefit costs yielded results through October 26, 2006 that would entitle the Company to risk share adjustment payments from CMS. Accordingly, as of October 26, 2006, we recorded a risk share receivable from CMS in accounts receivable and a corresponding retrospective premium adjustment in premium revenues. This represents the estimated amount receivable from CMS under the risk share contract provisions if the program were terminated at October 26, 2006. The risk share adjustment, and therefore revenues, has begun to decline in the second half of our fiscal year as we incur proportionately lower benefit costs compared to the first half of the year.

We expect our new prescription drug plans to continue to generate significantly increased revenues in our pharmacy benefit services segment throughout fiscal 2007 when compared to fiscal 2006. Future revenues from these plans are uncertain because this is a new federally subsidized benefit and we have not previously offered such plans, and because plans are subject to annual bidding and regulatory approval. We have contracted with CMS to expand our Medicare prescription drug plan offerings into all 50 states and the District of Columbia beginning January 1, 2007.

The new Medicare prescription drug benefit also contributed to the 9.8% increase in our pharmacy benefit management revenues in the third quarter of fiscal 2007 over the same quarter last year, partially as a result of RxAmerica providing pharmacy benefit management services to Medicare Advantage prescription drug plans.

Thirty-nine Weeks Ended October 26, 2006 versus Thirty-nine Weeks Ended October 27, 2005

Total revenues increased 9.6% in the first three quarters of fiscal 2007 over the same period of fiscal 2006. Retail drug store sales were $3.51 billion, a 3.3% increase from the first three quarters of fiscal 2006, with same-store sales increasing 2.0%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $243.8 million in the first three quarters of fiscal 2007 compared to $28.0 million in the same period last year, primarily due to $216.4 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D.

Retail Drug Store Sales

Pharmacy sales increased 7.5% in the first three quarters of fiscal 2007 over the same period of fiscal 2006, with same-store pharmacy sales increasing 5.6%. The same-store pharmacy sales growth was primarily driven by continued increases in average retail prescription prices and an increase in our number of prescriptions. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. Our prescription volume was up from last year due to the new Medicare drug benefit and our pharmacy marketing initiatives. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced generic drugs.

Pharmacy sales were 51.2% of total drug store sales in the first three quarters of fiscal 2007 compared to 49.2% in the first three quarters of fiscal 2006. Third-party health plans covered 94.3% of our pharmacy sales in the first three quarters of fiscal 2007 compared to 92.5% in the same period last year.

Front-end sales decreased 0.8% in the first three quarters of fiscal 2007 compared to same period of fiscal 2006, with same-store front-end sales decreasing 1.5%. The decline in same-store front end sales was primarily due to lower photo processing sales; our exit from video rentals and our ongoing shift from non-core merchandise categories toward our core categories of health, wellness, beauty and convenience.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in the first three quarters of fiscal 2007 was primarily due to $243.8 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D. Our pharmacy benefit management revenues decreased 2.4% during the first three quarters of fiscal 2007 compared to the same period last year, primarily due to adjustments to certain rebate accruals recorded in the second quarter of fiscal 2007. The new Medicare prescription drug benefit partially offset the decrease in our pharmacy benefit management revenues as a result of RxAmerica providing pharmacy benefit management services to Medicare Advantage prescription drug plans.

Gross Profit

	For the 13 weeks ended		For the 39 weeks ended
	October 26, 2006	October 27, 2005	October 26, 2006	October 27, 2005
Retail drug store gross profit (thousands)	$286,790	$279,886	$877,279	$872,571
Retail drug store gross profit margin	24.9%	25.2%	25.0%	25.7%
LIFO provision (thousands)	$3,000	$500	$8,250	$4,500
Prescription drug plan gross profit (thousands)	$20,266	N/A	$35,327	N/A
Prescription drug plan gross margin	31.0%	N/A	16.3%	N/A

Thirteen Weeks Ended October 26, 2006 versus Thirteen Weeks Ended October 27, 2005

Retail Drug Stores

Retail drug store gross profit was 24.9% of retail drug store sales in the third quarter of fiscal 2007, compared to 25.2% in the third quarter of fiscal 2006. The decrease was due to a number of factors, including reductions in prescription drug reimbursement levels associated with the new Medicare prescription drug benefit, the pharmacy sales mix shift toward Medicare beneficiaries, the mix of pharmacy and front-end sales and a higher LIFO provision. Increased utilization of generic drugs, which generally have higher gross profit margins than name-brand drugs, partially offset these impacts on our retail drug store gross profit margin.

Our LIFO provision, which is included in the cost of retail drug store sales, was $3.0 million and $0.5 million in the third quarter of fiscal 2007 and fiscal 2006, respectively, due to higher inflation and inventory levels. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

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

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan benefit costs relate only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Prescription drug plan gross profit was 31.0% of prescription drug plan revenues in the third quarter of fiscal 2007. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan benefit costs represent our portion of the cost of prescription drugs purchased by Medicare participants in one of our prescription drug plans. Such costs include benefit payments during the period to pharmacies, and an estimate for benefit costs incurred but not reported as of the end of the period, reduced by associated manufacturer rebates. The gross profit margin on our prescription drug plan revenues fluctuates based upon actual drug utilization by plan participants. Due to the timing variance between our fiscal year (February through January) and the Medicare plan year (January through December), we anticipate that the third quarter operating margin for our pharmacy benefit services segment will be the highest for this fiscal year. Future gross profit margins from these plans are uncertain because this is a new federally subsidized benefit and we have not previously offered such plans.

Thirty-nine Weeks Ended October 26, 2006 versus Thirty-nine Weeks Ended October 27, 2005

Retail Drug Stores

Retail drug store gross profit was 25.0% of retail drugs store sales in the first three quarters of fiscal 2007, compared to 25.7% in the same period last year. Lower margins on pharmacy sales due to reductions in prescription drug reimbursement levels associated with the new Medicare prescription drug benefit, our sales mix, a higher LIFO provision and costs related to the transition to our new Patterson distribution center contributed to the decrease. This decrease was partially offset by better buying and increased utilization of generic drugs.

Our LIFO provision, which is included in the cost of retail drug store sales, was $8.3 million in the first three quarters of fiscal 2007 compared to $4.5 million in the same period last year. The increase was due to higher inflation and inventory levels.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan gross profit was 16.3% of prescription drug plan revenues in the first three quarters of fiscal 2007. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan benefit costs represent our portion of the cost of prescription drugs purchased by Medicare participants in one of our prescription drug plans. The gross profit margin on our prescription drug plan revenues fluctuates based upon actual drug utilization by plan participants. Due to the timing variance between our fiscal year (February through January) and the Medicare plan year (January through December), we anticipate that the third quarter operating margin for our pharmacy benefit services segment will be the highest for this fiscal year.

Operating and Administrative Expenses

Thirteen Weeks Ended October 26, 2006 versus Thirteen Weeks Ended October 27, 2005

Operating and administrative expenses were $271.3 million or 22.1% of revenues in the third quarter of fiscal 2007, compared to $252.8 million or 22.6% in the third quarter of fiscal 2006. The decline in our operating and administrative expense rate was primarily due to increased revenues, primarily as a result of our new prescription drug plans. Operating and administrative expenses in the third quarter of fiscal 2007 included expenses related to our new prescription drug plans and increased store expansion activities, including the Network Pharmaceuticals, Inc. asset acquisition, as well as $2.2 million of costs related to the transition to our new Patterson distribution center and $1.0 million of expense for stock options as a result of the adoption of SFAS No. 123 R, Share Based Payment.

Thirty-nine Weeks Ended October 26, 2006 versus Thirty-nine Weeks Ended October 27, 2005

Operating and administrative expenses were $795.1 million or 21.2% of revenues in the first three quarters of fiscal 2007, compared to $770.3 million or 22.5% in the same period of fiscal 2006. The decline in our operating and administrative expense rate in the first three quarters of fiscal 2007 compared to the same prior year period was due to increased revenues, primarily as a result of our new prescription drug plans. Operating and administrative expenses in the first three quarters of fiscal 2007 included expenses related to our new prescription drug plans and increased store expansion activities, including the Network Pharmaceuticals, Inc. asset acquisition, as well $3.7 million of costs related to the transition to our new Patterson distribution center and $3.7 million in stock option expense as a result of the adoption of SFAS No. 123R, Share Based Payment.

Depreciation and Amortization

Depreciation and amortization expenses were $21.3 million and $65.0 million in the third quarter and first three quarters of fiscal 2007 compared to $20.6 million and $63.2 million in the third quarter and first three quarters of fiscal 2006. Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels varies based on the level and timing of our remodel activities. We expect depreciation and amortization expenses for fiscal 2007 to be in the range of $85 million to $90 million.

Net Interest Expense

Net interest expense was $2.7 million and $3.9 million in the third quarter and first three quarters of fiscal 2007, compared to $1.8 million and $6.0 million in the third quarter and first three quarters of fiscal 2006. The increase in our third quarter net interest expense was a result of higher average borrowings due to changes in our cash flow related to the growth of our prescription drug plans and increased capital expenditures in fiscal 2007. The decrease in net interest expense for the first three quarters of fiscal 2007 was due to lower average borrowings in the first half of the fiscal year, higher interest income on increased available cash and increased interest capitalization associated with new store and distribution center construction activities.

Income Taxes

Our effective income tax rate was 39.4% and 37.4% in the third quarter and first three quarters of fiscal 2007 compared to 34.0% and 37.1% in the third quarter and first three quarters of fiscal 2006. The lower rate in the third quarter of fiscal 2006 was due to the benefits of certain tax credits. We expect that our effective income tax rate for the full fiscal year will be approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

As of October 26, 2006, we had a secured $280 million revolving line of credit with a syndication of banks, which expires in August 2009 and accrues interest at LIBOR-based rates. In November 2006, we exercised an option to increase the credit facility’s borrowing and letter of credit capacity from $280 million to $325 million. The agreement includes an option to further increase the credit facility’s borrowing and letter-of-credit capacity from $325 million to $345 million, subject to certain conditions. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of October 26, 2006, borrowings of $139.0 million were outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of October 26, 2006 we had $96.8 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 6.19% to 7.85%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $43.7 million as of October 26, 2006 constitute regularly scheduled principal payments due in the next twelve months, the majority of which will be paid in the fourth quarter of fiscal 2007.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could result in higher interest costs and potentially accelerated repayment requirements, and could affect our liquidity. As of October 26, 2006, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $93.4 million in the first three quarters of fiscal 2007, compared to $125.2 million in the first three quarters of fiscal 2006. The decrease in our operating cash flows in fiscal 2007 from fiscal 2006 was primarily due to changes in operating assets and liabilities, partially offset by increased net income.

Net changes in operating assets and liabilities decreased our operating cash flows in the first three quarters of fiscal 2007 by $33.1 million. Merchandise inventories increased $65.9 million primarily due to increased self-distribution of front-end merchandise associated with the opening of our new distribution center in Patterson, California, new store growth and normal seasonal build-up of merchandise prior to the holiday season. Pharmacy and other receivables (excluding receivables for claims payments covered by CMS which are included in financing cash flows) increased $32.1 million primarily due to increased pharmacy benefit services receivables related to our new prescription drug plans, in addition to higher pharmacy sales. Current and other liabilities increased $67.2 million primarily as a result of increased pharmacy benefit services payables related to our new prescription drug plans and higher inventory levels.

Net changes in operating assets and liabilities accounted for $14.8 million of our operating cash flows in the first three quarters of fiscal 2006. Current and other liabilities increased $90.6 million primarily as a result of higher pharmacy benefit services payables, higher merchandise inventory levels and timing of payments. Inventories increased $66.7 million as a result of the normal seasonal build-up of merchandise prior to the holiday season.

We expect that our merchandise inventories will increase approximately $35 million to $45 million by the end of fiscal 2007 over fiscal 2006, primarily due to increased self-distribution of front-end merchandise and new store openings. We expect this increase to be partially offset by a corresponding increase in our accounts payable.

Improving the cash flow performance of underperforming stores continues to be an important initiative for us. This is an ongoing process of evaluating store performance and taking appropriate actions to improve the performance, or if necessary, close stores when appropriate.

Investing Cash Flows

Net cash used in investing activities was $127.4 million in the first three quarters of fiscal 2007, compared to $71.2 million in the same period last year. The increase was primarily due to expenditures for the construction of our new front-end distribution center in Patterson, California, as well as increased new store construction activity. In addition, during the second quarter of fiscal 2007 we purchased the assets of Network Pharmaceuticals, Inc. including 21 retail pharmacies, one wholesale pharmacy and one closed door pharmacy for approximately $12.8 million. During the first quarter of fiscal 2007, we also purchased Amerisource Bergen’s 50% interest in a joint venture through which we and Amerisource Bergen operated a central prescription fill center for approximately $3.8 million. We expect investing cash outflows in fiscal 2007 to be between $150 million and $170 million, primarily for the construction of our new Patterson distribution facility, new store investments, remodels and improvements to existing stores, technology and supply chain improvements. In addition to the Network Pharmaceuticals acquisition, we have also opened 7 new stores, closed 3 stores, and remodeled 28 stores during the first three quarters of fiscal 2007, and we plan to open or relocate another 13 to 18 new stores and remodel up to 12 more stores by the end of fiscal 2007. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash used in financing activities was $16.1 million in the first three quarters of fiscal 2007, compared to $67.9 million in the first three quarters of fiscal 2006. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments, proceeds from the exercise of stock options, and Medicare Part D subsidy deposits and withdrawals.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures, Medicare Part D subsidy deposits and withdrawals, and stock repurchases. There were net borrowings of $139.0 million on our revolving line of credit during the first three quarters of fiscal 2007, compared to net repayments of $20.0 million in the same period last year. We also made regularly scheduled principal payments of $8.9 million on our private placement notes in the first three quarters of both fiscal 2007 and fiscal 2006. We are scheduled to make additional principal payments of $43.7 million on our private placement notes in the next 12 months.

We have repurchased shares of our outstanding common stock in the first three quarters of both fiscal 2007 and fiscal 2006, as follows:

	For the 39 weeks ended
	October 26, 2006	October 27, 2005
Shares repurchased	984,000	1,042,000
Total cost (millions)	$44.1	$40.7

We repurchased these shares under various programs authorized by our board of directors, most recently in May 2005. Under the May 2005 share repurchase program, as of October 26, 2006, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of $76.0 million. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid regular quarterly dividends of $0.42 per share, totaling $15.8 million in the first three quarters of both fiscal 2007 and 2006.

Financing cash flows include prescription drug plan disbursements covered by CMS, including reinsurance payments and low-income cost subsidies, net of amounts received from CMS for these payments. Differences between receipts and payments for these amounts depend on the timing and extent of the related claims from beneficiaries. In the first three quarters of fiscal 2007, our payments for these claims exceeded reimbursements to date from CMS by $102.3 million. Final settlement of the outstanding balance with CMS will be made subsequent to the end of the plan year.

Accounting Changes

In the first quarter of fiscal 2007, we prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. SFAS No. 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The adoption of SFAS No. 123R reduced net income in the third quarter and first three quarters of fiscal 2007 by $0.02 and $0.06 per diluted share, respectively, and we estimate that it will reduce net income by $0.08 to $0.09 per diluted share for the full year ending January 25, 2007. See Note 3 to the Condensed Consolidated Financial Statements for more information about this adoption and the impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. The adoption SFAS No. 157, which is effective for annual reporting periods beginning after November 15, 2007, will require increased disclosures in our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides guidance on how to quantitatively evaluate financial statement misstatements. SAB No. 108 requires the use of a cumulative correction and current period income statement correction approach in evaluating misstatements. We do not expect the adoption of SAB No. 108, which is effective for fiscal years ending after November 15, 2006, to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which $139.0 million in borrowings were outstanding as of October 26, 2006, bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. A 10% change in interest rates (69 basis points on our floating –rate debt as of October 26, 2006) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

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

As of October 26, 2006, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

In the second quarter of fiscal 2007, we completed construction of a new 800,000 square foot distribution facility for front-end merchandise in Patterson, California. We have substantially completed the transition of distribution operations from our existing distribution center in Lathrop, California, and have also begun to increase our self-distribution of front-end merchandise through our new Patterson facility. We have designed internal controls to prevent and detect material financial statement errors resulting from the implementation of systems and process changes, product movement and transition of front-end vendors to direct supplier relationships associated with the opening of the new facility. We conducted pre-opening testing and continue to perform post-opening reviews to ensure that such controls were properly designed and are operating effectively.

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

Rankin v. Longs Drug Stores California, Inc., was filed in the Superior Court of California, San Diego County in October 2004, and was subsequently certified as a class action. The lawsuit alleges that our employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for him and all similarly situated individuals who applied for employment with us during the class period. No trial date has been set. We are vigorously defending this litigation. The financial impact to us, if any, cannot be predicted at this time.

During the third quarter of fiscal 2007, we completed a self-audit of certain of our California drug stores located in three counties that was initiated at the request of the State of California Department of Industrial Relations (“DIR”). The audit related to compliance with California law relating to meal period requirements. We intend to pay compensatory payments resulting from this audit, which are not material to our financial results, during the fourth quarter of fiscal 2007. The DIR has also requested that we conduct an audit related to meal period compliance for all of our California drug stores. The financial impact to Longs of additional payments required as a result of the additional audit, if any, cannot be determined at this time.

In addition to the matters described above, we are subject to various lawsuits, claims and federal and state regulatory reviews and actions arising in the normal course of our businesses. We accrue amounts we believe are adequate to address the liabilities related to lawsuits and other proceedings that we believe will result in a probable loss. However, the ultimate resolution of such matters is always uncertain and outcomes are not predictable with assurance. It is possible that lawsuits or other proceedings brought against us could have a material adverse impact on our financial condition and results of operations.

Item 1A.	Risk Factors

An updated description of the risk factors associated with our business is set forth below. We do not believe any of the changes constitute material changes to our risk factors except that risk factors under the headings “Changes in industry pricing benchmarks could adversely affect our financial performance” and “Our ability to grow our business may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases” have been added. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not presently known to us, or risks we currently consider immaterial, could also affect our business.

If we are unable to successfully execute our strategic initiatives and business development efforts and the related organizational changes, our future productivity and profitability may be adversely affected.

We are currently undertaking a series of strategic initiatives and business development efforts designed to make Longs a stronger competitor and more profitable company. These initiatives and efforts address several core elements of our operations, including our supply chain, front-end sales, pharmacy profitability, prescription drug plan business, customer service and operational processes, and involve significant organizational change. Such organizational changes are complex and could cause disruptions that adversely affect our revenues and profitability. Our ability to successfully implement these changes, which are significant to our operations and business, is critical to our future profitability. If we are not successful, we may not achieve the expected benefits from these initiatives and efforts, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets.

If our efforts to increase self-distribution are not successful, our retail drug store sales and profitability could be adversely affected.

We completed construction of an 800,000 square foot distribution facility for front-end merchandise in Patterson, California, during the second quarter of fiscal 2007. We have substantially completed the transition of existing distribution operations to the new facility and have also begun to increase self-distribution of front-end merchandise through the Patterson facility. If we are unable to successfully transition hundreds of front-end vendors to direct supplier relationships, our supply chain could experience significant disruptions. Such disruptions could adversely affect our retail drug store sales and increase our cost of sales and operating and administrative expenses.

If our new prescription drug plans do not generate the anticipated revenues or profitability, our financial results could be adversely affected.

Effective January 1, 2006, through our pharmacy benefit services subsidiary, we began offering three prescription drug plans that provide prescription drug benefits under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Because this is a new federally subsidized benefit and we have not previously offered such plans, it is difficult to predict the revenues and profitability of this new business and the timing of the cash flows related to the new business. If the revenues we generate from providing these benefits are not sufficient to cover the related prescription drug costs, our profitability will be adversely affected. The federal Centers for Medicare and Medicaid Services are currently reviewing enrollment between and among Medicare prescription drug plans and state sponsored plans and expect to complete a reconciliation of benefits and premiums later this year and possibly into next year. A final plan reconciliation will occur in August 2007 for which the results are uncertain as this is the first year of the prescription drug benefit. If the outcome of this reconciliation process is significantly different than our current estimates, our financial results for this business could be adversely affected. Furthermore, these plans are subject to annual bidding and regulatory approval. Changes in legislative, regulatory or competitive conditions could affect our ability to continue to offer prescription drug plans or to generate profitable prescription drug plan revenues.

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

We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers, many of whom are aggressively expanding in markets we serve. In addition, competition from mail order pharmacies is rapidly intensifying, and some third-party health plans require mail-order fulfillment of certain medications. In the pharmacy benefit services industry, our competitors include large national and regional pharmacy benefit managers and insurance companies and managed care providers, some of which are owned by or have affiliations with our retail drug store competitors. Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do. Some of these competitors may offer our key products, including prescription drugs, at prices below or at cost in order to gain market share and increase sales of other products they offer. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reduce prices, purchase more effectively and increase customer service to remain competitive. We may not be able to continue to compete effectively in our markets or increase our revenues or margins in response to further increased competition.

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

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts in the prescription drug industry, including our contracts with third party payors and pharmacy benefit management clients, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”). Recent events have raised uncertainties as to whether third party payors, prescription benefit management providers and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in a recently announced proposed settlement First Databank (“FDB”), one of the companies that reports data on prescription drug prices, has agreed to reduce the reported AWP of certain drugs and to stop reporting AWPs within two years. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes. In addition, other benchmarks such as average manufacturer price (“AMP”) have been proposed.

Whatever the outcome of the FDB case, we believe that third party payors and prescription benefit management providers, will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

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

Our ability to grow our business may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases.

Our ability to grow our business may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended October 26, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
July 28, 2006 - August 31, 2006	—	—	—	$89.7 million

Month #2
September 1, 2006 - September 28, 2006	97,500	$45.62	97,500	$85.2 million

Month #3
September 29, 2006 - October 26, 2006	202,500	$45.24	202,500	$76.0 million

Total	300,000	$45.36	300,000

(1)	All of the shares repurchased during the quarter ended October 26, 2006 were under the May 2005 authorization by the Board of Directors.

Item 6.	Exhibits

(a)	EXHIBITS

Exhibit No.	Exhibit Name
31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: November 30, 2006	/s/ S. F. MCCANN
(S. F. McCann) Executive Vice President, Chief Financial Officer

Date: November 30, 2006	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos) Senior Vice President—Finance, Controller and Treasurer (Principal Accounting Officer)