Form 10-K
period 2007-01-25
LONGS DRUG STORES CORP
filed 2007-03-16
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,445,282,000 as of July 27, 2006, based on the closing price of the registrant’s common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

There were 37,467,056 shares of common stock outstanding as of February 22, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, our strategic initiatives; supply chain changes, including continued development of our new distribution center; Medicare prescription drug benefits; development of our pharmacy benefit services segment, including acquisition of a risk-bearing entity; merchandise and marketing efforts; operational improvements; safety improvements and workers’ compensation claims and costs; the number of store openings, closures and remodels; revenues; pharmacy reimbursements; gross profits; operating and administrative expenses; depreciation and amortization; liquidity and cash requirements; the level of capital expenditures; share repurchases; dividends; effective tax rates; contractual obligations; the effect of new accounting pronouncements; our goals for self-distribution of our front-end merchandise; and factors affecting front-end sales in fiscal 2008 and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Our ability to execute our previously announced initiatives and the associated organizational changes;
•	Our ability to successfully manage our prescription drug plans;
•	Our ability to increase self-distribution and improve our purchasing of front-end and pharmacy merchandise;
•	Our ability to successfully implement new technology, including a comprehensive perpetual inventory system;
•	Disruption in our supply chain due to system conversions or other issues;
•	The success of our merchandise and marketing strategies;
•	Our ability to improve the performance of underperforming stores;
•	The timing, number and overall impact of store openings, closures and remodels;
•	The manner and timing of disposition of our closed store properties and the proceeds we are able to receive for such properties;
•	Consumer reaction to our remodeled stores;
•	The effect of the Medicare prescription drug benefit on our retail drug store and pharmacy benefit services revenues and profitability;
•	Our ability to license RxAmerica as a risk bearing entity;
•	Our ability to grow prescription volumes;
•	Our ability to develop and integrate our pharmacy, mail order and pharmacy benefit services capabilities to take advantage of future growth opportunities;
•	The frequency and rate of introduction of successful new prescription drugs;
•	The introduction of lower-priced generic drugs, including their timing of introduction and cost structure;
•	The efforts of third-party health plans, including government-sponsored plans, to reduce prescription drug costs;
•	Changes in economic conditions, including economic growth and unemployment levels, and in consumer preferences and spending patterns;
•	The impact of rising gasoline prices on economic conditions and consumer spending;
•	The effects of war and terrorism on economic conditions and consumer spending;
•	The impact of state and federal budget deficits on government healthcare spending and on general economic conditions;
•

Competition from other drug store chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers, pharmacy benefit management companies and prescription drug plan providers;

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

In addition, because we do not have a comprehensive perpetual inventory system, our ability to accurately forecast and track our retail drug store gross profit and inventory levels during periods between our quarterly physical inventories is limited. Therefore, our actual retail drug store gross profit and inventory levels may vary materially from those included in or contemplated by forward-looking statements we make.

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business.

Overview

Longs Drug Stores Corporation was founded in 1938 in Oakland, California by two brothers, Tom and Joe Long. Today, we operate in two business segments: retail drug stores and, through our RxAmerica subsidiary, pharmacy benefit services. For financial information about these segments, see Note 13, “Segment Information” in the accompanying notes to our consolidated financial statements. We operate on a 52/53-week fiscal year ending on the last Thursday in January. Our 2007 fiscal year contained 52 weeks of operations and ended on January 25, 2007.

Through our retail drug store segment, we are one of the most recognized retail drug store chains on the West Coast of the United States and in Hawaii, with 509 stores as of January 25, 2007. Our retail drug stores have a long history of serving the health and well-being needs of customers through customer-oriented pharmacy services and convenient product offerings that focus on health and wellness, beauty and convenience. Our retail drug store segment also operates a mail order pharmacy business.

Our pharmacy benefit services segment provides a range of services related to pharmacy benefit management, including plan design and implementation, claims administration and formulary management to third-party health plans and other organizations. In addition, effective January 1, 2006, our pharmacy benefit services segment began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. These plans provide prescription drug benefits to more than 200,000 Medicare beneficiaries in all 50 states and the District of Columbia as of January 1, 2007. RxAmerica has extensive experience in managed state plans and an established reputation for reducing health care costs. Fiscal 2007 was the first full year of results for our new Medicare prescription drug plans.

Our corporate offices are located at 141 North Civic Drive, Walnut Creek, California 94596, telephone (925) 937-1170. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the stock symbol “LDG.” General information, financial news releases and filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website at www.longs.com as soon as reasonably practicable after we file them with the Securities and Exchange Commission. We have submitted our 2006 annual Section 12(a) CEO certification to the NYSE. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Form 10-K for the year ended January 26, 2006 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Initiatives

More than four years ago, we began working on the following broad categories of strategic initiatives designed to make Longs a stronger competitor and more profitable company:

•

Supply Chain—The upgrade of our supply chain systems and processes has included centralization of our merchandise procurement and replenishment, increased self-distribution, implementation of new technology and improvements to many business processes. Our new supply chain technology includes a distribution management system, a retail merchandise system, and procurement and allocation systems that are more tightly integrated with one another than the systems they replaced. The distribution management system is installed in our California front-end distribution centers. In fiscal 2007 we began installing a new system for store ordering, receiving and inventory management, which as of January 25, 2007 was in place at 281 stores, or over half of our chain. We expect to complete the installation of this system in our remaining mainland stores by the end of fiscal 2008. We also completed construction of a new 800,000 square foot front-end distribution center in Patterson,

California in the summer of fiscal 2007, which allowed us to increase our self-distribution to approximately 65% of our front-end merchandise on the mainland from 40% previously. Our goal is to increase self-distribution to 80% of mainland front-end merchandise by the end of fiscal 2008. We expect these changes to continue to yield benefits in the form of lower cost of sales and expenses related to procurement and distribution, improved merchandise replenishment, and increased real-time visibility into our in-stock position, merchandise mix, product movement and gross profit for our retail drug store segment.

•

Front-end sales—We have implemented new merchandise and marketing strategies that include enhanced and expanded assortments in our core categories focusing on health, wellness, beauty and convenience in an effort to emphasize our competitive differentiation. We have a larger, more developed front-end business than typical drug store chains and we believe this is a competitive advantage that can be further developed. We have strengthened our everyday and promotional price competitiveness. We also have a remodeling program to upgrade and update existing stores with a format that emphasizes our merchandise strategies. We continue to make progress on the development and promotion of our private brand merchandise and improving our inventory management and in-stock positions.

•

Pharmacy profitability—The pharmacy industry is undergoing significant structural changes, including new Medicare prescription drug benefits, declining third-party reimbursement levels, and mandatory mail order fulfillment of prescriptions by certain health plans. In this environment, we are making efforts to increase our prescription volumes and generic utilization and to improve our pharmacy procurement, inventory management, in-stock position and workflow efficiencies in an effort to lower our cost per prescription. We will continue to pursue additional opportunities to improve our efficiencies in the pharmacy through increased utilization of technology, training and better workflow processes.

•

Customer service—To support our commitment to customer service and quality care at affordable prices, we have invested in central prescription fulfillment centers and pharmacy technology, which result in improved service and shorter pharmacy wait times. We have also developed a professional services center and expanded our call center to provide support for clinical management, specialty pharmacy, third-party and store services. Our proactive compliance and persistence programs have the goal of reducing the emergence of medical complications while increasing our patients’ prospects for improved health.

•

Operational processes—We have developed new and more efficient operational processes to help us reduce expenses and increase our focus on superior customer service. These improvements include more efficient workflow processes, better labor scheduling, improved safety practices and increased training hours for store managers. In addition, our supply chain systems improvements and increased self-distribution of front-end merchandise are well aligned with our goals to achieve improved control over our merchandise inventory and in-stock position.

•

Pharmacy benefit services—We have achieved significant growth in RxAmerica, our pharmacy benefit services subsidiary. RxAmerica began offering prescription drug plans for Medicare beneficiaries effective January 1, 2006. RxAmerica has extensive experience in managed state plans and an established reputation for reducing health care costs. Our new prescription drug plan business more than offset the negative impact that lower Medicare reimbursement has had on our retail drug store margins. RxAmerica’s pharmacy benefit management business has also continued to grow.

Products and Services

The following table summarizes our product and service types, as a percentage of our total consolidated revenues:

	Fiscal Year
	2007	2006	2005
Pharmacy sales	47.2%	48.1%	47.1%
Front-end sales	46.5%	50.8%	52.2%
Pharmacy benefit management revenues	0.8%	0.8%	0.7%
Prescription drug plan revenues	5.5%	0.3%	N/A

Total consolidated revenues	100.0%	100.0%	100.0%

Our retail drug stores sell prescription drugs and a wide assortment of nationally advertised brand name and private brand general merchandise, which we refer to as “front-end” merchandise. Our core front-end categories include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, convenience food and beverage items and greeting cards. In addition, we sell merchandise in non-core front-end categories such as housewares, automotive and sporting goods. Our private brand offerings include over-the-counter, health and beauty, photo and other merchandise offered under various proprietary names, including “Longs,” “Bayside Basics,” “Pacific Living,” “Walnut Grove,” “Holiday Place,” and others. To enhance customer service and build customer loyalty, we seek to consistently maintain in-stock positions in all of our merchandise categories. We will continue to develop our mix of front-end merchandise in our stores in response to the changing needs and preferences of our customers. We also offer a variety of immunizations and health screening services in many of our stores, such as blood, glucose, osteoporosis, stroke and cholesterol testing, and leased space to Quest Diagnostics for labs in 14 stores as of January 25, 2007. In addition, we offer educational information to our customers about their health and well-being concerns through the Wellness Center section of our website, www.longs.com.

Our RxAmerica subsidiary provides comprehensive pharmacy benefit management services nationwide including prescription benefit plan design and implementation, claims administration and formulary management to third-party health plans and other organizations. We have designed these services to help lower prescription benefit costs for plan providers while improving healthcare access, service and treatment for covered members. We manage prescription benefit plans covering approximately 7.1 million lives with a network of pharmacies in all 50 states as well as Puerto Rico and the Virgin Islands. In addition, effective January 1, 2006, RxAmerica began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. These plans provide prescription drug benefits to approximately 220,000 Medicare participants in all 50 states and the District of Columbia.

Purchasing and Distribution

As part of our supply chain initiative we have made significant progress in centralizing our merchandise procurement and replenishment over the past several years in order to achieve greater efficiencies and economies of scale. We now have a centralized purchasing and replenishment structure for a significant portion of our front-end merchandise.

We distribute centrally procured merchandise to our stores through our distribution centers in California and Hawaii, and other merchandise is delivered directly to our stores by our vendors. Store deliveries from our distribution centers take place primarily through a leased fleet and contract drivers.

As a result of our more centralized purchasing approach, we have substantially increased the volume of merchandise received and delivered through our distribution centers. During fiscal 2007 we completed construction of an 800,000 square-foot front-end distribution center in Patterson, California and transitioned distribution operations from our Lathrop distribution center to the new facility. The Patterson distribution center has allowed us to further increase self-distribution of our front-end merchandise, and our goal is to self-distribute approximately 80% of our mainland front-end merchandise by the end of fiscal 2008.

Advertising

We advertise primarily through promotional advertisements and circulars in major daily newspapers and advertisements on radio and television. We centrally manage the majority of our advertising efforts. Our approach is to regionalize our advertising and use the most efficient media mix within a geographic area. Vendors fund a significant portion of our total advertising spending.

Technology

We are upgrading technology throughout our company in an effort to improve our efficiency, productivity and profitability. All of our stores utilize pharmacy systems to facilitate filling prescriptions, analyze drug interactions and adjudicate third-party claims, which allows our pharmacists to fill prescriptions accurately and efficiently with reduced risk of error or adverse drug interaction. We route some of the prescriptions that we receive to our central prescription fill centers, which provide increased productivity and reduced prescription fill costs. We have also installed advanced pill-dispensing robotics in many of our high-volume pharmacies. The fill centers and robotic technology enable our pharmacists to spend more time with customers while maintaining high quality customer service standards.

Our stores also utilize computer-assisted ordering and replenishment systems for certain goods that track sales and merchandise on hand and plan orders as necessary, and point-of-sale systems that facilitate customer check-out and allow us to process a high volume of transactions efficiently. We also have digital photo technology systems in over 85% of our stores.

We are making extensive system changes as part of our efforts to upgrade our supply chain. We have implemented a new distribution management system in our front-end California distribution centers, a new retail merchandise system in all of our stores and new procurement and allocation systems that are more tightly integrated with one another than the systems they replaced. In fiscal 2007 we also began installing a new system for store ordering, receiving and inventory management, which as of January 25, 2007 was in place at 281 stores, or over half of our chain. We expect to complete the installation of this system in our remaining stores by the end of fiscal 2008.

Mail Order

We provide prescription drug mail order services to retail drug store and pharmacy benefit management customers. We continue to develop our mail order capabilities to complement our in-store pharmacies as well as our pharmacy benefit services offerings.

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

Trademarks

We hold various trademarks, trade names (including, but not limited to, Longs, Longs Drugs, Longs Pharmacy, E-fills, RxAmerica and our various private label brands) and business licenses that are essential to the operation of our business. These trademarks and licenses have varying terms and are generally renewable indefinitely.

Employees

As of January 25, 2007, we had approximately 21,900 employees, of which approximately 55% were part-time. We hire additional temporary employees as needed, especially during peak seasons. Most of our employees are non-union, and we believe that our relationship with our employees is good.

Regulation

Our pharmacies and pharmacists are licensed by their respective state boards of pharmacy. Our pharmacies and distribution centers are also subject to the regulations of the Federal Drug Enforcement Administration. Applicable licensing and registration requirements necessitate our compliance with various state statutes, rules and regulations. We are also subject to numerous federal and state laws and regulations concerning the protection of confidential patient medical records and information, including the federal Health Insurance Portability and Accountability Act (“HIPAA”).

As a provider of Medicare prescription drug plan benefits, RxAmerica is subject to various federal regulations promulgated by the Center for Medicare and Medicaid Services under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. In the future we may also be subject to various state insurance laws and regulations in connection with our prescription drug plan business.

As a publicly traded corporation, we are subject to numerous federal securities laws and regulations, including the Securities Act of 1933 and the Securities Exchange Act of 1934, and related rules and regulations promulgated by the SEC, and the Sarbanes-Oxley Act of 2002. These laws and regulations impose significant requirements in the areas of accounting and financial reporting, corporate governance and insider trading, among others.

Competition

The retail drug store industry is highly competitive. We face intense competition with local, regional and national retailers, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers, many of which are aggressively expanding in markets we serve. In addition, competition from mail-order pharmacies is rapidly intensifying, and some third-party health plans require mail order fulfillment of certain medications. We compete on the basis of inclusion of our pharmacies in third-party health plan networks, quality of pharmacy services, price, front-end merchandise quality, product mix, convenience and customer service. We believe the retail drug store industry will remain highly competitive due to continued consolidation and new store openings.

In the pharmacy benefit services industry, our competitors include large national and regional pharmacy benefit managers and insurance companies and managed care providers, some of which are owned by or have affiliations with our retail drug store competitors. We compete on the basis of our ability to facilitate the management of prescription drug costs for our customers and to provide low cost, high quality care for their members, as well as our experience in supporting managed state and other government programs.

Concentrations

All of our revenues are generated within the United States. We do not derive revenues from operations in foreign countries or exports. No single customer accounts for 10% or more of our total revenues. We do not believe that the loss of any one customer or group of customers under common control would have a material effect on our business.

Over 90% of our pharmacy sales are covered by third-party health plans. Medicare and Medicaid together represented approximately 20% of our fiscal 2007 pharmacy sales. Any significant loss of third-party business, including Medicare and Medicaid, could have a material adverse effect on our revenues and profitability.

We purchase over 90% of our pharmaceuticals from a single supplier, AmerisourceBergen Drug Corporation (“AmerisourceBergen”), with whom we have a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen could have a material adverse effect on us.

Our pharmacy benefit services segment offers prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These plans are subject to annual bidding and regulatory approval, and the majority of our enrollees are “dual-eligible” (qualified for both Medicare and Medicaid) who are automatically assigned to providers based on the outcome of the annual bidding process. If there are changes in legislative, regulatory or competitive conditions, or if we were to lose our contract with the Centers for Medicare and Medicaid Services (“CMS”), our ability to continue to offer prescription drug plans or to generate profitable prescription drug plan revenues could be adversely affected.

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

The profitability of our Medicare prescription drug plan business is also seasonal, peaking in the second half of our fiscal year based on our expected claims experience and other factors.

Item 1A. Risk Factors.

A description of the risk factors associated with our business is set forth below. The risks and uncertainties described below are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies. Additional risks and uncertainties not presently known to us, or risks we currently consider immaterial, could also affect our business.

If we are unable to successfully execute our strategic initiatives and business development efforts and the related organizational changes, our future productivity and profitability may be adversely affected.

We are currently undertaking a series of strategic initiatives and business development efforts designed to make Longs a stronger competitor and more profitable company. These initiatives and efforts address several core elements of our operations, including our supply chain, front-end sales, pharmacy profitability, prescription drug plan business, customer service and operational processes, and involve significant organizational change. Such organizational changes are complex and could cause disruptions that could adversely affect our revenues and profitability. Our ability to successfully implement these changes, which are significant to our operations and business, is critical to our future profitability. If we are not successful, we may not achieve the expected benefits from these initiatives and efforts, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets.

If our efforts to increase self-distribution are not successful, our retail drug store sales and profitability could be adversely affected.

We completed construction of an 800,000 square foot distribution facility for front-end merchandise in Patterson, California, during the second quarter of fiscal 2007. We have substantially completed the transition of existing distribution operations to the new facility and have also begun to increase self-distribution of front-end merchandise through the Patterson facility. If we are unable to successfully transition hundreds of additional front-end vendors to direct supplier relationships, our supply chain could experience significant disruptions. Such disruptions could adversely affect our retail drug store sales and increase our cost of sales and operating and administrative expenses.

If our prescription drug plans do not generate the anticipated revenues or profitability, our financial results could be adversely affected.

Effective January 1, 2006, through our pharmacy benefit management subsidiary, we began offering prescription drug plans that provide prescription drug benefits under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Because this is a new federally subsidized benefit, it is difficult to predict the revenues and profitability of this new business and the timing of the cash flows related to the new business. If the revenues we generate from providing these benefits are not sufficient to cover the related prescription drug costs, our profitability will be adversely affected. The Federal Centers for Medicare and Medicaid Services, or CMS, are reviewing enrollment between and among Medicare prescription drug plans and state sponsored plans and expect to complete a final reconciliation of benefits and premiums for 2006 in the fall of 2007. If the outcome of this reconciliation process is significantly different than our current estimates, our financial results for this business could be adversely affected. Furthermore, these plans are subject to annual bidding and regulatory approval and the majority of our enrollees are “dual-eligible’ (qualified for both Medicare and Medicaid coverage) who are automatically assigned to providers based on the outcome of the annual bidding process. If there are changes in legislative, regulatory or competitive conditions, or if we were to lose our contract with CMS, our ability to continue to offer prescription drug plans or to generate profitable prescription drug plan revenues could be adversely affected.

If RxAmerica does not become fully licensed as a risk bearing entity, our ability to offer prescription drug plans will be adversely affected.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires prescription drug plan sponsors to be licensed under state law as a risk-bearing entity, such as an insurer or health maintenance organization, eligible to offer health insurance or health benefits coverage in each state in which the applicant offers a prescription drug plan. RxAmerica has submitted applications to become a risk bearing entity in all 50 states and submitted applications for single state waivers to CMS on the basis of having submitted substantially complete licensing applications in all states. These waivers, however, are for a limited duration and generally expire within 36 months following submission. We have been evaluating alternatives for full licensure of RxAmerica, including potentially acquiring a “shell” insurance company. Our ability to offer prescription drug plans in the future may be adversely affected if RxAmerica is not fully licensed as a risk-bearing entity in a timely manner, including prior to submitting bids to CMS for 2008. Furthermore, while many state insurance laws are well-established, CMS continues to provide new guidance in an attempt to assist sponsors and state regulators in determining the appropriate applicability of state insurance laws in the context of the prescription drug plans. Uncertainty as to the applicability of state and federal laws could have an impact on RxAmerica’s ability to successfully offer products and services under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Changes in economic conditions could adversely affect consumer buying practices and reduce our revenues and profitability.

Our performance is affected by economic conditions such as overall economic growth and unemployment, especially in California, our primary market. Higher gasoline prices have also had a significant impact on consumer spending in our markets. Deterioration in economic conditions, particularly in California, could adversely affect our revenues and profitability. For example, an increase in unemployment could cause consumers to lose their health insurance, which could in turn adversely affect our pharmacy sales. Further, a decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end sales or profitability.

The retail drug store and pharmacy benefit services industries are highly competitive and further increases in competition could adversely affect us.

We face intense competition with local, regional and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers, many of which are aggressively expanding in markets we serve. In addition, competition from mail order pharmacies is rapidly intensifying, and some third-party health plans require mail order fulfillment of certain medications. In the pharmacy benefit services industry, our competitors include large national and regional pharmacy benefit managers and insurance companies and managed care providers, some of which are owned by or have affiliations with our retail drug store competitors. Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do. Some of these competitors may offer our key products, including prescription drugs, at prices below or near cost in order to gain market share and increase sales of other products they offer. The nature and extent of consolidation in the retail drug store and pharmacy benefit services industries could also affect our competitive position. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reduce prices, purchase more effectively and increase customer service to remain competitive. We may not be able to continue to compete effectively in our markets or increase our revenues or margins in response to further increased competition.

Reductions in third-party, including government, reimbursement levels for prescription drugs continue to reduce our gross margins on pharmacy sales and could have a significant effect on our retail drug store sales and gross profits.

Third-party health plans cover more than 90% of all the prescription drugs that we sell. Pharmacy sales covered by third parties have lower gross margins than non-third-party pharmacy sales, and third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, government-sponsored health plans such as Medicare and Medicaid are making continuing efforts to reduce their costs, including prescription drug reimbursements, and the new Medicare prescription drug benefit resulted in lower reimbursement levels for prescription drugs provided to Medicare participants. If third-party health plans, including government-sponsored plans, continue to reduce their reimbursement levels, our retail drug store sales and gross profits could be significantly adversely affected.

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts in the prescription drug industry, including our contracts with third-party payors and pharmacy benefit management clients, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”). Recent events have raised uncertainties as to whether third-party payors, prescription benefit management providers and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in a proposed settlement, First Databank (“FDB”), one of the companies that reports data on prescription drug prices, has agreed to reduce the reported AWP of certain drugs and to stop reporting AWPs within two years. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes. In addition, other benchmarks such as average manufacturer price (“AMP”) have been proposed. Whatever the outcome of the FDB settlement, we believe that third-party payors and prescription benefit management providers, will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

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

If the net costs associated with our planned store closures are substantially higher than anticipated, our results of operations and cash flows could be adversely affected.

In February 2007, our board of directors approved a plan to dispose of 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. As a result of these closures, we will incur costs associated with exiting the store locations, terminating leases or sub-leasing properties, and providing severance and related benefits to affected employees. These costs will be partially offset by proceeds from the disposition of owned properties and pharmacy customer lists. We currently estimate that the total pre-tax net costs associated with these closures will be approximately $16 million to $22 million. Actual costs will depend on the manner and timing of disposition of the related assets and the proceeds we are able to receive for such assets, and could vary materially from our estimates. If such costs are substantially higher than anticipated, we could incur significant additional costs and our earnings and cash flows could be adversely affected.

If our insurance-related costs increase significantly, our financial position and results of operations could be adversely affected.

The costs of many types of insurance and self-insurance, especially workers’ compensation, employee health care and others, have been highly volatile in recent years. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. The State of California is also considering further changes to the state’s workers’ compensation laws that, if enacted, could adversely affect workers’ compensation costs in the state. If our insurance-related costs increase significantly, our financial position and results of operations could be adversely affected.

We are substantially dependent on a single supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material adverse effect on our business.

We purchase over 90% of our pharmaceuticals from a single supplier, AmerisourceBergen, with whom we have a long-term supply contract. Any significant disruptions in our relationship with AmerisourceBergen, deterioration in AmerisourceBergen’s financial condition, or industry-wide changes in wholesaler business practices, including those of AmerisourceBergen, could have a material adverse effect on us. There can be no assurance that we would be able to find a replacement supplier on a timely basis or that such supplier would be able to fulfill our demands on similar terms, which would have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our retail drug store and pharmacy benefit services businesses are subject to numerous federal, state and local regulations, many of which are new and developing. These include, but are not limited to, local registrations and regulation of pharmacies in the states where our pharmacies are located or licensed, Medicare and Medicaid regulations applicable to our retail pharmacy and pharmacy benefit services businesses, and the requirements of the Health Insurance Portability and Accountability Act, or HIPAA, regarding the protection of confidential patient medical records and other information. In the future we may also be subject to various state insurance laws and regulations in connection with our prescription drug plan business. Failure to adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties. Furthermore, any new federal or state regulations or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

Should a product liability issue arise, inadequate insurance coverage against such risks or inability to maintain such insurance may result in a material adverse effect on our business.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, including with respect to improper filling of prescriptions, labeling of prescriptions and adequacy of warnings, and are significantly dependent upon suppliers to provide safe, government-approved and non-counterfeit products. In addition, products that we sell, including our private label products, could become subject to contamination, product tampering, mislabeling or other damage. Should a product liability issue arise, the coverage limits under our insurance programs may not be adequate to protect us against future claims. In addition, we may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability issue could have an adverse effect on our business, financial condition or results of operations. Any lost confidence on the part of our customers would be difficult and costly to reestablish.

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

The availability of pharmacy drugs is subject to governmental regulations.

The continued conversion of various prescription drugs to over-the-counter medications may reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected.

We are subject to certain legal proceedings that may adversely affect our financial condition and results of operation.

We are involved in a number of legal proceedings, which include consumer, employment and other litigation. Certain of these legal proceedings, if decided adversely to us or settled by us, may result in liability material to our financial condition and results of operations. We discuss certain legal proceedings to which we are a party in greater detail under the caption “Item 3. Legal Proceedings.”

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Stores

	Fiscal Year
	2007	2006	2005
Number of stores, beginning of period	476	472	470
Stores opened	16	5	4
Stores acquired	21	—	—
Stores closed	(4)	(1)	(2)

Number of stores, end of period	509	476	472

Stores relocated	7	0	2
Stores remodeled	40	41	40

We plan to open or relocate approximately 25 to 30 stores and remodel 40 additional stores in fiscal 2008 and close the 31 stores announced on February 28, 2007.

Our stores are located in the following states:

	January 25, 2007	January 26, 2006	January 27, 2005
California	437	402	397
Hawaii	32	31	31
Nevada	17	17	17
Washington	12	15	16
Colorado	9	9	9
Oregon	2	2	2

Total	509	476	472

In February 2007 our board of directors approved a plan to dispose of 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and 8 stores in California.

Our stores vary in size, with the majority ranging from 15,000 to 30,000 square feet. Our traditional retail stores average approximately 23,000 square feet in size, of which approximately 16,000 square feet is devoted to selling space. During fiscal 2007, we purchased 21 retail pharmacies from Network Pharmaceuticals, Inc. (“Network”). The Network pharmacies are located close to the point of care (such as hospitals, clinics, and medical office buildings), and are much smaller than our traditional retail stores with an average of approximately 1,100 square feet, substantially all of which is devoted to selling space.

We lease 60% of our stores from third parties. Of the remaining stores, 29% are company-owned buildings on company-owned land, and 11% are company-owned buildings on leased land.

Distribution Centers

We operate the following distribution centers:

Location	Leased/ Owned	Square Feet
Patterson, California (front-end merchandise)	Owned	800,000
Ontario, California (front-end merchandise)	Owned	353,000
Ontario, California (pharmaceutical inventories)	Leased	36,000
Honolulu, Hawaii (front-end merchandise)	Owned	48,000

We also lease supplemental warehouse space as needed, especially during our high-volume seasonal periods.

Other Properties

We have two principal company-owned corporate office facilities in California, with a total of 142,000 square feet, and we lease an additional 61,000 square feet of office space, also in California. We also own a 26,000 square foot office facility and lease an additional 41,000 square feet of office space in Salt Lake City, Utah, for our pharmacy benefit services segment. In addition, we lease an 11,000 square foot office facility in Las Vegas, Nevada, for our mail order call center operations. Our remaining properties are not material, either individually or in the aggregate.

Item 3. Legal Proceedings.

Rankin v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, San Diego County, in October 2004, and was subsequently certified as a class action. The lawsuit alleges that our employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for himself and all similarly situated individuals who applied for employment with us during the class period. No trial date has been set. We are vigorously defending this litigation. The financial impact to us, if any, cannot be predicted at this time.

During the third quarter of fiscal 2007, we completed a self-audit of certain of our California drug stores located in three counties that was initiated at the request of the State of California Department of Industrial Relations (“DIR”). The audit related to compliance with California law relating to meal period requirements. We paid compensatory payments resulting from this audit, which were not material to our financial results, during the fourth quarter of fiscal 2007. The DIR has also requested that we conduct an audit related to meal period compliance for all of our California drug stores. The financial impact to Longs of additional payments required as a result of the additional audit, if any, cannot be determined at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market for our common stock, which is traded under the symbol “LDG.” Our transfer agent is Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, MN 55164-0854. There were approximately 2,032 stockholders of record as of February 22, 2007.

Quarterly high and low sale prices for our common stock, based on the New York Stock Exchange composite transactions, are shown below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
	Low	High	Low	High	Low	High	Low	High	Low	High
Fiscal 2007	$34.00	$48.55	$39.75	$48.50	$38.76	$48.53	$40.40	$47.05	$34.00	$48.55
Fiscal 2006	$25.60	$37.20	$35.56	$46.50	$39.58	$44.25	$33.52	$45.13	$25.60	$46.50

Quarterly dividends per share are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2007	$0.14	$0.14	$0.14	$0.14	$0.56
Fiscal 2006	$0.14	$0.14	$0.14	$0.14	$0.56

In May 2005, our Board of Directors authorized the repurchase of shares of our common stock for total consideration up to $150.0 million through May 2008. As of January 25, 2007, we have repurchased 1.7 million shares for a total of $74.0 million under this program, and we are authorized to repurchase additional shares of our common stock for a maximum additional expenditure of $76.0 million. There were no repurchases of our common stock during the fourth quarter of fiscal 2007.

The following graph shows a comparison of the five-year cumulative total return for our common stock, the Russell 2000 Index and the Russell 2000 Consumer Staples Index, each of which assumes an initial value of $100 and reinvestment of dividends. The Russell 2000 Index consists of the smallest 2,000 companies in the Russell 3000 Index in terms of market capitalization. The Russell 2000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered non-discretionary items based on consumer purchasing habits, and our common stock is included in this index. The past performance of our common stock is not an indication of future performance. This stock performance graph information is not “soliciting material” and shall not be deemed filed with the SEC and is not to be incorporated by reference into our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this annual report and irrespective of any general incorporation language therein.

	Jan-02	Jan-03	Jan-04	Jan-05	Jan-06	Jan-07
Longs Drug Stores Corporation	100.00	97.23	104.57	126.60	170.04	212.40
Russell 2000	100.00	78.13	123.46	134.17	159.51	176.17
Russell 2000 Consumer Staples	100.00	82.66	110.44	120.27	128.80	172.89

*	Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in LDG common stock, Russell 2000, and Russell 2000—Consumer Staples.

Item 6. Selected Financial Data.

	Fiscal Year (1)
	2007 (52 weeks)	2006 (2) (52 weeks)	2005 (2) (52 weeks)	2004 (52 weeks)	2003 (52 weeks)
Statement of Consolidated Income data:	Dollars in thousands except per share data
Revenues:
Retail drug store sales	$4,776,696	$4,616,846	$4,575,051	$4,499,094	$4,402,964
Pharmacy benefit services revenues (3)	320,356	53,457	32,822	27,430	23,309

Total revenues	5,097,052	4,670,303	4,607,873	4,526,524	4,426,273
Costs and expenses:
Cost of retail drug store sales	3,580,301	3,430,967	3,421,388	3,382,103	3,289,426
Perscription drug plan benefit costs (3)	229,179	12,232	—	—	—
Operating and administrative expenses (4)	1,070,389	1,026,054	1,018,260	1,000,994	990,209
Depreciation and amortization	86,465	83,539	85,025	83,595	77,736
Gain on sale of distribution center	—	(11,049)	—	—	—
Provision for store closures and asset impairments, net	8,363	2,397	1,356	7,438	10,754
Legal settlements and other disputes, net	(930)	—	10,773	(7,007)	469

Operating income	123,285	126,163	71,071	59,401	57,679
Interest expense, net	6,846	7,857	13,354	13,379	13,035
Income taxes	41,978	44,419	20,809	16,258	13,317

Income before cummulative effect of accounting changes	74,461	73,887	36,908	29,764	31,327

Cumulative effect of accounting change, net of income tax benefit of $16,410 (5)	—	—	—	—	(24,625)

Net income	$74,461	$73,887	$36,908	$29,764	$6,702

Per common share data:
Basic earnings per common share:
Income before cumulative effect of accounting change	$2.00	$1.98	$0.99	$0.80	$0.83
Net income	2.00	1.98	0.99	0.80	0.18
Diluted earnings per common share:
Income before cumulative effect of accounting change	1.95	1.93	0.98	0.79	0.82
Net income	1.95	1.93	0.98	0.79	0.18
Dividends per common share	$0.56	$0.56	$0.56	$0.56	$0.56

Consolidated Balance Sheet and Cash Flows data:
Total assets	$1,687,668	$1,495,329	$1,413,095	$1,442,112	$1,352,071
Long-term debt	118,091	59,818	145,688	114,558	181,429
Deferred income taxes and other long-term liabilities	103,459	80,469	69,770	50,695	34,074
Stockholders’ equity	815,557	762,589	721,845	713,921	716,470
Operating cash flows	182,968	202,301	181,638	122,139	43,241
Capital expenditures and acquisitions	167,687	105,492	91,479	113,999	93,944

Operating statistics:
Number of stores at year end	509	476	472	470	455
Same-store sales growth (decline) (6) (52-week basis)	2.0%	0.6%	0.6%	(0.2)%	2.8%
Selling square footage at year end (thousands)	7,819	7,717	7,694	7,657	7,476
Average drug store sales per selling square foot (52-week basis)	$615	$592	$594	$601	$594
Number of employees at year end	21,900	21,800	22,000	22,900	22,200

(1)	We operate on a 52/53-week fiscal year ending on the last Thursday in January.

(2)	Fiscal 2006 and 2005 results have been adjusted to reflect the retrospective adoption of FSP FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, as discussed in Note 2 to our consolidated financial statements.

(3)	Beginning January 1, 2006, through our pharmacy benefit services segment, we began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(4)	Fiscal 2007 operating expenses include $4.6 million of additional stock compensation expenses as a result of the adoption of SFAS No. 123R, Share Based Payment, as discussed in Note 1 to our consolidated financial statements.

(5)	Upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, in fiscal 2003, we recognized a transitional goodwill impairment charge of $41.0 million ($24.6 million or $0.64 per diluted share after tax), as the cumulative effect of a change in accounting principle.

(6)	Same-store sales statistics serve as a measure of our sales growth excluding the effect of opening new stores or closing stores. We compute same-store sales growth on a monthly basis, by comparing sales in the current fiscal month with those of the same fiscal month of the previous fiscal year for those stores that have been open for at least 13 complete consecutive fiscal months. Relocated stores are not included in same-store sales until the new location has been open for at least 13 complete consecutive fiscal months. This computation has the effect of measuring sales increases or decreases each month only for those stores that were open during all of the same month of the previous fiscal year. We compute quarterly and annual same-store sales growth by accumulating the monthly same-store sales results for those quarterly and annual periods.

In February, 2007, we announced plans to close 31 stores, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. Beginning in the first quarter of fiscal 2008, the results of operations associated with the 23 stores in Colorado, Oregon and Washington are classified as discontinued operations and excluded from both total sales from continuing operations and same-store sales. Beginning in the first quarter of fiscal 2008, sales for the eight California stores will be included in total sales from continuing operations but excluded from same-store sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and the related notes. This discussion contains forward-looking statements relating to, among other things, the matters set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion, under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Form 10-K.

OVERVIEW

Longs executed several complex initiatives during fiscal 2007 while continuing our efforts to build a foundation for continued growth in an increasingly changing environment. We have achieved significant financial growth in our pharmacy benefit services segment and also successfully opened a new retail distribution center and accelerated our store expansion while managing through the impact of lower Medicare reimbursements on our pharmacy profitability.

At the end fiscal 2006 we began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, through our wholly-owned pharmacy benefit services subsidiary, RxAmerica, and fiscal 2007 is our first full year of results for this new business. RxAmerica has contracted with the federal Centers for Medicare and Medicaid Services (“CMS”) to be a prescription drug plan sponsor, now providing coverage to approximately 220,000 participants in all 50 states and the District of Columbia. We participate in the Medicare drug benefit program through both RxAmerica and our retail drug store pharmacies. The impact of this new benefit created a significant shift in our pharmacies sales mix from commercial and state plans to the Medicare drug plans which have lower gross margins. RxAmerica has extensive experience in managed state plans and a good reputation for reducing health care costs. Our new prescription drug plan business more than offset the negative impact that lower Medicare reimbursement has had on our retail drug store margins.

We opened our new 800,000 square foot distribution center in Patterson, California during fiscal 2007, and are currently self-distributing approximately 65% of our front-end merchandise on the mainland. Our goal is to self-distribute 80% of our mainland front-end merchandise by the end of fiscal 2008.

Our accelerated expansion during fiscal 2007 resulted in a net addition of 33 stores. We opened 16 new stores, relocated 7 stores and closed 4 stores. We also purchased 21 retail pharmacies, one closed door pharmacy and one wholesale pharmacy, all located in Southern California, from Network Pharmaceuticals, Inc. (“Network”). The Network pharmacies are traditionally located close to the point of care (such as hospitals, clinics, and medical office buildings), and are much smaller than our traditional retail stores with an average of approximately 1,100 square feet. We recently announced our agreement to purchase four stores from PharMerica, Inc., a subsidiary of AmerisourceBergen Corporation, that are similar in size. Our future expansion plans incorporate a mix of smaller pharmacies as well as our traditionally larger full service retail drug stores.

As our operations have improved, we have regularly re-evaluated our existing store base in relation to our market position and future expansion plans. As a result of our review, in February 2007 we announced our plan to close or sell 31 stores, including all 23 of our stores in Washington, Oregon and Colorado, and 8 stores in California, during fiscal 2008. Most of the 31 stores are located in markets we entered in the 1980’s and 1990’s that remain underdeveloped. Sufficiently developing our presence in these markets would require significant investment that we believe should be directed toward markets that offer greater opportunities for more satisfactory returns.

We have continued to work on the broad categories of strategic initiatives established more than four years ago to make Longs a stronger competitor and more profitable company: supply chain, front-end sales, pharmacy profitability, customer service, operational processes and pharmacy benefit services. To date we have made progress in several areas to support these initiatives:

•

We are working to improve our pharmacy profitability in response to significant structural changes in the pharmacy industry, including continued lower reimbursements by third-party plans, including government plans. Our efforts include increased prescription volume growth and generic utilization, increased utilization of technology, training, and better managing workflow processes to improve efficiencies.

•

We have invested in central prescription fulfillment centers and pharmacy technology, which result in improved customer service and shorter pharmacy wait times. We have also developed a professional services center and expanded our call center to provide support for clinical management, specialty pharmacy, third-party and store services. Our proactive compliance and persistence programs have the goal of reducing the emergence of medical complications while increasing our patients’ prospects for improved health.

•

Over the last four years we have improved the profitability of our front-end sales by rationalizing our merchandising and shifting our merchandise mix toward our core categories of health, wellness, beauty and convenience.

•

We have made significant improvements in technology in our supply chain and our stores. As part of our supply chain upgrade, we have installed a new distribution management system in our front-end California distribution centers, a new retail merchandise system in all of our stores, and new procurement and allocation systems that are more tightly integrated with one another than the systems they replaced. We began installing a new system for store ordering, receiving and inventory management in fiscal 2007 that is now installed in 281 of our drug stores, or over half of our drug store chain, and we plan to complete the installation in our mainland stores by the end of fiscal 2008.

•

We have improved store productivity and efficiency through our new supply chain systems and increased self-distribution. We plan to pursue further improvements in inventory management and in-stock position. We plan to begin the installation of a labor scheduling and forecasting system in our stores in fiscal 2008, with completion of this installation in all stores planned by the end of fiscal 2009. We also have increased the number of training hours for our store managers.

•

We remodeled 40 additional stores during fiscal 2007, bringing the total number of stores with our new look to 181 drug stores, or more than one third of our drug store chain. We plan to remodel up to an additional 40 stores in fiscal 2008. Our goal is to have the new look in 50% of our full-service retail drug stores by the end of fiscal 2008.

•

We have taken actions to improve the cash flow performance of underperforming stores, or to close stores where appropriate. We are also focusing on the performance of our new, relocated and remodeled stores with the goal of achieving our expected returns faster.

•

We have achieved significant growth in RxAmerica, our pharmacy benefit services subsidiary, which began offering prescription drug plans for Medicare beneficiaries effective January 1, 2006. Our new prescription drug plan business has more than offset the negative impact that lower Medicare reimbursements has had on our retail drug store margins. RxAmerica’s pharmacy benefit management business has also continued to grow.

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

RESULTS OF OPERATIONS

Revenues

	Fiscal Year
	2007	2006	2005
	Dollars in Thousands
Retail drug store sales:
Pharmacy sales	$2,408,849	$2,245,296	$2,168,049
Front-end sales	2,367,847	2,371,550	2,407,002

Total	$4,776,696	$4,616,846	$4,575,051

Pharmacy benefit services revenues:
Pharmacy benefit management revenues	$39,637	$37,256	$32,822
Prescription drug plan revenues	280,719	16,201	—

Total	$320,356	$53,457	$32,822

Total revenues	$5,097,052	$4,670,303	$4,607,873

Retail drug store sales:
Total sales growth over previous year	3.5%	0.9%	1.7%
Same-store sales growth	2.0%	0.6%	0.6%
Pharmacy sales growth	7.3%	3.6%	4.1%
Same-store pharmacy sales growth	5.1%	3.2%	2.7%
Pharmacy as a % of total retail drug store sales	50.4%	48.6%	47.4%
% of pharmacy sales covered by third party health plans	94.4%	92.6%	91.9%
Front-end sales growth (decline)	(0.2)%	(1.5)%	0.4%
Same-store front-end sales decline	(0.9)%	(1.7)%	(1.3)%
Front-end as a % of total retail drug store sales	49.6%	51.4%	52.6%

Pharmacy benefit services revenues:
Pharmacy benefit management revenue growth over previous year	6.4%	13.5%	19.7%

Fiscal 2007 versus Fiscal 2006

Total revenues increased 9.1% in fiscal 2007 over fiscal 2006. Retail drug store sales were $4.78 billion, an increase of 3.5% over fiscal 2006, with same-store sales increasing 2.0%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $320.4 million, compared to $53.5 million in fiscal 2006, primarily due to an increase of $264.5 million related to the prescription drug plans we began offering on January 1, 2006 under Medicare Part D.

Retail Drug Store Sales

Pharmacy sales increased 7.3% in fiscal 2007 over fiscal 2006, with same-store pharmacy sales increasing 5.1%. The increase in same-store pharmacy sales was primarily due to continued increases in average retail prescription prices, in addition to higher prescription volumes. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced, high-volume generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 2.2 percentage points. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

The increase in our same-store prescription volumes was primarily due to the new Medicare drug benefit and the success of our pharmacy marketing initiatives. These increases were partially offset by a weaker cold and flu season on the West Coast in fiscal 2007 compared to fiscal 2006. We expect that several favorable industry trends will positively impact our prescription volumes over the long term. These trends include an aging U.S. population consuming a greater number of prescription drugs, the growing use of prescription drugs as preventive therapy by healthcare providers and the introduction of new drugs. Factors that could offset these favorable trends include increasing competition, including the growth of mail order pharmacies, and rising prescription drug costs, which could cause consumers to reduce their purchases of prescription drugs or third-party health plans to reduce their coverage of prescription drug costs for their members.

Pharmacy sales were 50.4% of total drug store sales in fiscal 2007, compared to 48.6% in fiscal 2006. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 94.4% of our pharmacy sales in fiscal 2007, compared to 92.6% in fiscal 2006. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans, including the new Medicare prescription drug plans.

Front-end sales decreased 0.2% in fiscal 2007 from fiscal 2006, with same-store front-end sales decreasing 0.9%. The decline in same-store front-end sales was primarily due to lower sales in our non-core categories and a continued industry-wide decline in photo processing sales due to consumers’ continued migration to digital photography technology.

Our performance is affected by economic conditions such as overall economic growth and unemployment, especially in California, our primary market. Higher gasoline prices have also had a significant impact on consumer spending in our markets. We expect these factors to continue to affect our front-end sales in fiscal 2008.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in fiscal 2007 was primarily due to an increase of $264.5 million related to the prescription drug plans we began offering on January 1, 2006 under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Fiscal 2007 represented the first full year of operations for these plans. Our plans cover approximately 220,000 Medicare beneficiaries in 50 states and the District of Columbia as of the end of fiscal 2007.

Revenues under the prescription drug plans include fixed monthly premiums paid by beneficiaries and by the federal Centers for Medicare & Medicaid Services (“CMS”), as well as a CMS risk share component. If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 2.5 percentage points above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk share settlement with CMS subsequent to the end of the plan year. The risk share adjustment, if any, is recorded as an adjustment to premium revenues and accounts receivable or accounts payable.

As a result of the Medicare Part D benefit design, the Company incurs a disproportionate amount of prescription drug plan benefit costs early in the contract year. For example, as of January 1, 2007 the Company is responsible for approximately 67% of a Medicare beneficiary’s drug costs up to $2,400, while the beneficiary is responsible for 100% of their drug costs from $2,400 up to $5,450. The Company is responsible for 15% of a beneficiary’s drug costs above $5,450. As such, the Company incurs a disproportionate amount of benefit costs in the first half of the contract year as compared with the last half of the contract year, when comparatively more members will be incurring claims above the $2,400 coverage levels.

The uneven timing of the Medicare Part D prescription drug plan benefit costs yielded results through fiscal 2007 that would entitle the Company to risk share adjustment payments from CMS. Accordingly, as of the end of fiscal 2007, we recorded a risk share adjustment from CMS in accounts receivable and a corresponding retrospective premium adjustment in premium revenues. This represents the estimated amount receivable from CMS under the risk share contract provisions for calendar 2006, and for January 2007 if the calendar 2007 program were terminated at January 25, 2007.

The Medicare prescription drug benefit also contributed to the 6.4% increase in our pharmacy benefit management revenues in fiscal 2007 over the fiscal 2006, partially as a result of RxAmerica providing pharmacy benefit management services to Medicare Advantage prescription drug plans.

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

Retail Drug Store Sales

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

Front-end sales decreased 1.5% in fiscal 2006 from fiscal 2005, with same-store front-end sales decreasing 1.7%. The decline in same-store front-end sales was primarily due to lower sales in non-core categories as a result of our efforts to shift our merchandise mix toward our core categories of health, wellness, beauty and convenience. A continued industry-wide decline in photo processing sales, due to consumers’ continued migration to digital photography technology, also adversely affected same-store front-end sales in fiscal 2006.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in fiscal 2006 was primarily due to $16.2 million in revenues from three new prescription drug plans offered beginning January 1, 2006 under Medicare Part D.

Gross Profit

	Fiscal Year
	2007	2006	2005
Retail drug store gross profit (thousands)	$1,196,395	$1,185,879	$1,153,663
Retail drug store gross profit margin	25.0%	25.7%	25.2%
LIFO provision (thousands)	$12,750	$4,800	$5,500
Prescription drug plan gross profit (thousands)	$51,540	$3,969	N/A
Prescription drug plan gross profit margin	18.4%	24.5%	N/A

Fiscal 2007 versus Fiscal 2006

Retail Drug Stores

Retail drug store gross profit was 25.0% of retail drug store sales in fiscal 2007, compared to 25.7% in fiscal 2006. The decrease was due to a number of factors including reductions in prescription drug reimbursement levels associated with the new Medicare prescription drug benefit, the pharmacy sales mix shift toward Medicare beneficiaries, the mix of pharmacy and front-end sales and a higher LIFO provision. These increases were partially offset by a more profitable merchandise mix through better buying, lower distribution costs and increased utilization of generic drugs, which generally have higher gross profit margins than name-brand drugs.

Our LIFO provision, which is included in the cost of retail drug store sales, was $12.8 million in fiscal 2007 and $4.8 million in fiscal 2006. The increase was primarily due to higher net inflation compared to last year as well as higher inventories. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix.

We will continue to pursue gross profit improvements through our merchandise focus on core categories, private label brands, supply chain systems and self distribution. We also expect that the utilization of lower-priced, higher-margin generic drugs will continue to increase. We expect that continued efforts by third-party health plans, including Medicare and other government-sponsored plans, to reduce prescription drug reimbursement levels, will at least partially offset these favorable effects on our gross profit percentage.

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

Prescription drug plan gross profit was 18.4% of prescription drug plan revenues in fiscal 2007 compared to 24.5% in 2006. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan benefit costs represent our portion of the cost of prescription drugs purchased by Medicare participants in one of our prescription drug plans. Such costs include benefit payments during the period to pharmacies, and an estimate for benefit costs incurred but not reported as of the end of the period, reduced by associated manufacturer rebates. Our Medicare prescription drug plan business is also seasonal, with profitability peaking in the second half of our fiscal year. Future gross profit margins from these plans are uncertain because this is a relatively new federally subsidized benefit.

Fiscal 2006 versus Fiscal 2005

Retail Drug Stores

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

Our LIFO provision, which is included in the cost of retail drug store sales, was $4.8 million in fiscal 2006 and $5.5 million in fiscal 2005. The decrease was primarily due to lower net inflation.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan gross profit was 24.5% of prescription drug plan revenues in fiscal 2006. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under Medicare Part D.

Operating and Administrative Expenses

	Fiscal Year
	2007	2006	2005
Operating and Administrative Expenses (thousands)	$1,070,389	$1,026,054	$1,018,260
Operating and Administrative Expenses as a Percent of Revenues	21.0%	22.0%	22.1%

Fiscal 2007 versus Fiscal 2006

Operating and administrative expenses were 21.0% of revenues in fiscal 2007, compared to 22.0% in fiscal 2006. The expense rate decreased due to better leverage on higher fiscal 2007 revenues, primarily as a result of our new prescription drug plans. Fiscal 2007 operating expenses included increased expenses related to our new prescription drug plans and increased store expansion activities, including the Network Pharmaceuticals, Inc., asset acquisition, as well as $4.6 million in stock option expense as a result of the adoption of SFAS No, 123R, Share Based Payment and $3.7 million of costs related to the transition to our new Patterson distribution center.

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

Workers’ compensation expenses in fiscal 2006 included a $9.6 million benefit from favorable actuarial adjustments to the company’s self-insured workers’ compensation reserves. This compared to a $4.7 million benefit from favorable actuarial adjustments in fiscal 2005. Workers’ compensation expenses were also favorably impacted by lower current-period claims accruals and more favorable insurance premiums and other costs. Workers’ compensation expenses reflect a significant decline in claims and lower costs per claim, which have resulted from our focus on a safe work environment, combined with recent changes in California’s workers’ compensation laws.

Depreciation and Amortization

Depreciation and amortization expenses were $86.5 million in fiscal 2007 compared to $83.5 million in fiscal 2006 and $85.0 million in fiscal 2005. The fluctuations over the last three fiscal years reflect variations in the timing of capital expenditures for new store investments, remodels and improvements to existing stores, supply chain improvements and technology; as well as the disposal or replacement of older assets, including those in our remodeled stores.

Our depreciation and amortization expenses include accelerated depreciation for assets to be retired before the completion of their originally estimated useful lives, including assets to be removed or replaced in our remodeled stores. The amount of accelerated depreciation expenses related to store remodels varies based on the level and timing of our remodel activities. During fiscal 2007, we remodeled 40 stores compared to 41 stores in fiscal 2006 and 40 stores in fiscal 2005.

Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments in fiscal 2007 included $6.3 million related to the planned disposition of 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California, as approved by our board of directors in February 2007. Most of the 31 stores are located in markets Longs entered in the 1980’s and 1990’s that remain underdeveloped. Sufficiently developing our presence in these markets would require significant investment that we believe should be directed toward markets that offer greater opportunities for more satisfactory returns. We have, therefore, decided to close the stores and market the assets.

The stores located in Washington, Oregon and Colorado constitute “components” as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and will therefore be reported as discontinued operations effective in fiscal 2008. The California stores will continue to be reported within continuing operations.

We expect to incur additional net costs of approximately $16 million to $22 million, including lease-related costs net of sublease income, severance payments and other costs, partially offset by gains on the sale of the related store properties and pharmacy customer lists, during fiscal 2008 as the stores are sold or closed and the related assets are disposed of. Of this total, an estimated $14 million to $18 million relates to the 8 California stores and will therefore be included within continuing operations, and $2 million to $4 million relates to the 23 stores in Washington, Oregon and Colorado, and will, therefore, be included within discontinued operations.

Gain on Sale of Distribution Center

During fiscal 2006, we entered into a sale-leaseback transaction for our Northern California front-end distribution center located in Lathrop, California, for net proceeds of $21.5 million and a resulting net gain of $11.0 million. We vacated the Lathrop facility during the fourth quarter of fiscal 2007 when our newly constructed distribution center in Patterson, California, became fully operational.

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

Net Interest Expense

Net interest expense was $6.8 million in fiscal 2007, $7.9 million in fiscal 2006 and $13.4 million in fiscal 2005. The decrease in fiscal 2007 net interest expense was due to higher interest income on increased available cash during the first half of the year partially offset by higher average borrowings.

Income Taxes

Our effective income tax rate varies based on the level of our pre-tax income and the amount and timing of certain tax deductions and credits. Our effective income tax rates were 36.1% in fiscal 2007, 37.5% in fiscal 2006, and 36.1% in fiscal 2005. We expect that our effective income tax rate will be approximately 38% in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

On January 30, 2007, we amended our secured $325 million revolving line of credit agreement with a syndication of banks. The amended agreement expires in January 2012 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of January 25, 2007, borrowings of $65.0 million, with a weighted average interest rate of 6.57%, were outstanding on our secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The amended agreement also includes an option to further increase the credit facility’s borrowing and letter-of-credit capacity to $400 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. Letters of credit totaling $35.8 million were outstanding under the agreement as of January 25, 2007. We pay a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit ($224.2 million as of January 25, 2007).

Additionally, as of January 25, 2007 we had $59.8 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 6.19% to 6.71%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $6.7 million as of January 25, 2007 constitute regularly scheduled principal payments due in fiscal 2008.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could adversely affect our ability to manage our cash requirements, and could result in higher interest costs and potentially accelerated repayment requirements. As of January 25, 2007, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $183.0 million in fiscal 2007, compared to $202.3 million in fiscal 2006 and $181.6 million in fiscal 2005. The decrease in our operating cash flows in fiscal 2007 from fiscal 2006 was primarily due to changes in operating assets and liabilities, partially offset by increased net income after adjustments for non-cash items including the provision for store closures and asset impairments, stock-based compensation expenses and the fiscal 2006 gain on the sale of our distribution center. The increase in our operating cash flows in fiscal 2006 over fiscal 2005 was primarily due to improved operating performance, as reflected by increased net income after adjustments for the non-cash gain on the sale of our distribution center and non-cash stock-based compensation expenses.

Net changes in assets and liabilities and deferred taxes decreased our operating cash flows in fiscal 2007 by $12.5 million. Accounts receivable (excluding receivables for claims payments covered by CMS which are included in financing cash flows) increased $64.1 million primarily due to increased pharmacy benefit services receivables related to our new prescription drug plans, in addition to higher pharmacy sales. Merchandise inventories increased $26.4 million primarily due to increased self-distribution of front-end merchandise associated with the opening of our new distribution center in Patterson, California, and new store growth. Current and other liabilities increased $94.1 million primarily as a result of increased pharmacy benefit services payables related to our new prescription drug plans. The change in current liabilities and deferred taxes also includes cash payments for income taxes of $58.5 million during fiscal 2007, up $37.0 million from fiscal 2006 due to increased taxable income and the effects of tax planning and optimization projects that increased certain tax deductions in previous years.

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

Net changes in assets and liabilities and deferred taxes accounted for $50.1 million of our operating cash flows in fiscal 2005. Merchandise inventories decreased $43.8 million as a result of improved inventory management in our stores and distribution centers. Current and other liabilities decreased $14.7 million primarily as a result of lower merchandise inventory levels, partially offset by increased accruals for workers’ compensation and employee compensation and benefits. Pharmacy and other receivables decreased $5.6 million, primarily due to the timing of payments from pharmacy benefit services customers; lease-related receivables; third-party health plans; and vendors, for amounts associated with our contractual purchase arrangements. Fiscal 2005 operating cash flows also reflect the reclassification of certain income tax amounts from taxes payable to deferred income taxes as a result of the acceleration of certain income tax deductions resulting from tax planning and optimization efforts.

Investing Cash Flows

Net cash used in investing activities was $166.0 million in fiscal 2007 compared to $77.7 million in fiscal 2006 and $84.5 million in fiscal 2005. The increase in fiscal 2007 over fiscal 2006 was primarily due to expenditures for the construction of our new front-end distribution center in Patterson, California, as well as increased new store construction activity. In addition, during the second quarter of fiscal 2007 we purchased the assets of Network Pharmaceuticals, Inc. including 21 retail pharmacies, one wholesale pharmacy and one closed door pharmacy for approximately $12.8 million. During the first quarter of fiscal 2007, we also purchased AmerisourceBergen’s 50% interest in a joint venture through which we and AmerisourceBergen operated a central prescription fill center for approximately $3.8 million. In addition to the Network Pharmaceuticals acquisition, we also opened 16 new stores, closed four stores, and remodeled 40 stores during fiscal 2007. Fiscal 2006 net investing cash flows were also reduced by $27.8 million for proceeds from property dispositions, primarily including the sale-leaseback of our Lathrop front-end distribution center.

The decrease in net cash used in investing activities in fiscal 2006 from 2005 was a result of higher fiscal 2006 proceeds from property dispositions due to the sale-leaseback of our Lathrop distribution center. We opened 5 new stores in fiscal 2006 and opened four new stores and relocated two stores in fiscal 2005. We also remodeled 41 stores during fiscal 2006 and 40 stores during fiscal 2005.

We plan to open or relocate approximately 25 to 30 stores and remodel up to 40 stores in fiscal 2008. We expect capital expenditures in fiscal 2008 to be between $150 million and $200 million. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash used in financing activities was $64.0 million in fiscal 2007, compared to $103.8 million in fiscal 2006 and $83.5 million in fiscal 2005. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments, proceeds from the exercise of stock options, and Medicare Part D subsidy disbursements.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures, Medicare Part D subsidy disbursements, and stock repurchases. There were net borrowings of $65.0 million on our revolving line of credit during fiscal 2007, compared to net repayments of $40.0 million and $10 million in fiscal 2006 and 2005, respectively. We also made regularly scheduled principal payments of $45.9 million on our private placement notes in fiscal 2007 compared with $8.9 million in fiscal 2006 and $41.9 million in fiscal 2005. We are scheduled to make additional principal payments of $6.7 million on our private placement notes in the next 12 months.

We have repurchased shares of our outstanding common stock in each of the last three years, as follows:

	Fiscal Year
	2007	2006	2005
Shares repurchased	984,000	1,420,000	736,260
Total cost (millions)	$44.1	$55.1	$16.9

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

Proceeds from employee stock option exercises were $13.1 million in fiscal 2007, $21.0 million in fiscal 2006, and $6.2 million in fiscal 2005. The number and dollar value of stock options exercised fluctuate based on the number and timing of awards vesting and average stock prices.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We have paid regular quarterly dividends of $0.14 per share ($0.56 per share annually) for each of the last three fiscal years. Total dividends were $21.0 million in fiscal 2007, $20.8 million in fiscal 2006 and $20.9 million in fiscal 2005.

Financing cash flows include prescription drug plan disbursements covered by CMS, including reinsurance payments and low-income cost subsidies, net of amounts received from CMS for these payments. Differences between receipts and payments for these amounts depend on the timing and extent of the related claims from beneficiaries. In fiscal 2007, our payments for these claims exceeded reimbursements to date from CMS by $35.4 million. Final settlement of the outstanding balance with CMS will be made subsequent to the end of the plan year.

Contractual Obligations

The following table summarizes our contractual obligations as of January 25, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Thousands
Long-term debt	$135,020	$10,523	$108,752	$6,805	$8,940
Operating leases	1,044,933	83,188	161,536	146,624	653,585
Capital lease obligations	21,536	1,031	2,096	2,103	16,306
Purchase obligations	7,604,912	2,123,499	4,954,610	526,803	—
Other long-term liabilities	—	—	—	—	—

Total	$8,806,401	$2,218,241	$5,226,994	$682,335	$678,831

See “Debt,” “Leases” and “Commitments and Contingencies” in the accompanying notes to our consolidated financial statements for further information about the above items.

Purchase obligations include merchandise purchase commitments under various long-term supply contracts, as well as outstanding commitments under purchase orders issued in the normal course of business. Purchase obligations include estimated amounts to purchase pharmaceutical inventories from AmerisourceBergen, our primary supplier, under a long-term contract. The contract includes a minimum purchase requirement over the contract term, which is effective for three to seven years depending on our actual purchase levels and various termination provisions. The amounts included for this contract in the above table represent our best estimate of purchase levels under the contract’s terms.

Our other long-term liabilities of $103.5 million as of January 25, 2007 consisted of deferred tax liabilities, deferred rent, capital lease obligations, and store closure reserves. These items either are not contractual obligations, such as deferred rent and deferred income taxes, or are included elsewhere in the above table, such as capital and closed store lease obligations.

We incur substantial cash requirements for the payment of interest and income taxes each year. Payments for interest fluctuate based on our borrowings and interest rates. Our cash payments for interest, net of amounts capitalized, were $9.4 million in fiscal 2007, $9.2 million in fiscal 2006 and $13.7 million in fiscal 2005. At January 25, 2007, $59.8 million of our outstanding debt bears interest at fixed rates. Scheduled interest payments on fixed-interest long-term debt are included in “Long-Term Debt” in the table above. Our unsecured revolving line of credit, on which borrowings of $65.0 million were outstanding as of January 25, 2007, bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. A 10% change in interest rates (66 basis points on our floating-rate debt as January 25, 2007) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

Our cash payments for income taxes were $58.5 million in fiscal 2007, $21.4 million in fiscal 2006 and $15.7 million in fiscal 2005. Cash paid for income taxes increased $37.1 million in fiscal 2007 due to higher taxable income and the effects of tax planning and optimization projects that increased certain tax deductions in previous years. Payments for income taxes fluctuate based on our taxable income and the availability and timing of tax deductions and credits.

We also incur obligations for contributions to our Employee Savings and Profit Sharing Plan. We match a portion of our employees’ voluntary contributions and provide profit sharing contributions to the plan in some years. Our contributions to the plan, which may be made in cash or in shares of our common stock, fluctuate based on the level of participation in the plan by our employees as well as our levels of income. Our contributions to this plan were $12.1 million for fiscal 2007, $11.3 million for fiscal 2006 and $7.7 million for fiscal 2005, all of which we funded with shares of our common stock.

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

Accounts Receivable and Reserves

Our accounts receivable primarily include amounts due from third-party providers (e.g. pharmacy benefit managers, insurance companies and governmental agencies) and vendors. We maintain an allowance for the amount of these receivables that we estimate to be uncollectible, amounting to $7.2 million as of January 25, 2007. Our estimates of uncollectible amounts are based on our historical collection experience, current economic and credit conditions and any information available to us indicating that specific accounts are unlikely to be collected. We have historically collected a relatively high percentage of our accounts receivable, especially pharmacy receivables, and our credit and collection losses have not materially adversely affected us. However, if the financial condition of our third-party providers or vendors deteriorates, we may increase the allowance for uncollectible accounts and our recovery of recorded receivables may be significantly affected.

Our accounts receivable also include amounts due from the federal Centers for Medicare and Medicaid Services (CMS) for certain subsidies related to our prescription drug plan benefits, amounting to $36.5 million as of January 25, 2007, as well as estimated amounts due from other Medicare prescription drug plans and state sponsored plans to be paid upon completion of a reconciliation by CMS of enrollment between and among plans. A final plan reconciliation will occur in fiscal 2008 for which the results are uncertain as this is the first year of the prescription drug benefit. If the outcome of this reconciliation process is significantly different than our current estimates, we may need to record significant adjustments to the value of our receivables.

Merchandise Inventories

We record our inventories at the lower of cost or market value. If we do not sell the merchandise at expected prices or if we make decisions to significantly reduce or eliminate merchandise items or categories, we may need to record adjustments to the carrying value of our merchandise inventories and our realization of recorded inventories may be significantly affected.

We use the last-in, first-out (LIFO) method to determine inventory cost. The calculation of LIFO inventory costs depends on a number of factors, including annual inflation rates, year-end inventory levels and merchandise mix, which require estimates during interim periods. These estimates are subject to substantial variability and may result in significant adjustments, particularly during the fourth quarter, when final inflation rates and inventory levels and mix are determined. Our LIFO provision, included in cost of goods sold, was $12.8 million in fiscal 2007, $4.8 million in fiscal 2006 and $5.5 million in fiscal 2005.

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

Since quoted market prices are not typically available for our long-lived tangible and intangible assets, we estimate fair values for most assets based on the expected present value of future cash flows. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside of our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from our estimates, we may record significant additional impairment charges in the future. We recorded asset impairment charges of $7.7 million in fiscal 2007, $2.4 million in fiscal 2006 and $1.1 million in fiscal 2005.

Store Closure Reserves

We recognize a liability for costs associated with closing a store when the liability is incurred. We record the present value of estimated remaining future lease obligations (including future property taxes, common area maintenance and other charges, as applicable), net of estimated future sublease income, when the store is closed. We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.

Our initial calculation and subsequent evaluations of store closure reserves include significant estimates about the amounts and timing of future sublease income. These estimates are based on our historical experience, the condition and location of the property, the lease terms and current real estate leasing market conditions. Many of our previously closed stores have long remaining lease terms, with the longest lease term ending February 2026. As a result, if actual results differ from our estimates, we may significantly adjust our store closure reserves in future periods. We recorded provisions for store closures of $0.7 million in fiscal 2007 and $0.3 million in fiscal 2005. We recorded no provision for store closures in fiscal 2006.

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

Beginning January 1, 2006, we began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Revenues under the plans include fixed monthly premiums paid by beneficiaries and by the federal Centers for Medicare & Medicaid Services (“CMS”), as well as a CMS risk share component. If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 2.5 percentage points above or below the level estimated in the original bid submitted by us and approved by CMS, there is a risk share settlement with CMS subsequent to the end of the plan year. The fixed monthly premiums are recognized on a straight-line basis over the period of coverage. The risk share adjustment, if any, is recorded as an adjustment to premium revenues and accounts receivable or accounts payable. We estimate risk share amounts on a monthly basis based on information available to us about our claims experience and other factors. These estimates are subject to substantial uncertainty, and actual results could differ significantly.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2, “New Accounting Pronouncements,” in the accompanying notes to our consolidated financial statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk.

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which $65.0 million in borrowings were outstanding as of January 25, 2007, bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. A 10% change in interest rates (66 basis points on our floating-rate debt as of January 25, 2007) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

Item 8. Financial Statements and Supplementary Data.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the Fiscal Year Ended
	January 25, 2007	January 26, 2006	January 27, 2005
		As Adjusted	As Adjusted
		(Note 2)	(Note 2)
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$4,776,696	$4,616,846	$4,575,051
Pharmacy benefit services revenues	320,356	53,457	32,822

Total revenues	5,097,052	4,670,303	4,607,873
Costs and expenses:
Cost of retail drug store sales	3,580,301	3,430,967	3,421,388
Prescription drug plan benefit costs	229,179	12,232	—
Operating and administrative expenses	1,070,389	1,026,054	1,018,260
Depreciation and amortization	86,465	83,539	85,025
Provision for store closures and asset impairments	8,363	2,397	1,356
Legal settlements and other disputes, net	(930)	—	10,773
Gain on sale of distribution center	—	(11,049)	—

Operating income	123,285	126,163	71,071
Interest expense	9,118	9,151	13,993
Interest income	(2,272)	(1,294)	(639)

Income before income taxes	116,439	118,306	57,717
Income taxes	41,978	44,419	20,809

Net income	$74,461	$73,887	$36,908

Earnings per common share:
Basic	$2.00	$1.98	$0.99
Diluted	1.95	1.93	0.98
Dividends per common share	$0.56	$0.56	$0.56
Weighted average number of shares outstanding:
Basic	37,201	37,332	37,262
Diluted	38,181	38,280	37,591

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 25, 2007	January 26, 2006
		As Adjusted (Note 2)
	Thousands Except Share Information
ASSETS
Current Assets:
Cash and cash equivalents	$27,596	$74,662
Accounts receivable, net	282,728	183,213
Merchandise inventories, net	491,295	462,030
Deferred income taxes	60,153	42,258
Prepaid expenses and other current assets	22,017	21,204

Total current assets	883,789	783,367

Property:
Land	116,171	111,097
Buildings and leasehold improvements	668,800	578,158
Equipment and fixtures	621,068	601,247

Total	1,406,039	1,290,502
Less accumulated depreciation	705,856	674,517

Property, net	700,183	615,985

Goodwill	84,450	82,085
Intangible assets, net	14,904	6,060
Other non-current assets	4,342	7,832

Total	$1,687,668	$1,495,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$230,754	$234,158
Pharmacy benefits payable	148,595	56,569
Accrued employee compensation and benefits	131,088	138,202
Taxes payable	59,715	58,493
Other accrued expenses	73,682	59,161
Current maturities of debt	6,727	45,870

Total current liabilities	650,561	592,453

Long-term debt	118,091	59,818
Deferred income taxes and other long-term liabilities	103,459	80,469
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,406,000, and 37,216,000 shares outstanding	18,703	18,608
Additional capital	250,113	213,374
Retained earnings	546,741	530,607

Total stockholders’ equity	815,557	762,589

Total	$1,687,668	$1,495,329

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Fiscal Year Ended
	January 25, 2007	January 26, 2006	January 27, 2005
		As Adjusted (Note 2)	As Adjusted (Note 2)
	Thousands
Operating Activities:
Net income	$74,461	$73,887	$36,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,563	83,539	85,025
Gain on sale of distribution center	—	(11,049)	—
Provision for store closures and asset impairments	8,363	2,397	1,356
Deferred income taxes and other	(15,441)	9,474	14,057
Stock awards and options, net	19,808	13,714	1,171
Excess tax benefits related to stock awards and options	(4,339)	—	—
Common stock contribution to benefit plan	10,669	8,104	7,077
Changes in assets and liabilities:
Accounts receivable	(64,082)	(24,868)	5,605
Merchandise inventories	(26,414)	(28,750)	43,842
Other assets	(2,681)	2,658	1,256
Current liabilities and other	94,061	73,195	(14,659)

Net cash provided by operating activities	182,968	202,301	181,638

Investing Activities:
Capital expenditures	(149,734)	(105,492)	(91,479)
Acquisitions	(17,953)	—	—
Proceeds from property dispositions	1,685	27,794	6,971

Net cash used in investing activities	(166,002)	(77,698)	(84,508)

Financing Activities:
Proceeds from (repayments of) revolving line of credit borrowings, net	65,000	(40,000)	(10,000)
Repayments of private placement notes and other borrowings	(45,870)	(8,870)	(41,870)
Repurchase of common stock	(44,134)	(55,129)	(16,855)
Proceeds from exercise of stock options	13,117	20,986	6,211
Dividend payments	(20,953)	(20,818)	(20,948)
Medicare part D subsidy disbursements, net	(35,433)	—	—
Excess tax benefits related to stock awards and options	4,339	—	—
Other	(98)	—	—

Net cash used in financing activities	(64,032)	(103,831)	(83,462)

Increase in cash and cash equivalents	(47,066)	20,772	13,668
Cash and cash equivalents at beginning of year	74,662	53,890	40,222

Cash and cash equivalents at end of year	$27,596	$74,662	$53,890

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$9,435	$9,210	$13,745
Cash paid for income taxes	58,471	21,441	15,692

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 29, 2004, as reported	37,544	$18,772	$167,796	$527,353	$713,921
Cumulative effect of accounting change (Note 2)				(5,640)	(5,640)
Balance at January 29, 2004, as adjusted	37,544	$18,772	$167,796	$521,713	$708,281
Net income, as adjusted				36,908	36,908
Dividends ($0.56 per share)				(20,948)	(20,948)
Stock contributions to Employee Savings and Profit Sharing Plan	320	160	6,917		7,077
Stock awards, net of forfeitures	2	1	(1)		—
Stock-based compensation expense			1,058		1,058
Stock options exercised	288	144	6,067		6,211
Tax benefit related to stock awards and stock options, net			113		113
Repurchase of common stock	(736)	(368)	(3,406)	(13,081)	(16,855)

Balance at January 27, 2005, as adjusted	37,418	18,709	178,544	524,592	721,845

Net income, as adjusted				73,887	73,887
Dividends ($0.56 per share)				(20,818)	(20,818)
Stock contributions to Employee Savings and Profit Sharing Plan	228	114	7,990		8,104
Stock awards, net of forfeitures	42	21	(336)		(315)
Stock-based compensation expense			6,996		6,996
Stock options exercised	948	474	20,512		20,986
Tax benefit related to stock awards and stock options, net			7,033		7,033
Repurchase of common stock	(1,420)	(710)	(7,365)	(47,054)	(55,129)

Balance at January 26, 2006, as adjusted	37,216	18,608	213,374	530,607	762,589

Net income				74,461	74,461
Dividends ($0.56 per share)				(20,953)	(20,953)
Stock contributions to Employee Savings and Profit Sharing Plan	258	129	10,540		10,669
Stock awards, net of forfeitures	340	170	(1,597)		(1,427)
Stock-based compensation expense			15,320		15,320
Stock options exercised	576	288	12,829		13,117
Tax benefit related to stock awards and stock options, net			5,915		5,915
Repurchase of common stock	(984)	(492)	(6,268)	(37,374)	(44,134)

Balance at January 25, 2007	37,406	$18,703	$250,113	$546,741	$815,557

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Significant Accounting Policies

The Company—Longs Drug Stores Corporation (“Longs” or the “Company”), through its wholly owned subsidiary, Longs Drug Stores California, Inc., operates retail drug stores on the West Coast of the United States and in Hawaii, primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. In addition to prescription drugs, the Company’s core front-end merchandise categories include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, convenience food and beverage items and greeting cards. The Company also sells merchandise in non-core categories such as housewares, automotive and sporting goods. The Company also operates a mail order pharmacy business.

Longs Drug Stores California, Inc. also provides pharmacy benefit services through its wholly owned subsidiary, RxAmerica L.L.C. The pharmacy benefit services segment provides a range of pharmacy benefit management services, including plan design and implementation, claims administration and formulary management, to third-party health plans and other organizations. In addition, effective January 1, 2006, the pharmacy benefit services segment began offering prescription drug plan benefits under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company provides prescription drug benefits to Medicare participants in all 50 states and the District of Columbia as of January 1, 2007.

Basis of Presentation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fiscal Year—The Company operates on a 52/53-week fiscal year ending on the last Thursday in January. The fiscal years ended January 25, 2007, January 26, 2006 and January 27, 2005 each contained 52 weeks of operations.

Reclassifications have been made to certain prior year amounts to conform to the fiscal 2007 presentation. In addition, prior year amounts reflect the retrospective application of a new accounting standard relating to rental costs (see Note 2).

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company’s financial statements and actual results may differ from those estimates and assumptions. The Company’s significant accounting judgments and estimates include accounts receivable and reserves, merchandise inventories, impairment of long-lived assets, store closure reserves, insurance reserves, revenue recognition and vendor rebates and allowances.

Concentrations—Over 90% of the Company’s pharmacy sales are covered by third-party health plans. Medicare and Medicaid together represented approximately 20% of fiscal 2007 pharmacy sales.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents include investments with original maturities of three months or less when purchased. Also included in cash and cash equivalents are credit card and debit card receivables from banks, which settle within three business days, of $8.6 million as of January 25, 2007 and $8.4 million as of January 26, 2006.

Accounts receivable primarily include amounts due from third-party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) and vendors. As of January 25, 2007, accounts receivable also include $36.5 million due from the Centers for Medicare and Medicaid Services (“CMS”) for certain subsidies related to the Company’s prescription drug plan benefits. Receivables are stated net of allowances for uncollectible accounts. Estimates of uncollectible amounts are based on the Company’s historical collection experience, current economic and credit conditions and any information available to the Company indicating that specific accounts are unlikely to be collected.

Activity in the allowance for uncollectible accounts is summarized as follows:

	Fiscal Year
	2007	2006	2005
	Thousands
Allowances for uncollectible accounts, beginning of year	$5,779	$5,770	$4,524
Additions charged to expense	1,672	2,115	1,995
Deductions for accounts written off	(273)	(2,106)	(749)

Allowances for uncollectible accounts, end of year	$7,178	$5,779	$5,770

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $195.9 million as of January 25, 2007 and $183.1 million as of January 26, 2006. The liquidation of LIFO inventory layers did not have a material effect on net income in any of the last three fiscal years.

Prepaid expenses and other current assets include participant-directed investments, primarily in exchange-traded money market and mutual funds, of $10.8 million as of January 25, 2007 and $10.7 million as of January 26, 2006, designated to fund the Company’s non-qualified deferred compensation plan.

Property includes the major categories of land, buildings and leasehold improvements, and equipment and fixtures. Property is recorded at its cost, which is its estimated fair value if the property was acquired as part of an acquisition. The Company capitalizes costs that relate to the application and infrastructure development stage of software development, and includes such costs in equipment and fixtures. Costs for improvements that enhance the usefulness or extend the useful life of an asset are capitalized, as is interest incurred during asset construction or development periods. The Company capitalized interest costs of $2.6 million in fiscal 2007, $1.2 million in fiscal 2006 and $0.5 million in fiscal 2005. Repairs and maintenance costs are expensed as incurred.

Property is depreciated using the straight-line method over its estimated useful life. Useful lives are estimated at twenty to thirty-three years for buildings, the shorter of the estimated useful life or lease term for leasehold improvements and up to twenty years for equipment and fixtures. Depreciation expense related to the Company’s distribution center property is included in the cost of retail drug store sales.

Buildings and leasehold improvements include assets under capital leases of $10.6 million as of January 25, 2007 and January 26, 2006. The corresponding capital lease obligation is included in other current and long-term liabilities, depending on scheduled payment dates. The amount capitalized for assets under capital leases is the

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

present value at the beginning of the lease term of the aggregate future minimum lease payments. The amortization of such assets is included in depreciation expense. Accumulated amortization on assets under capital leases was $2.3 million as of January 25, 2007 and $1.8 million as of January 26, 2006.

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

Deferred income taxes and other long-term liabilities consisted of the following:

	January 25, 2007	January 26, 2006
	Thousands
Deferred income taxes	$28,788	$32,447
Deferred rent	58,869	32,670
Capital lease obligations, long-term portion	10,120	10,260
Deferred gains on sale-leaseback transactions	2,226	2,365
Store closure reserves	3,456	2,727

Total	$103,459	$80,469

Store Closure Reserves—The Company recognizes a liability for costs associated with closing a store when the liability is incurred. The present value of expected future lease costs, net of estimated future sublease income, is recorded when the store is closed. Severance and other employee-related costs are recorded in the period that

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the closure and related severance packages are communicated to the affected employees. Accretion of the discounted present value of expected future costs is recorded in operating and administrative expenses. Store closure reserves are periodically reviewed and, if necessary, adjusted based on changes in estimates about the amounts and timing of future sublease income.

Fair Value of Financial Instruments—The carrying values of the Company’s cash and cash equivalents, receivables and payables approximate their estimated fair values due to their short-term nature. To estimate the fair value of long-term debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. As of January 25, 2007 and January 26, 2006, the carrying values and estimated fair values of the Company’s long-term debt (including the current maturities) were as follows:

	January 25, 2007	January 26, 2006
	Thousands
Carrying value of long-term debt	$124,818	$105,688
Estimated fair value of long-term debt	126,530	109,276

Revenue Recognition—The Company recognizes revenue from retail drug store sales, net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs).

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

Beginning January 1, 2006, the Company began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Revenues under the plans include fixed monthly premiums paid by beneficiaries and by the federal Centers for Medicare & Medicaid Services (“CMS”), as well as a CMS risk share component. If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than 2.5 percentage points above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk share settlement with CMS subsequent to the end of the plan year. The fixed monthly premiums are recognized on a straight-line basis over the period of coverage. The risk share adjustment, if any, is recorded as an adjustment to premium revenues and accounts receivable or accounts payable.

CMS also pays the Company certain subsidies for claims payments for which the Company assumes no risk, including reinsurance payments and low-income cost subsidies. Reinsurance payments represent the CMS obligation to pay 80% of the cost incurred by individuals in excess of the annual out-of-pocket limit. Low-income cost subsidies represent reimbursements from CMS for some portion or all of the deductibles,

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coinsurance and co-payment amounts for qualifying low-income beneficiaries. The Company administers and pays these amounts on behalf of CMS, and CMS makes monthly payments to the Company for the estimated amounts of these subsidies, with a final settlement subsequent to the end of the plan year based on actual experience. The Company accounts for these subsidies as deposits, with receipt and payment totals accumulated and recorded as accounts receivable or accounts payable depending on the net balance at the end of the reporting period. Payments in excess of receipts for these subsidies of $35.4 million during fiscal 2007 are included in Financing Activities in the Company’s Statement of Consolidated Cash Flows. The Company does not recognize premium revenues or benefit costs for these subsidies.

Cost of retail drug store sales includes the acquisition cost of inventory sold (net of merchandise rebates and allowances), in-bound freight, receiving, warehousing, purchasing and distribution costs and advertising expenses (net of advertising rebates and allowances). Advertising costs are expensed as incurred and were $83.0 million, $78.2 million and $82.1 million, exclusive of rebates and allowances, in fiscal years 2007, 2006 and 2005, respectively.

Prescription drug plan benefit costs represent the Company’s portion of the cost of prescription drugs purchased by Medicare participants in one of its prescription drug plans. Such costs include benefit payments during the period to pharmacies, and an estimate for benefit costs incurred but not reported as of the end of the period, reduced by associated manufacturer rebates.

Vendor rebates and allowances—Merchandise rebates and allowances are recorded as a reduction of the cost of inventory and the benefit is recognized as a reduction of the cost of retail drug store sales when the related inventory is sold. Advertising rebates and allowances are recognized as a reduction of advertising expense, a component of the cost of retail drug store sales, when the related advertising expense is incurred or the required performance is completed. Lump-sum payments received from vendors in connection with a contractual arrangement are deferred and recognized as a reduction of the cost of retail drug store sales over the contract term.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense—Prior to the adoption of SFAS No. 123R, Share Based Payment, effective January 27, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees as allowed by SFAS No. 123, Accounting for Stock Based Compensation. Stock awards were valued at fair market value at the date of grant, and recorded as compensation expense over the vesting period. Compensation expense for performance-based stock awards was estimated until the measurement date, which is the earliest date at which the Company could determine the number of shares an employee is entitled to receive under the performance-based stock award arrangement. No compensation expense was recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price not less than 100% of the closing market price of the underlying common stock on the date of grant.

SFAS No. 123R revises SFAS No. 123 and supersedes APB Opinion No. 25, and requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The standard also modifies the measurement of compensation expense for performance-based restricted stock awards. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost is recorded for new awards and the unvested portion of previously issued awards. The following table summarizes the amounts recognized for stock compensation expense (under SFAS No. 123R in fiscal 2007 and under APB Opinion No. 25 in fiscal 2006 and 2005):

	Fiscal Year
	2007	2006	2005
	Thousands
Stock compensation expenses, included in operating and administrative expenses:
Stock awards	$10,727	$6,996	$1,058
Stock options	4,593	—	—

Total	15,320	6,996	1,058
Recognized income tax benefit	(6,158)	(2,799)	(423)

After-tax effect of stock compensation expenses on net income	$9,162	$4,197	$635

No amounts of stock-based compensation cost have been capitalized as part of the cost of an asset.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share for fiscal 2006 and 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options (in thousands, except per share amounts):

	Fiscal Year
	2006	2005
Net income, as reported (as adjusted, See Note 2)	$73,887	$36,908
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,197	635
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,745)	(4,143)

Pro forma net income	$71,339	$33,400

Basic earnings per share:
As reported	$1.98	$0.99
Pro forma	$1.91	$0.90
Diluted earnings per share:
As reported	$1.93	$0.98
Pro forma	$1.86	$0.89

As of January 25, 2007 there was $23.8 million of total unrecognized compensation cost related to unvested stock options and stock awards. This cost is expected to be recognized over a weighted average period of 2.8 years.

The estimated fair value of stock options, net of estimated forfeitures, is recorded as compensation expense on a straight-line basis over the vesting period. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal Year
	2007	2006	2005
Expected volatility	37.5%	38.7%	38.9%
Dividend yield	1.3%	2.3%	2.6%
Risk-free interest rate	4.7%	4.0%	3.5%
Expected life (years)	6.0	5.2	5.0

The Company estimated its expected volatility based on an analysis of the historical volatility of the Company’s common stock and that of comparable companies over a term consistent with its expected life, as well as the implied volatility of the traded options of the Company and of comparable companies. The estimated dividend yield is based on the Company’s historical dividend yields and estimated expected future dividends. The risk-free interest rate is determined based on Treasury rates for the expected term of the options at the date of grant. The Company estimated the expected life based on an analysis of historical exercise behaviors by the Company’s stock option award recipients, comparable companies’ expected life assumptions and the “simplified method” set forth in SEC Staff Accounting Bulletin No. 107 which calculates an average of the vesting term and the original contractual term.

Stock awards with only time-based vesting requirements are valued at fair market value of the Company’s stock as of the grant date and are recorded, net of estimated forfeitures, as compensation expense on a straight-line basis over the vesting period. Stock awards with performance-based vesting requirements are valued at fair market value of the Company’s stock as of the grant date. Interim estimates of compensation expense for

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance-based stock awards are recorded based on the Company’s best estimate of the number of shares to be issued based on the best estimates of performance levels to be achieved (e.g. projected earnings per share). Compensation expense for performance-based stock awards is recognized net of estimated forfeitures on a straight-line basis over the requisite service period for each separately vesting portion of the award.

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

	Fiscal Year
	2007	2006	2005
	Thousands
Basic weighted average number of shares outstanding	37,201	37,332	37,262
Effect of dilution from:
Stock options	786	818	182
Restricted stock awards	194	130	147

Diluted weighted average number of shares outstanding	38,181	38,280	37,591

The computations of diluted earnings per share excluded 0.3 million stock options for fiscal 2007, 0.2 million stock options for fiscal 2006, and 1.8 million stock options for fiscal 2005 because their inclusion would have been anti-dilutive.

Comprehensive income equals net income for all periods presented.

2. New Accounting Pronouncements

Effective January 27, 2006, the Company prospectively adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, which revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. See “Stock-based compensation expense” in Note 1 for more information about this adoption and the impact on the Company’s financial statements.

Also effective January 27, 2006, the Company adopted FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as expense. Prior to fiscal 2007, it was the Company’s policy to capitalize rent incurred during initial construction of store properties or related improvements and include those costs in buildings and leasehold improvements. The Company elected to apply FSP No. FAS 13-1 retrospectively upon adoption and therefore comparative prior periods have been adjusted to reflect related balances as if the standard had been followed as of the beginning of all periods presented. A $5.6 million cumulative adjustment was made to opening retained earnings as of January 29, 2004 to reflect the impact on periods prior to those presented in these financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedules summarize the effects of the retrospective application of FSP No. FAS 13-1 to the Company’s financial results as of January 26, 2006 and for fiscal years ended January 26, 2006 and January 27, 2005:

Statements of Consolidated Income—

	For the Fiscal Year Ended January 26, 2006			For the Fiscal Year Ended January 27, 2005
	Thousands, except per share amounts			Thousands, except per share amounts
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Revenues	$4,670,303	$4,670,303	$—	$4,607,873	$4,607,873	$—
Cost of retail drug store sales	3,430,967	3,430,967	—	3,421,388	3,421,388	—
Prescription drug plan benefit costs	12,232	12,232	—	—	—	—
Operating and administrative expenses	1,025,224	1,026,054	830	1,018,560	1,018,260	(300)
Depreciation and amortization	84,072	83,539	(533)	85,259	85,025	(234)
Gain on sale of distribution center	(11,049)	(11,049)	—	—	—	—
Provision for store closures and asset impairments	2,699	2,397	(302)	1,401	1,356	(45)
Legal settlements and other disputes, net	—	—	—	10,773	10,773	—

Operating income	126,158	126,163	5	70,492	71,071	579
Interest expense	9,151	9,151	—	13,993	13,993	—
Interest income	(1,294)	(1,294)	—	(639)	(639)	—

Income before income taxes	118,301	118,306	5	57,138	57,717	579

Income taxes	44,417	44,419	2	20,578	20,809	231

Net income	$73,884	$73,887	$3	$36,560	$36,908	$348

Earnings per common share:
Basic	$1.98	$1.98	$—	$0.98	$0.99	0.01
Diluted	1.93	1.93	—	0.97	0.98	0.01

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Balance Sheets—

	January 26, 2006
	As Reported	As Adjusted	Effect of Change
	Thousands
Current assets	$783,367	$783,367	$—
Property:
Land	111,097	111,097	—
Buildings and leasehold improvements	588,540	578,158	(10,382)
Equipment and fixtures	601,247	601,247	—

Total	1,300,884	1,290,502	(10,382)
Less accumulated depreciation	676,084	674,517	(1,567)

Property, net	624,800	615,985	(8,815)
Goodwill	82,085	82,085	—
Intangible assets, net	6,060	6,060	—
Other non-current assets	7,832	7,832	—

Total	$1,504,144	$1,495,329	$(8,815)

Current liabilities	$592,453	$592,453	$—
Long-term debt	59,818	59,818	—
Deferred income taxes and other long-term liabilities	83,995	80,469	(3,526)
Stockholders’ Equity:
Common stock	18,608	18,608	—
Additional capital	213,374	213,374	—
Retained earnings	535,896	530,607	(5,289)

Total stockholders’ equity	767,878	762,589	(5,289)

Total	$1,504,144	$1,495,329	$(8,815)

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Consolidated Cash Flows—

	For the Fiscal Year Ended January 26, 2006			For the Fiscal Year Ended January 27, 2005
	Thousands
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Operating Activities
Net income	$73,884	$73,887	$3	$36,560	$36,908	$348
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	84,072	83,539	(533)	85,259	85,025	(234)
Gain on sale of distribution center	(11,049)	(11,049)	—	—	—	—
Provision for store closures and asset impairments	2,699	2,397	(302)	1,401	1,356	(45)
Deferred income taxes and other	9,472	9,474	2	13,826	14,057	231
Stock awards and options, net	13,714	13,714	—	1,171	1,171	—
Common stock contribution to benefit plan	8,104	8,104	—	7,077	7,077	—
Changes in assets and liabilities	22,235	22,235	—	36,044	36,044	—

Net cash provided by operating activities	203,131	202,301	(830)	181,338	181,638	300

Investing Activities:
Capital expenditures and acquisitions	(106,322)	(105,492)	830	(91,179)	(91,479)	(300)
Proceeds from property dispositions	27,794	27,794	—	6,971	6,971	—

Net cash used in investing activities	(78,528)	(77,698)	830	(84,208)	(84,508)	(300)

Net cash used in financing activities	(103,831)	(103,831)	—	(83,462)	(83,462)	—

Increase in cash and equivalents	20,772	20,772	—	13,668	13,668	—
Cash and cash equivalents at beginning of period	53,890	53,890	—	40,222	40,222	—

Cash and cash equivalents at end of period	$74,662	$74,662	$—	$53,890	$53,890	$—

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, a clarification of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 requires the recognition of tax positions when it is more likely than not that such positions will be sustained upon examination. Tax positions that meet this recognition threshold are to be measured at the largest amount of tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement with the taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of FIN No. 48 on the Company’s consolidated financial statements.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions

In the first quarter of fiscal 2007, the Company purchased AmerisourceBergen Drug Corporation’s (“AmerisourceBergen”) 50% interest in a joint venture through which the Company and AmerisourceBergen operated a central prescription fill center. This acquisition gave the Company sole ownership and control of a business that serves to reduce prescription fill costs and to address an industry-wide shortage of pharmacists, while also providing fulfillment for a portion of the Company’s mail order business. The Company allocated the $3.8 million acquisition cost to property and equipment ($1.5 million) and goodwill ($2.3 million). The acquired goodwill is deductible for tax purposes. The results of operations of the acquired fill center are included in the Company’s consolidated financial statements within the retail drug store segment as of the acquisition date. Prior to the acquisition, the Company used the equity method of accounting for its 50% investment in the joint venture. The pro forma effects of the fill center acquisition on the Company’s consolidated financial statements for periods prior to the acquisition are not significant.

On June 11, 2006, the Company purchased the assets of Network Pharmaceuticals, Inc. (“Network”) including 21 retail pharmacies, one closed door pharmacy and one wholesale pharmacy, all located in Southern California, for $12.8 million. This acquisition expanded the Company’s presence in Southern California through pharmacies that are close to the point of care, such as hospitals, clinics and medical office buildings. As of January 25, 2007, the Company allocated the $12.8 million acquisition cost to pharmacy customer lists ($8.9 million), property and equipment ($1.1 million) and inventory ($2.8 million). The results of operations of the acquired locations are included in the Company’s consolidated financial statements within the retail drug store segment as of the June 11, 2006 acquisition date. The pro forma effects of the Network acquisition on the Company’s consolidated financial statements for periods prior to the acquisition are not significant.

4. Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments, a component of operating income, is summarized as follows:

	Fiscal Year
	2007	2006	2005
	Thousands
Asset impairments	$7,684	$2,397	$1,106
Provision for store closures	679	—	250

Total	$8,363	$2,397	$1,356

Asset Impairments

Asset impairments in fiscal 2007, fiscal 2006 and fiscal 2005 represent charges to write down assets related to underperforming and closed stores to their estimated fair values. The Company’s fiscal 2007 asset impairment charge includes $6.3 million related to the planned disposition of 31 stores, during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California, as approved by the Company’s board of directors in February 2007. Most of the 31 stores are located in markets the Company entered in the 1980’s and 1990’s that remain underdeveloped. Sufficiently developing the Company’s presence in these markets would require significant investment that management believes should be directed toward markets that offer greater opportunities for more satisfactory returns. Based on management’s estimates as of January 25, 2007, the Company recorded asset impairments to write the carrying values of the related store assets down to their estimated fair values. Fair values were estimated based on the expected present value of future cash flows, including any estimated proceeds from the sale of assets in connection with the disposition of these stores.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Store Closures

The following is a summary of the provision for store closures and related reserves, which are included in long-term liabilities:

	Fiscal Year
	2007	2006	2005
	Thousands
Reserve balance—beginning of year	$2,727	$7,011	$9,544
Provision for present value of noncancellable lease obligations of stores closed, net of estimated sublease income	447	—	—
Changes in assumptions about future sublease income and other lease related costs	232	—	250

Total provision for store closures	679	—	250
Reserve accretion	9	—	71
Lease-related cash receipts (payments), net	41	(4,284)	(2,854)

Reserve balance—end of year	$3,456	$2,727	$7,011

There was no reserve accretion in fiscal 2006, because all of the remaining stores included in the reserve at that time were closed prior to the adoption of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which required that the initial provision for store closures be recorded at the estimated net present value, and accreted to the full undiscounted value, of the noncancellable lease obligation, net of estimated sublease income. Previous accounting standards required that such provisions be recorded at their full undiscounted values.

In February 2007, the Company’s Board of Directors approved a plan to dispose of 31 stores during the first half of fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and 8 stores in California. The Company will record the resulting provisions for store closures, including lease-related costs net of sublease income, severance payments and other costs, partially offset by gains on the sale of the related store properties and pharmacy customer lists, during fiscal 2008 as the stores are sold or closed and the related assets are disposed of. The stores located in Washington, Oregon and Colorado constitute “components” as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and will therefore be reported as discontinued operations effective in fiscal 2008.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. The net carrying value of goodwill as of January 25, 2007 increased over January 26, 2006 as a result of the fill center acquisition (see Note 3).

The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of January 25, 2007:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$12,519	$(2,699)	$9,820
Non-compete agreements and other	2-5 years	5	(4)	1

Total		12,524	(2,703)	9,821
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,083	—	5,083

Total		$17,607	$(2,703)	$14,904

As of January 26, 2006:
Intangible assets subject to amortization:
Pharmacy customer lists	1-5 years	$3,481	$(2,342)	$1,139
Non-compete agreements and other	2-5 years	35	(29)	6

Total		3,516	(2,371)	1,145
Intangible assets not subject to amortization:
Beverage licenses	N/A	4,915	—	4,915

Total		$8,431	$(2,371)	$6,060

The increase in pharmacy customer lists was primarily due to the Network acquisition (see Note 3).

Amortization expense for intangible assets with finite useful lives was $1.7 million in fiscal 2007, $0.7 million in fiscal 2006 and $0.8 million in fiscal 2005. Estimated future annual amortization expense on these intangibles is as follows (in thousands):

Fiscal year ending:
2008	2,699
2009	2,437
2010	2,023
2011	1,807
2012	855

Total	$9,821

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

Debt at January 25, 2007 and January 26, 2006 consisted of the following:

	January 25, 2007	January 26, 2006
	Thousands
Private placement notes, fixed interest rates ranging from 6.19% to 6.71%, mature at various dates through 2014	$59,818	$105,688
Revolving line of credit, variable interest (weighted average rate of 6.57% at January 25, 2007, expires August 2009)	65,000	—

Total debt	124,818	105,688
Less current maturities	6,727	45,870

Long-term portion	$118,091	$59,818

On January 30, 2007, the Company amended its secured $325 million revolving line of credit agreement with a syndication of banks. The amended agreement expires in January 2012 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. The amended agreement also includes an option to further increase the credit facility’s borrowing and letter-of-credit capacity to $400 million, subject to certain conditions. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. Letters of credit totaling $35.8 million were outstanding under the agreement as of January 25, 2007. The Company pays a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit ($224.2 million as of January 25, 2007).

The private placement notes are secured on the same basis as the secured revolving line of credit. The private placement notes may be redeemed at the Company’s option prior to their scheduled maturities, subject to an early payment premium.

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of January 25, 2007, the Company was in compliance with the restrictions and limitations included in these provisions.

As of January 25, 2007, future minimum principal payments on long-term debt were as follows (in thousands):

Fiscal year ending:
2008	6,727
2009	36,727
2010	67,727
2011	2,727
2012	2,727
Thereafter	8,183

Total	$124,818

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Leases

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

Net rental expense is summarized as follows:

	Fiscal Year
	2007	2006	2005
	Thousands
Minimum rentals	$87,320	$83,732	$81,083
Contingent rentals	10,450	10,671	10,102

	97,770	94,403	91,185
Less sublease income	(3,151)	(2,948)	(2,492)

	$94,619	$91,455	$88,693

Minimum rental commitments for non-cancelable leases as of January 25, 2007 are as follows:

	Operating Leases	Capital Leases
	Thousands
Fiscal year ending:
2008	$83,188	$1,031
2009	82,041	1,048
2010	79,495	1,048
2011	75,889	1,048
2012	70,735	1,055
Thereafter	653,585	16,306

Total minimum lease payments	$1,044,933	$21,536

Less amounts representing interest		(11,276)

Present value of capital lease obligations		$10,260
Less current portion		(140)

Long-term portion		$10,120

Total minimum lease payments on operating leases have not been reduced by minimum future sublease rentals of $17.2 million under non-cancelable subleases.

During fiscal 2006, the Company entered into a sale-leaseback transaction for its Northern California front-end distribution center located in Lathrop, California, for net proceeds of $21.5 million. The Company vacated the Lathrop facility during the fourth quarter of fiscal 2007 when its newly constructed distribution center in Patterson, California, became fully operational. The sale-leaseback transaction transferred substantially all risks and rewards of ownership to the buyer-lessor, and there were no commitments, obligations, provisions or circumstances that required or resulted in the Company’s continuing involvement other than the normal leaseback terms. Further, the leaseback is considered “minor” as defined in SFAS No. 13 Accounting for Leases, and SFAS No. 28, Accounting for Sales with Leasebacks. Therefore, the $11.0 million gain on the transaction was recognized upon completion of the sale in fiscal 2006.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Commitments and Contingencies

As of January 25, 2007, the Company had outstanding commitments to purchase approximately $7.6 billion of merchandise inventory at various dates over the next five years for use in the normal course of business. This amount primarily represents commitments to our primary supplier, AmerisourceBergen, under a long-term supply contract. The contract includes a minimum purchase requirement over the contract term, which is effective for three to seven years depending on the Company’s actual purchase levels and various termination provisions.

The Company has entered into agreements with its executive officers and other key employees that provide termination benefits in the event of certain change in control events. Total contingent termination benefits as of the end of fiscal 2007 were approximately $85.2 million, plus amounts covering any excise tax on these benefits for certain executive officers. There have been no events that would trigger these benefits as of January 25, 2007.

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

During the third quarter of fiscal 2007, the Company completed a self-audit of certain of its California drug stores located in three counties that was initiated at the request of the State of California Department of Industrial Relations (“DIR”). The audit related to compliance with California law relating to meal period requirements. The Company made compensatory payments resulting from this audit, which were not material to its financial results, during the fourth quarter of fiscal 2007. The DIR has also requested that the Company conduct an audit related to meal period compliance for all of its California drug stores. The financial impact to the Company of additional payments required as a result of the additional audit, if any, cannot be determined at this time.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. Employee Compensation and Benefits

The Company had approximately 21,900 full-time and part-time employees as of January 25, 2007. Virtually all full-time employees are eligible for medical, dental and life insurance benefits paid primarily by the Company.

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

Compensation expense for Company contributions to the plan are measured based on the amount of the contribution called for in the period under the plan. The Company has historically funded these contributions in shares of Longs common stock. Dividends on ESOP shares are charged to retained earnings, and all shares held by the ESOP are treated as outstanding shares in computing earnings per share. There were 5.5 million shares of Longs common stock in the ESOP as of January 25, 2007 and 6.1 million shares as of January 26, 2006.

The expense for Company contributions to the plan in each of the last three fiscal years, were as follows:

	Fiscal Year
	2007	2006	2005
	Thousands
401(k) matching	$5,823	$6,989	$6,964
Profit sharing	6,311	4,280	740

Total	$12,134	$11,269	$7,704

The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 provided eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on dates selected by the participants in accordance with the terms of the plan. The Company’s deferred compensation obligation was $10.8 million as of January 25, 2007 and $10.7 million as of January 26, 2006. As of February 1, 2004, current participants were no longer allowed to make contributions to the plan and no future participants will be admitted to the plan.

10. Stock-Based Compensation

The Company has two separate plans under which it may grant options to purchase shares of the Company’s common stock and other awards of common stock or common stock appreciation rights to key employees. The Amended and Restated 1995 Long-Term Incentive Plan authorized the issuance of 7,400,000 shares of common

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock in the form of stock options and stock awards. The Non-Executive Long-Term Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of common stock of the Company and contains similar provisions to those of the Amended and Restated 1995 Long-Term Incentive Plan, except that it does not allow for incentive stock options or grants to officers or directors of the Company. Each stock award granted from the Amended and Restated 1995 Long-Term Incentive Plan reduces the total number of available shares under the plan by 2.75 shares and each stock option granted reduces the total available by one share. For the Non-Executive Long-Term Incentive Plan, as amended, each stock award or stock option reduces available shares by one share. As of January 25, 2007, there were 4,309,397 shares of common stock available for grant under the two plans.

Stock Options

Stock options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company’s options generally vest in equal annual portions over a period of four years and have a maximum term of ten years. The Company’s stock option award plans contain provisions for accelerated vesting upon a change of control.

Following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				Thousands
Outstanding at January 29, 2004	3,974,990	$22.00
Granted (weighted average fair value $8.21)	750,500	26.36
Exercised	(288,065)	21.56		$1,292
Forfeited	(206,765)	21.41
Expired	(80,135)	22.31

Outstanding at January 27, 2005	4,150,525	$22.85
Granted (weighted average fair value $12.34)	345,400	37.77
Exercised	(948,464)	22.13		$16,023
Forfeited	(268,225)	24.06
Expired	(60,335)	22.22

Outstanding at January 26, 2006	3,218,901	$24.56
Granted (weighted average fair value $17.26)	94,500	44.27
Exercised	(576,177)	22.77		$12,683
Expired/Forfeited	(121,770)	28.31

Outstanding at January 25, 2007	2,615,454	$25.50	6.53 years	$46,452

Vested or expected to vest at January 25, 2007	2,442,510	$25.15	6.43 years	$43,277

Exercisable at January 25, 2007	1,894,854	$23.64	6.01 years	$36,444

The total fair value of stock options vesting during the year was $6.9 million in fiscal 2007, $7.0 million in fiscal 2006, and $5.9 million in fiscal 2005.

Proceeds from stock option exercises were $13.1 million, $21.0 million, and $6.2 million in fiscal 2007, 2006 and 2005, respectively, and the related tax benefit was $4.8 million, $6.5 million, and $0.6 million for the same respective periods. The Company’s practice is to issue new shares to satisfy stock option exercises, but the Company’s share repurchases made in the ordinary course of business, subject to outstanding authorizations by

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s Board of Directors and depending on existing market conditions, the Company’s financial position and other capital requirements, may partially or wholly offset the resulting dilution.

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

Following is a summary of stock award activity:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 29, 2004	283,800
Granted	15,750	$23.56
Vested (total fair value $1.3 million)	(66,880)
Forfeited	(15,360)

Outstanding at January 27, 2005	217,310
Granted	89,009	37.34
Vested (total fair value $4.4 million)	(134,429)
Forfeited	(39,850)

Outstanding at January 26, 2006	132,040	31.79
Granted	381,796	40.96
Vested (total fair value $6.1 million)	(142,971)	34.51
Forfeited	(10,281)	40.54

Outstanding at January 25, 2007	360,584

On February 26, 2007, the Company granted stock awards for 153,600 shares pursuant to its fiscal 2007 performance-based stock award program due to the achievement of pre-defined performance objectives related to fiscal 2007 operating results. The Company may also grant additional stock awards for up to 230,400 shares under existing performance-based awards, subject to achievement of pre-defined performance objectives.

11. Income Taxes

Income tax expense is summarized as follows:

	Fiscal Year
	2007	2006	2005
	Thousands
Current:
Federal	$51,341	$26,997	$4,052
State	12,191	7,242	1,045

	63,532	34,239	5,097
Deferred	(21,554)	10,180	15,712

Total	$41,978	$44,419	$20,809

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the federal statutory tax rate and the Company’s effective tax rates is as follows:

	Fiscal Year
	2007	2006	2005
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefits	3.9%	4.3%	4.5%
Benefits of tax credits	(0.3)%	(0.8)%	(0.8)%
Benefits of deductible dividends paid on employee stock ownership plan shares	(1.0)%	(1.0)%	(2.3)%
Other	(1.5)%	0.0%	(0.3)%

Effective income tax rate	36.1%	37.5%	36.1%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 25, 2007	January 26, 2006
	Thousands
Deferred tax assets:
Employee compensation and benefits	$46,708	$41,937
Deferred rent	16,075	12,214
Pharmacy benefit services contract accruals	12,437	—
Accounts receivable and related reserves	3,649	1,810
Intangible assets	—	1,566
Other	5,604	8,873

	84,473	66,400

Deferred tax liabilities:
Property and depreciation	42,864	47,667
Intangible assets	3,836	—
Other	6,408	8,922

	53,108	56,589

Net deferred tax asset	$31,365	$9,811

The Company has state tax credits of $0.8 million that may be carried forward for an indefinite period of time to offset future state taxable income.

12. Stockholders’ Equity

Authorized capital stock consists of 120 million shares of common stock, $.50 par value, and 30 million shares of preferred stock. The Company repurchased shares of its outstanding common stock in each of the last three years, as follows:

	Fiscal Year
	2007	2006	2005
Shares repurchased	984,000	1,420,000	736,260
Total cost (millions)	$44.1	$55.1	$16.9

These shares were repurchased under various programs authorized by the Company’s Board of Directors, most recently in May 2005. Under the May 2005 share repurchase program, the Company is authorized to repurchase additional shares of its outstanding common stock for a maximum additional expenditure of $76.0 million.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Segment Information

The Company operates in two business segments: retail drug stores and pharmacy benefit services. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on their respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, health and beauty products, photo and photo processing, and food and beverage items. As of January 25, 2007, the retail drug store segment operated 509 retail stores in six western states primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

The pharmacy benefit services segment, operated through the Company’s subsidiary, RxAmerica, LLC, provides pharmacy benefit management services whereby RxAmerica contracts with third-party health plans, retail pharmacies and drug manufacturers to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, claims administration and formulary management. In addition, beginning January 1, 2006, the pharmacy benefit services segment operates prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Fiscal 2007 was the first full year of results for the new prescription drug plans.

The following table summarizes significant financial information by segment:

	Fiscal Year
	2007	2006	2005
	Thousands
Revenues:
Retail Drug Stores	$4,776,696	$4,616,846	$4,575,051
Pharmacy Benefit Services	320,356	53,457	32,822

Consolidated Totals	$5,097,052	$4,670,303	$4,607,873

Operating Income:
Retail Drug Stores	$84,075	$117,686	$58,519
Pharmacy Benefit Services	39,210	8,477	12,552

Consolidated Totals	$123,285	$126,163	$71,071

Total Assets:
Retail Drug Stores	$1,568,619	$1,445,650	$1,374,339
Pharmacy Benefit Services	223,342	126,704	87,259
Inter-segment Eliminations	(104,293)	(77,025)	(48,503)

Consolidated Totals	$1,687,668	$1,495,329	$1,413,095

The retail drug store segment accounts for substantially all of the Company’s capital expenditures, depreciation and amortization; and all of the gain on sale of distribution center, provision for store closures and asset impairments, and legal settlements and other disputes.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated total revenues include the following product and service types:

	Fiscal Year
	2007	2006	2005
	Thousands
Pharmacy sales	$2,408,849	$2,245,296	$2,168,049
Front-end sales	2,367,847	2,371,550	2,407,002
Pharmacy benefit management revenues	39,637	37,256	32,822
Prescription drug plan revenues	280,719	16,201	—

Consolidated total revenues	$5,097,052	$4,670,303	$4,607,873

14. Selected Quarterly Information (Unaudited)

Summarized quarterly results of operations for the years ended January 25, 2007 and January 26, 2006 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Thousands, except per share data
Year ended January 25, 2007
Revenues:
Retail drug store sales	$1,165,961	$1,192,617	$1,153,817	$1,264,301	$4,776,696
Pharmacy benefit services revenues	93,400	75,343	75,015	76,598	320,356

Total revenues	1,259,361	1,267,960	1,228,832	1,340,899	5,097,052
Retail drug store gross profit	290,006	300,483	286,790	319,116	1,196,395
Prescription drug plan gross profit	5,041	10,020	20,266	16,213	51,540
Net income	15,784	19,032	12,705	26,940	74,461
Earnings per common share:
Basic	0.42	0.51	0.34	0.73	2.00
Diluted	0.41	0.50	0.33	0.71	1.95
Year ended January 26, 2006
Revenues:
Retail drug store sales	$1,140,820	$1,147,895	$1,111,533	$1,216,598	$4,616,846
Pharmacy benefit services revenues	9,608	9,576	8,851	25,422	53,457

Total revenues	1,150,428	1,157,471	1,120,384	1,242,020	4,670,303
Retail drug store gross profit	293,336	299,349	279,886	313,308	1,185,879
Prescription drug plan gross profit	N/A	N/A	N/A	3,969	3,969
Net income, as adjusted (Note 2)	12,799	16,743	8,926	35,419	73,887
Earnings per common share, as adjusted (Note 2):
Basic	0.34	0.45	0.24	0.95	1.98
Diluted	0.34	0.43	0.23	0.93	1.93

Pharmacy benefit services revenues include pharmacy benefit management revenues and, beginning January 1, 2006, revenues for prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan gross profit is measured based on prescription drug plan benefit costs and prescription drug plan revenues. Pharmacy benefit management revenues are reported net of reimbursements to participating pharmacies.

Results for the fourth quarter of fiscal 2007 included $6.3 million of pre-tax charges associated with the Company’s planned disposition of 31 stores during fiscal 2008. Results for the fourth quarter of fiscal 2006 included a pre-tax gain of $11.0 million for the sale of the Company’s front-end distribution center in Lathrop, California.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Longs Drug Stores Corporation

Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Longs Drug Stores Corporation and subsidiaries (the “Company”) as of January 25, 2007 and January 26, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 25, 2007. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 25, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, (i) the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 27, 2006 and (ii) the

Company changed its method of accounting for rental costs associated with ground or building operating leases that are incurred during a construction period to conform to FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” effective January 27, 2006 and retrospectively adjusted the 2006 and 2005 financial statements for the change.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Longs Drug Stores Corporation and subsidiaries as of January 25, 2007 and January 26, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 25, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 25, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 25, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 15, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 25, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of January 25, 2007, our internal control over financial reporting is effective based on those criteria.

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

As of January 25, 2007, the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No events have occurred which would require disclosure under this Item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2007 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

(a)(1)	The Financial Statements are filed with this Form 10-K at pages 34-60.

(a)(2)	All schedules required by this Item are omitted because they are not applicable or the information is included in the financial statements or related notes.

(a)(3)	EXHIBITS

Exhibit No.
3.	Articles of Incorporation and By-Laws

	1.	Restated Articles of Incorporation, amended June 3, 1997, as incorporated herein by reference, as previously filed with the Commission on September 12, 1997, as Exhibit 1 to Form 10-Q.

	2.	Articles of Amendment of Longs Drug Stores Corporation, as filed with the State Department of Assessments and Taxation of the State of Maryland on May 24, 2006, as previously filed with the Commission on June 1, 2006, as Exhibit 3.2 to Form 10-Q.

	3.	Amended Bylaws of Longs Drug Stores Corporation, dated May 24, 2006, as previously filed with the Commission on June 1, 2006, as Exhibit 3.3 to Form 10-Q.

10.	Material Contracts

	1.	The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on June 6, 1995, on Form S-8, Registration No. 033-60005.*

	2.	Forms of Renewal of Agreements for Termination Benefits, dated August 22, 1996, are incorporated herein by reference as previously filed with the Commission on December 6, 1996, as Exhibits 2 and 3.*

	3.	Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 20, 1996 is incorporated herein by reference as previously filed with the Commission on September 16, 1996, as Exhibit 1 to Form 8-K.

	4.	Employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer, and Treasurer, dated April 17, 2000 is incorporated by reference as previously filed with the Commission on September 11, 2000, as Exhibit 10.1 to Form 10-Q.*

	5.	Amendment to Shareholder Rights Agreement of Longs Drug Stores Corporation dated August 15, 2000, between the Company and Chase Mellon Shareholder Services, L.L.C. is incorporated herein by reference as previously filed with the Commission on December 11, 2000, as Exhibit 4(a) to Form 10-Q.

	6.	Amendments to the Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on April 13, 2001, as Exhibit 10(d) to Form 10-K.*

	7.	Employment agreement between the Company and Linda M. Watt, Senior Vice President of Human Resources, dated June 7, 2001 is incorporated by reference as previously filed with the Commission on September 7, 2001, as Exhibit 10.1 to Form 10-Q.*

Exhibit No.

	8.	Employment agreement between the Company and Todd J. Vasos, Senior Vice President—Marketing, dated November 21, 2001, is incorporated herein by reference as previously filed with the Commission on April 17, 2002, as Exhibit 10(l) to Form 10-K.*

	9.	Amendment to employment agreement between the Company and Steven F. McCann, Senior Vice President, Chief Financial Officer and Treasurer, dated May 22, 2002, is incorporated herein by reference as previously filed with the Commission on September 16, 2002, as Exhibit 10.1 to Form 10-Q.*

	10.	The Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as amended, is incorporated herein by reference as previously filed with the Commission on August 29, 2002, on Form S-8, Registration No. 333-98913.*

	11.	The Longs Drug Stores Corporation Amended and Restated 1995 Long-Term Incentive Plan, as previously filed with the Commission on April 11, 2005, as exhibit to Proxy Statement in connection with the Company’s May 24, 2005 Annual Meeting of Stockholders.*

	12.	Employment agreement between the Company and Warren F. Bryant, dated October 30, 2002, is incorporated herein by reference as previously filed with the Commission on December 16, 2002, as Exhibit 10.2 to Form 10-Q.*

	13.	The Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, as amended, is incorporated by reference as previously filed with the Commission on April 18, 2003, as Exhibit (s) on Form 10-K.

	14.	Employment agreement between the Company and Bruce E. Schwallie, dated as of February 1, 2002, is incorporated herein by reference as previously filed with the Commission on April 18, 2003, as Exhibit (u) to Form 10-K.*

	15.	Employment agreement between the Company and Michael M. Laddon, dated February 25, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.2 to Form 10-Q.*

	16.	Employment agreement between the Company and William J. Rainey, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.3 to Form 10-Q.*

	17.	Longs Drug Stores Corporation 2003 Executive Incentive Plan, as approved by stockholders on May 20, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.1 to Form 10-Q.*

	18.	Amendment to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as approved by stockholders on May 20, 2003, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.2 to Form 10-Q.*

	19.	Form of Agreement for Termination Benefits in the Event of a Change in Corporate Control between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.4 to Form 10-Q.*

	20.	Form of Retention Agreement between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.5 to Form 10-Q.*

Exhibit No.

	21.	First Amendment to Employment Agreement among Warren F. Bryant, the Company and Longs Drug Stores California, Inc., dated March 2, 2004, is incorporated herein by reference as previously filed with the Commission on April 12, 2004, as Exhibit 10.cc to Form 10-K.*

	22.	Form of Indemnification Agreement between the Company and directors of Longs Drug Stores Corporation, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.dd to Form 10-K.*

	23.	Form of Indemnification Agreement between the Company and non-director officers of Longs Drug Stores Corporation, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.ee to Form 10-K.*

	24.	Form of Indemnification Agreement between Longs Drug Stores California, Inc. and directors and certain officers of Longs Drug Stores California, Inc, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.ff to Form 10-K.*

	25.	Amendment to employment agreement between the Company and Michael M. Laddon, dated June 1, 2004, is incorporated herein by reference as previously filed with the Commission on June 4, 2004, as Exhibit 10 to Form 10-Q. *

	26.	Credit Agreement dated as of August 6, 2004, between Longs Drug Stores California, Inc. and the lenders thereunder is incorporated herein by reference as previously filed with the Commission on September 3, 2004, as Exhibit 10 to Form 10-Q.

	27.	Form of stock option agreement for non-employee directors in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.1 to Form 10-Q.*

	28.	Form of stock option agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.2 to Form 10-Q.*

	29.	Form of restricted stock award agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.3 to Form 10-Q.*

	30.	Form of restricted stock award agreement in Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.4 to Form 10-Q.*

	31.	Form of stock option agreement in Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.5 to Form 10-Q.*

	32.	Form of restricted stock award agreement for senior officers under the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on June 2, 2005, as Exhibit 10.1 to Form 10-Q.*

	33.	Form of restricted stock award agreement for non-senior officers under the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on June 2, 2005, as Exhibit 10.2 to Form 10-Q.*

	34.	Form of restricted stock award under the Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on June 2, 2005, as Exhibit 10.2 to Form 10-Q.*

Exhibit No.

	35.	Prime Vendor Agreement, dated March 14, 2006, between AmerisourceBergen Drug Corporation and Longs Drugs Stores California, Inc., is incorporated herein by reference, as previously filed with the Commission on June 1, 2006, as Exhibit 10.1 to Form 10-Q.***

	36.	First Amendment to the Prime Vendor Agreement, effective April 19, 2006, between AmerisourceBergen Drug Corporation and Longs Drugs Stores California, Inc., is incorporated herein by reference, as previously filed with the Commission on June 1, 2006, as Exhibit 10.2 to Form 10-Q.***

	37.	Employment Agreement between Longs Drug Stores California, Inc. and Karen L. Stout, dated April 21, 2006, is incorporated herein by reference, as previously filed with the Commission on June 1, 2006, as Exhibit 10.3 to Form 10-Q.*

	38.	First Amendment to Credit Agreement, dated as of January 30, 2007, by and among the Company and the lenders party thereto, as previously filed with the Commission on February 1, 2007, as Exhibit 10.1 to Form 8-K.

	39.	Employment Agreement between the Company and Roger L. Chelemedos, dated May 9, 2006.*

	40.	Form of non-employee directors’ restricted stock award agreement pursuant to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan.*

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Confidential portions of this Exhibit were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION
(Registrant)

Date:	March 16, 2007	/s/ S. F. MCCANN
(S. F. McCann)
Executive Vice President,
Chief Financial Officer

Date:	March 16, 2007	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos)
Senior Vice President—Finance
Controller and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. F. BRYANT (W. F. Bryant)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ L. T. BARNES, JR. (L. T. Barnes, Jr.)	Director	March 16, 2007

/s/ M. H. DASHE (M. H. Dashe)	Director	March 16, 2007

/s/ E. S. DILSAVER (E. S. Dilsaver)	Director	March 16, 2007

/s/ L. M. HARPER (L. M. Harper)	Director	March 16, 2007

/s/ R. M. LONG (R. M. Long)	Director	March 16, 2007

/s/ M. S. METZ, PH.D. (M. S. Metz, Ph.D.)	Director	March 16, 2007

/s/ H. R. SOMERSET (H. R. Somerset)	Director	March 16, 2007

/s/ D. A. TANOUE (D. A. Tanoue)	Director	March 16, 2007

/s/ A. G. WAGNER (A. G. Wagner)	Director	March 16, 2007