Form 10-Q
period 2007-04-26
LONGS DRUG STORES CORP
filed 2007-05-31
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 26, 2007

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

There were 38,091,095 shares of common stock, $.50 par value per share, outstanding as of May 24, 2007.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, our strategic initiatives; supply chain changes; Medicare prescription drug benefits; development of our pharmacy benefit services segment, including acquisition of a risk-bearing entity; merchandise and marketing efforts; operational improvements; safety improvements and workers’ compensation claims and costs; the number of store openings, closures and remodels; revenues; pharmacy reimbursements; gross profits; operating and administrative expenses; depreciation and amortization; liquidity and cash requirements; the level of capital expenditures; share repurchases; dividends; effective tax rates; contractual obligations; the effect of new accounting pronouncements; our goals for self-distribution of our front-end merchandise; and factors affecting front-end sales in fiscal 2008 and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Our ability to execute our previously announced initiatives and the associated organizational changes;

•	Our ability to successfully manage our new prescription drug plans;

•	Our ability to increase self-distribution and improve our purchasing of front-end and pharmacy merchandise;

•	Our ability to successfully implement new technology, including a perpetual inventory system;

•	Disruption in our supply chain due to system and vendor conversions;

•	The success of our merchandise and marketing strategies;

•	Our ability to improve the performance of underperforming stores;

•	The timing, number and overall impact of store openings, closures and remodels;

•	Consumer reaction to our remodeled stores;

•	The effect of the new Medicare prescription drug benefit on our retail drug store and pharmacy benefit services revenues and profitability;

•	Our ability to grow prescription volumes;

•	Our ability to develop and integrate our pharmacy, mail order and pharmacy benefit services capabilities to take advantage of future growth opportunities;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs, including the timing of introduction and cost structure associated with generic drugs;

•	The efforts of third-party health plans, including government-sponsored plans, to reduce pharmacy reimbursements;

•	Changes in economic conditions, including economic growth and unemployment levels, and in consumer preferences and spending patterns;

•	The impact of rising gasoline prices and mortgage payments on economic conditions and consumer spending;

•	The effects of war and terrorism on economic conditions and consumer spending;

•	The impact of state and federal budget deficits on government healthcare spending and on general economic conditions;

•

Competition from other drugstore chains, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers, pharmacy benefit management companies and prescription drug plan providers;

•	The growth of mail order pharmacies, and changes in some third-party health plans requiring mail order fulfillment of certain medications;

•	Continued good relationships with our employees;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our relationships with our suppliers, especially AmerisourceBergen Drug Corporation;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•	The impact of pending or future litigation or regulatory proceedings;

•	The effectiveness of workers’ compensation reform efforts, especially in California, and the effect of potential further changes to California’s workers’ compensation laws;

•	Changes in state or federal legislation or regulations affecting our businesses;

•	Our ability to make and integrate acquisitions;

•	Changes to accounting policies and practices or internal controls; and

•	Other factors discussed in this report, in our Annual Report on Form 10-K for fiscal year 2007 under “Risk Factors” and in our other SEC filings.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I —FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended
	April 26, 2007	April 27, 2006
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$1,185,011	$1,134,977
Pharmacy benefit services revenues	111,999	93,400

Total revenues	1,297,010	1,228,377

Costs and expenses:
Cost of retail drug store sales	881,059	851,924
Prescription drug plan benefit costs	92,496	77,278
Operating and administrative expenses	286,270	272,021
Provision for store closures and asset impairments, net	9,215	—

Operating income	27,970	27,154
Interest expense	1,676	1,362
Interest income	(196)	(911)

Income from continuing operations before income taxes	26,490	26,703
Income taxes	10,464	10,374

Income from continuing operations	16,026	16,329
Loss from discontinued operations, net of tax (Note 3)	(2,988)	(545)

Net income	$13,038	$15,784

Earnings per common share:
Basic:
Income from continuing operations	$0.43	$0.44
Loss from discontinued operations	(0.08)	(0.02)

Net income	0.35	0.42

Diluted:
Income from continuing operations	$0.42	$0.43
Loss from discontinued operations	(0.08)	(0.02)

Net income	0.34	0.41

Dividends per common share	$0.14	$0.14

Weighted average number of shares outstanding:
Basic	37,321	37,319
Diluted	38,298	38,289

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	April 26, 2007	April 27, 2006	January 25, 2007
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$24,719	$74,405	$27,596
Accounts receivable, net	296,924	221,936	282,728
Merchandise inventories, net	477,973	439,152	491,295
Deferred income taxes	58,890	44,004	60,153
Prepaid expenses and other current assets	23,813	22,912	22,017
Assets held for sale	8,468	—	—

Total current assets	890,787	802,409	883,789

Property:
Land	112,810	113,131	116,171
Buildings and leasehold improvements	669,152	611,145	668,800
Equipment and fixtures	612,021	604,316	621,068

Total	1,393,983	1,328,592	1,406,039
Less accumulated depreciation	700,716	693,234	705,856

Property, net	693,267	635,358	700,183

Goodwill	84,450	84,383	84,450
Intangible assets, net	23,248	6,186	14,904
Other non-current assets	4,577	7,025	4,342

Total	$1,696,329	$1,535,361	$1,687,668

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$268,863	$243,658	$230,754
Pharmacy benefits payable	126,275	99,692	148,595
Accrued employee compensation and benefits	114,045	121,647	131,088
Taxes payable	39,461	49,521	59,715
Other accrued expenses	69,062	59,500	73,682
Current maturities of debt	6,727	43,727	6,727

Total current liabilities	624,433	617,745	650,561

Long-term debt	112,364	57,091	118,091
Deferred income taxes and other long-term liabilities	119,234	76,852	103,459
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,900,000, 37,749,000 and 37,406,000 shares outstanding	18,950	18,874	18,703
Additional capital	269,781	227,180	250,113
Retained earnings	551,567	537,619	546,741

Total stockholders’ equity	840,298	783,673	815,557

Total	$1,696,329	$1,535,361	$1,687,668

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 13 weeks ended
	April 26, 2007	April 27, 2006
	Thousands
Operating Activities:
Net income	$13,038	$15,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,583	21,279
Provision for store closures and asset impairments, net	10,340	—
Deferred income taxes and other	1,104	(5,180)
Stock awards and options, net	6,333	3,310
Excess tax benefits related to stock awards and options	(1,923)	(1,093)
Common stock contribution to benefit plan	7,419	5,999
Changes in assets and liabilities:
Accounts receivable	(28,682)	(38,723)
Merchandise inventories	15,100	22,878
Other assets	(1,745)	(901)
Current liabilities and other	(22,320)	27,957

Net cash provided by operating activities	21,247	51,310

Investing Activities:
Capital expenditures	(28,164)	(39,942)
Acquisitions	(9,427)	(3,954)
Proceeds from dispositions of property and intangible assets	4,358	137

Net cash used in investing activities	(33,233)	(43,759)

Financing Activities:
Proceeds from (repayments of) revolving line of credit borrowings, net	(3,000)	—
Repayments of private placement notes and other borrowings	(2,727)	(4,870)
Repurchase of common stock	(2,825)	(4,044)
Proceeds from exercise of stock options	6,584	5,290
Dividend payments	(5,282)	(5,255)
Medicare Part D subsidy receipts (disbursements), net	14,744	—
Excess tax benefits related to stock awards and options	1,923	1,093
Other	(308)	(22)

Net cash provided by (used in) financing activities	9,109	(7,808)

Decrease in cash and cash equivalents	(2,877)	(257)
Cash and cash equivalents at beginning of period	27,596	74,662

Cash and cash equivalents at end of period	$24,719	$74,405

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,999	$1,679
Cash paid for income taxes	16,402	16,129

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 25, 2007 and the 13 weeks ended April 26, 2007

	Common Stock		Additional Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	Thousands
Balance at January 26, 2006	37,216	$18,608	$213,374	$530,607	$762,589
Net income				74,461	74,461
Dividends ($0.56 per share)				(20,953)	(20,953)
Stock contributions to Employee Savings and Profit Sharing Plan	258	129	10,540		10,669
Stock awards, net of forfeitures	340	170	(1,597)		(1,427)
Stock-based compensation expense			15,320		15,320
Stock options exercised	576	288	12,829		13,117
Tax benefit related to stock awards and stock options, net			5,915		5,915
Repurchase of common stock	(984)	(492)	(6,268)	(37,374)	(44,134)

Balance at January 25, 2007	37,406	18,703	250,113	546,741	815,557

Cumulative effect of accounting change (Note 2)				(526)	(526)
Net income				13,038	13,038
Dividends ($0.14 per share)				(5,282)	(5,282)
Stock contributions to Employee Savings and Profit Sharing Plan	162	81	7,338		7,419
Stock awards, net of forfeitures	108	54	(2,210)		(2,156)
Stock-based compensation expense			5,052		5,052
Stock options exercised	280	140	6,444		6,584
Tax benefit related to stock awards and stock options, net			3,437		3,437
Repurchase of common stock	(56)	(28)	(393)	(2,404)	(2,825)

Balance at April 26, 2007	37,900	$18,950	$269,781	$551,567	$840,298

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 25, 2007, except for the accounting change discussed in Note 2, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended April 26, 2007 and April 27, 2006 are unaudited. The condensed consolidated balance sheet as of January 25, 2007, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 25, 2007. Reclassifications have been made to certain prior period amounts to conform to the fiscal 2008 presentation, including the combination of depreciation and amortization expenses and operating and administrative expenses on our condensed statements of consolidated income, and the separate presentation of various current liabilities on our condensed consolidated balance sheets. The condensed statement of consolidated income for the thirteen weeks ended April 27, 2006, has been revised to present certain components as discontinued operations (see Note 3). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim condensed consolidated financial statements should be read together with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2007.

2. Accounting Change

In the first quarter of fiscal 2008, the Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 requires the recognition of tax positions when it is more likely than not that such positions will be sustained upon examination. Tax positions that meet this recognition threshold are to be measured at the largest amount of tax benefit that is cumulatively greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The adoption of FIN. 48 resulted in a $0.5 million decrease to retained earnings for the cumulative effect of the change in accounting principle as of January 26, 2007 (the first day of fiscal 2008). The Company’s total unrecognized tax benefits, including the portion that would affect the Company’s effective tax rate if recognized, are not material.

The Company’s federal income tax returns for the years ended January 2004 and later are subject to examination by the Internal Revenue Service (“IRS”) under the federal statute of limitations. The Company’s California income tax returns for the years ended January 2003 and later are subject to examination by the California Franchise Tax Board under California’s statute of limitations. Income tax returns for the Company’s other major state jurisdictions are subject to examination by the respective state tax authorities for the years ended January 2004 and later. During the first quarter of fiscal 2008, the IRS notified the Company of an examination of its federal income tax return for the year ended January 29, 2004. This examination commenced during the second quarter of fiscal 2008. It is reasonably possible that the outcome of this examination could result in an adjustment to the Company’s unrecognized tax benefits in the next 12 months. However, the amount and timing of the adjustment, if any, cannot be estimated at this time.

The Company includes interest and penalties related to income taxes in income tax expense on the statement of consolidated income and in taxes payable (the non-current portion of which is included in other long-term liabilities) on the consolidated balance sheet. Such amounts are not material to any period presented.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Store Dispositions

In February 2007, the Company’s Board of Directors approved a plan to dispose of 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores are located in markets the Company entered in the 1980’s and 1990’s that remain underdeveloped. Sufficiently developing the Company’s presence in these markets would require significant investment that management believes would be better directed toward markets that offer greater opportunities for more satisfactory returns. As of April 26, 2007, the Company had closed 15 of these stores, and had signed agreements for the sale of another nine stores to other drug store chains. The Company expects to complete the sale of these nine stores and the closure of the remaining seven stores during the second quarter of fiscal 2008.

Each of these 31 stores constitutes a “component” as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Net property – primarily land, buildings and leasehold improvements – of $8.5 million associated with these stores is classified in assets held for sale as of April 26, 2007. The stores located in Washington, Oregon and Colorado are reported as discontinued operations effective in fiscal 2008 in accordance with SFAS No. 144, and as such both current and prior year results for these stores are classified within discontinued operations on the Company’s statements of consolidated income. The eight stores located in California will be reported within continuing operations.

The Company will record the net costs associated with the disposition of these 31 stores during fiscal 2008 as the stores are sold or closed and the related assets are disposed of, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For the eight stores located in California, such net costs are estimated to be approximately $10.5 million to $13.0 million pre-tax, primarily for lease-related costs net of sublease income. During the 13 weeks ended April 26, 2007, the Company incurred $9.2 million of such pre-tax net costs, which are included in the provision for store closures and asset impairments within continuing operations.

For the 23 stores located in Washington, Oregon and Colorado, the Company estimates a net pre-tax gain of $2.5 million to $5.0 million ($1.5 million to $3.0 million after tax), which includes gains of approximately $18.0 million to $26.0 million on the sale of store properties and related assets, offset by approximately $9.0 million to $13.0 million pre-tax for lease-related costs net of estimated sublease rental income, $3.0 million to $3.5 million pre-tax for employee severance, and $3.5 million to $4.5 million of net operating losses during the pre-closure period. During the 13 weeks ended April 26, 2007, the Company incurred pre-tax costs of $6.3 million for lease-related costs net of estimated sublease rental income and $2.6 million for employee severance, offset by pre-tax gains of $7.8 million on the sale of store properties and related assets, related to the 23 stores located in Washington, Oregon and Colorado. Net operating losses related to these stores for the 13 weeks ended April 26, 2007, were $3.9 million pre-tax, for a total net loss from discontinued operations of $5.0 million pre-tax ($3.0 million after tax).

Cash payments related to these store dispositions were not significant during the first quarter of fiscal 2008. Proceeds from dispositions of property and intangible assets of $4.4 million primarily include sales of pharmacy prescription files associated with these stores.

Results from discontinued operations were as follows:

	13 weeks ended
	April 26, 2007	April 27, 2006
	Thousands
Retail drug store sales	$30,232	$30,984
Costs and expenses:
Cost of retail drug store sales	26,363	24,031
Operating and administrative expenses	7,741	7,865
Provision for store closures and asset impairments, net	1,125	0

Loss before income taxes	(4,997)	(912)
Income tax benefit	2,009	367

Loss from discontinued operations, net of tax	$(2,988)	$(545)

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Acquisitions

In the first quarter of fiscal 2008, the Company purchased the assets of six retail pharmacies, including four from PharMerica, Inc., a subsidiary of AmerisourceBergen Corporation, for a total of $10.2 million. These acquisitions increased the Company’s portfolio of smaller retail pharmacies, many of which are close to the point of care, such as hospitals, clinics and medical office buildings. Three of the acquired stores are located in California, and three are in Hawaii. As of April 26, 2007, the Company allocated the $10.2 million total acquisition cost to pharmacy prescription files ($8.3 million), inventory ($1.8 million) and property and equipment ($0.1 million). The results of operations of the acquired locations are included in the Company’s consolidated financial statements within the retail drug store segment as of their various acquisition dates. The pro forma effects of these acquisitions on the Company’s consolidated financial statements for periods prior to the acquisitions are not significant, either individually or in the aggregate.

In April 2007, the Company entered into an agreement to acquire the assets of six stores in the Reno, Nevada area from Rite Aid Corporation (“Rite Aid”) and to sell to Rite Aid certain of the stores included in the Company’s disposition plans announced in February 2007 (see Note 3). The Company expects to complete this transaction in the second quarter of fiscal 2008. This transaction increased the Company’s presence in the Reno area while accelerating the disposition of stores in Washington and Oregon. The Company will account for this purchase and sale transaction based on the fair values of the assets exchanged.

5. Earnings Per Share

Basic earnings per share are computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income by the weighted average number of common shares and dilutive common equivalent shares (stock options and restricted stock awards) outstanding during the period. The following is a reconciliation of the number of shares used in the Company’s basic and diluted earnings per share computations:

	13 weeks ended
	April 26, 2007	April 27 2006
	Thousands
Basic weighted average number of shares outstanding	37,321	37,319
Effect of dilution from:
Stock options	772	769
Restricted stock awards	205	201

Diluted weighted average number of shares outstanding	38,298	38,289

The computation of diluted earnings per share excluded 0.1 million and 0.3 million stock option shares for the 13 weeks ended April 26, 2007, and April 27, 2006, respectively, because their inclusion would have been anti-dilutive.

6. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $198.9 million as of April 26, 2007, $185.1 million as of April 27, 2006, and $195.9 million as of January 25, 2007. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

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

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of April 26, 2007:
Intangible assets subject to amortization:
Pharmacy prescription files	3-5 years	$20,428	$(2,882)	$17,546
Non-compete agreements and other	4-5 years	630	(11)	619

Total		21,058	(2,893)	18,165
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,083	—	5,083

Total		$26,141	$(2,893)	$23,248

As of January 25, 2007:
Intangible assets subject to amortization:
Pharmacy prescription files	1-5 years	$12,519	$(2,699)	$9,820
Non-compete agreements and other	2-5 years	5	(4)	1

Total		12,524	(2,703)	9,821
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,083	—	5,083

Total		$17,607	$(2,703)	$14,904

The increase in pharmacy prescription files was primarily due to the acquisition of six retail pharmacies during the first quarter of 2008 (see Note 4).

Amortization expense for intangible assets with finite useful lives was $0.8 million and $0.2 million for the 13-week periods ended April 26, 2007 and April 27, 2006, respectively. Estimated future annual amortization expense of these intangibles is as follows (in thousands):

Fiscal year ending:
2008 (remainder of year)	$3,413
2009	4,254
2010	3,841
2011	3,625
2012	2,679
Thereafter	353

Total	$18,165

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt

Debt at April 26, 2007 and January 25, 2007 consisted of the following:

	April 26, 2007	January 25, 2007
	Thousands
Secured revolving line of credit, variable interest (weighted average rate of 6.49% as of April 26, 2007), expires January 2012	$62,000	$65,000
Private placement notes, fixed interest rates ranging from 6.19% to 6.71%, mature at various dates through 2014	57,091	59,818

Total debt	119,091	124,818
Less current maturities	6,727	6,727

Long-term portion	$112,364	$118,091

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of April 26, 2007, the Company was in compliance with the restrictions and limitations included in these provisions.

9. Commitments and Contingencies

Rankin v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, San Diego County in October 2004, and was subsequently certified as a class action. The lawsuit alleges that the Company’s employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for himself and all similarly situated individuals who applied for employment with the Company during the class period. The Company is vigorously defending this litigation. A trial date of August 20, 2007 has been set by the court. The financial impact to the Company, if any, cannot be predicted at this time.

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

In addition to the matters described above, the Company is subject to various lawsuits, claims and federal and state regulatory reviews and actions arising in the normal course of its businesses. The Company accrues amounts it believes are adequate to address the liabilities related to lawsuits and other proceedings that the Company believes will result in a probable loss. However, the ultimate resolution of such matters is uncertain and outcomes are not predictable with assurance. It is possible that lawsuits or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations.

10. Segment Information

The Company operates in two business segments: retail drug stores and pharmacy benefit services. These segments were identified based on their separate and distinct products and services, technology, marketing strategies and management reporting. Management evaluates the segments’ operating performance separately and allocates resources based on the segment’s respective financial condition, results of operations and cash flows. Inter-segment transactions and balances are eliminated in consolidation.

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, health and beauty products, photo and photo processing, and food and beverage items. As of April 26, 2007, the retail drug store segment operated 500 retail stores in the western United States, primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

The pharmacy benefit services segment, operated through the Company’s subsidiary, RxAmerica LLC, provides pharmacy benefit management services whereby RxAmerica contracts with third-party health plans, retail pharmacies and drug manufacturers to

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, claims administration and formulary management. The pharmacy benefit services segment also operates prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The following tables summarize significant financial information by segment:

	For the 13 weeks ended
	April 26, 2007	April 27, 2006
	Thousands
Revenues:
Retail Drug Stores	$1,185,011	$1,134,977
Pharmacy Benefit Services	111,999	93,400

Consolidated Totals	$1,297,010	$1,228,377

Operating Income:
Retail Drug Stores	$23,396	$23,209
Pharmacy Benefit Services	4,574	3,945

Consolidated Totals	$27,970	$27,154

	April 26, 2007	April 27, 2006	January 25, 2007
	Thousands
Total Assets:
Retail Drug Stores	$1,575,024	$1,437,418	$1,568,619
Pharmacy Benefit Services	202,039	175,498	223,342
Inter-segment Eliminations	(80,734)	(77,555)	(104,293)

Consolidated Totals	$1,696,329	$1,535,361	$1,687,668

Consolidated total revenues include the following product and service types:

	For the 13 weeks ended
	April 26, 2007	April 27 2006
	Thousands
Pharmacy sales	$620,522	$584,163
Front-end sales	564,489	550,814
Prescription drug plan revenues	96,558	82,319
Pharmacy benefit management revenues	15,441	11,081

Consolidated total revenues	$1,297,010	$1,228,377

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and the related notes. This discussion contains forward-looking statements relating to, among other things, matters set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion, under “Cautionary Statement Regarding Forward-Looking Statements” and under “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2007 and elsewhere in this Form 10-Q.

OVERVIEW

Longs Drug Stores Corporation is one of the most recognized retail drug store chains on the West Coast and in Hawaii. With 500 stores as of April 26, 2007, we provide expert pharmacy services and a wide assortment of merchandise focusing on health, wellness, beauty and convenience.

We also provide pharmacy benefit services, including pharmacy benefit management and Medicare beneficiary prescription drug plans, through our wholly-owned subsidiary, RxAmerica LLC. We participate in the Medicare drug benefit program through both our retail drug store pharmacies and our pharmacy benefit services subsidiary. RxAmerica has contracted with the federal Centers for Medicare and Medicaid Services (“CMS”) to be a prescription drug plan sponsor in all 50 states and the District of Columbia.

Our financial results for the 13 weeks ended April 26, 2007 reflect the progress we have made on our initiatives to make Longs a stronger competitor and more profitable company. We made significant progress on our initiatives to improve our profitability and the longer term growth prospects of our core retail business during the first quarter. Our consolidated results also reflect the continued growth and overall performance of our pharmacy benefit services segment.

We were able to achieve these financial results while realigning our store base. In February 2007, we announced a plan to dispose of 31 stores during the first half of fiscal 2008, including all of our 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores are located in markets we entered in the 1980’s and 1990’s that remain underdeveloped. Sufficiently developing our presence in these markets would require significant investment that we believe would be better directed toward markets that offer greater opportunities for more satisfactory returns. We have, therefore, decided to close or sell the stores and market the assets. As of April 26, 2007, we have closed 15 of these stores, and have signed agreements for the sale of another nine stores to other drug store chains. We expect to complete the sale of these nine stores and the closure of the remaining seven stores during the second quarter of fiscal 2008.

RESULTS OF OPERATIONS

Revenues

	For the 13 weeks ended
	April 27, 2007	April 26, 2006
Retail drug store sales:
Pharmacy sales	$620,522	$584,163
Front-end sales	564,489	550,814

Total	$1,185,011	$1,134,977

Pharmacy benefit services revenues:
Prescription drug plan revenues	$96,558	$82,319
Pharmacy benefit management revenues	15,441	11,081

Total	$111,999	$93,400

Total revenues	$1,297,010	$1,228,377

Retail drug store sales:
Total sales growth over previous year	4.4%	2.3%
Same-store sales growth	2.0%	1.5%

Pharmacy sales growth	6.2%	6.0%
Same-store pharmacy sales growth	2.9%	5.0%
Pharmacy as a % of total retail drug store sales	52.4%	51.5%
% of pharmacy sales covered by third party health plans	95.0%	93.8%

Front-end sales growth (decline)	2.5%	(1.4)%
Same-store front-end sales growth (decline)	1.1%	(1.8)%
Front-end as a % of total retail drug store sales	47.6%	48.5%

Pharmacy benefit services revenues:
Prescription drug plan revenue growth over previous year	17.3%	N/A
Pharmacy benefit management revenue growth over previous year	39.3%	15.3%

Total revenues increased 5.6% in the first quarter of fiscal 2008 over the first quarter of fiscal 2007. Retail drug store sales were $1.19 billion, a 4.4% increase over the first quarter of fiscal 2007, with same-store sales increasing 2.0%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $112.0 million in the first quarter of fiscal 2008, a 20% increase over the first quarter of fiscal 2007. Prescription drug plan revenues increased $14.2 million, or 17.3%, and pharmacy benefit management revenues increased $4.4 million, or 39.3%.

Retail Drug Store Sales

Pharmacy sales increased 6.2% in the first quarter of fiscal 2008 over the first quarter of fiscal 2007, with same-store pharmacy sales increasing 2.9%. The increase in same-store pharmacy sales was primarily due to continued increases in average retail prescription prices and a slight increase in our number of prescriptions. Our prescription volumes reflect mild cold, flu and allergy seasons in our markets during the first quarter of fiscal 2008. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 5.1 to 5.3 percentage points. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

Pharmacy sales were 52.4% of total drug store sales in the first quarter of fiscal 2008, compared with 51.5% in the first quarter of fiscal 2007. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 95.0% of our pharmacy sales in the first quarter of fiscal 2008, compared with 93.8% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans, including the new Medicare prescription drug plans.

Front-end sales increased 2.5% in the first quarter of fiscal 2008 from the same quarter last year, with same-store front-end sales increasing 1.1%. The increase was primarily due to improved performance in our core categories of health, wellness, beauty and convenience as a result of our on-going merchandise strategy to improve our profitability by focusing on these categories.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in the first quarter of fiscal 2008 reflects the continued growth of RxAmerica, our pharmacy benefit services subsidiary. RxAmerica’s Medicare prescription drug plan revenues increased $14.2 million, or 17.3%, due to increased enrollment and the expansion of our prescription drug plans to all 50 states and the District of Columbia as of January 1, 2007. Pharmacy benefit management revenues increased $4.4 million, or 39.3%, due to the continued growth of that business.

Gross Profit

	April 26, 2007	April 27, 2006
Retail drug store gross profit (thousands)	$303,952	$283,053
Retail drug store gross profit margin	25.6%	24.9%
LIFO provision (thousands)	$3,000	$2,000

Prescription drug plan gross profit (thousands)	$4,062	$5,041
Prescription drug plan gross margin	4.2%	6.1%

Retail Drug Stores

Retail drug store gross profit was 25.6% of retail drug store sales in the first quarter of fiscal 2008, compared with 24.9% in the first quarter of fiscal 2007. The increase was primarily due to increased generic utilization, improved inventory management and increased self-distribution of front-end merchandise through our new Patterson distribution center. The effects of these factors were partially offset by the negative impact of lower reimbursement levels on our pharmacy sales. We expect these factors to continue to affect our retail drug store gross profit margins.

Our LIFO provision, which is included in the cost of retail drug store sales, was $3.0 million and $2.0 million in the first quarter of fiscal 2008 and fiscal 2007, respectively. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan benefit costs relate only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Prescription drug plan gross profit was 4.2% of prescription drug plan revenues in the first quarter of fiscal 2008, compared with 6.1% in the same period last year. The decrease was primarily due to more competitive bidding by prescription drug plan sponsors in the second year of the Medicare prescription drug benefit resulting in lower premiums as we expanded our prescription drug plans to all 50 states.

Operating and Administrative Expenses

Operating and administrative expenses were $286.3 million or 22.1% of revenues in the first quarter of fiscal 2008, compared with $272.0 million or 22.1% in the first quarter of fiscal 2007. The rate for the first quarter of fiscal 2008 is the same as last year as a result of increased revenues, offset by accelerated store growth.

Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments in the first quarter of fiscal 2008 included $9.2 million in net charges, primarily for lease-related costs net of sublease income, related to the planned disposition of eight stores in California as announced in February 2007. We expect to incur total net pre-tax costs of approximately $10.5 million to $13.0 million in fiscal 2008 related to the disposition of these stores. Costs related to the planned disposition of 23 stores in Washington, Oregon and Colorado are included in discontinued operations. See Note 3 to our Condensed Consolidated Financial Statements and “Discontinued Operations” below for further information.

Net Interest Expense

Net interest expense was $1.5 million in the first quarter of fiscal 2008, compared with $0.5 million in the first quarter of fiscal 2007. The increase was a result of higher average borrowings and less invested cash due to changes in our cash flow related to the growth of our prescription drug plans and increased capital expenditures.

Income Taxes

Our effective income tax rate was 39.5% in the first quarter of fiscal 2008, compared with 38.8% in the first quarter of 2007. We expect that our effective income tax rate for the full fiscal year will be approximately 39%.

Discontinued Operations

In February 2007, we announced a plan to dispose of 31 stores during the first half of fiscal 2008, including all of our 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the 31 stores are located in markets Longs entered in the 1980’s and 1990’s that remain underdeveloped. Sufficiently developing our presence in these markets would require significant investment that we believe would be better directed toward markets that offer greater opportunities for more satisfactory returns. We have, therefore, decided to close or sell the stores and market the assets. As of April 26, 2007, we have closed 15 of these stores, and have signed agreements for the sale of another nine stores to other drug store chains. We expect to complete the sale of these nine stores and the closure of the remaining seven stores during the second quarter of fiscal 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Ling-Lived Assets, the stores located in Washington, Oregon and Colorado are reported as discontinued operations effective in fiscal 2008, and as such both current and prior year results for these stores are classified within discontinued operations on our statements of consolidated income. The eight stores located in California will continue to be reported within continuing operations.

We will record the net costs associated with the disposition of these 31 stores during fiscal 2008 as the stores are sold or closed and the related assets are disposed of, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

For the 23 stores located in Washington, Oregon and Colorado, we estimate a net pre-tax gain of $2.5 million to $5.0 million ($1.5 million to $3.0 million after tax), which includes gains of approximately $18.0 million to $26.0 million on the sale of store properties and related assets, offset by approximately $9.0 million to $13.0 million pre-tax for lease-related costs net of estimated sublease rental income, $3.0 million to $3.5 million pre-tax for employee severance, and $3.5 million to $4.5 million of net operating losses during the pre-closure period. During the 13 weeks ended April 26, 2007, we incurred pre-tax costs of $6.3 million for lease-related costs net of estimated sublease rental income and $2.6 million for employee severance, offset by pre-tax gains of $7.8 million on the sale of store properties and related assets, related to the 23 stores located in Washington, Oregon and Colorado. Net operating losses related to these stores for the 13 weeks ended April 26, 2007, were $3.9 million pre-tax, for a total net loss from discontinued operations of $5.0 million pre-tax ($3.0 million after tax).

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured $325 million revolving line of credit with a syndication of banks, which expires in January 2012 and accrues interest at LIBOR-based rates. The agreement includes an option to further increase the credit facility’s borrowing and letter-of-credit capacity from $325 million to $400 million, subject to certain conditions. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of April 26, 2007, borrowings of $62 million with a weighted average interest rate of 6.49% were outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of April 26, 2007, we had $57.1 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 6.19% to 6.71%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $6.7 million as of April 26, 2007 constitute regularly scheduled principal payments due in the next twelve months, the majority of which will be paid in the fourth quarter of fiscal 2008.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could result in higher interest costs and potentially accelerated repayment requirements, and could affect our liquidity. As of April 26, 2007, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $21.2 million in the first quarter of fiscal 2008, compared with $51.3 million in the first quarter of fiscal 2007. The decrease in our operating cash flows in fiscal 2008 from fiscal 2007 was primarily due to reduced cash flows in our pharmacy benefit services segment due to the timing of benefit payments to pharmacies relative to our fiscal calendar. This timing difference will negatively impact the comparison of fiscal 2008 operating cash flow versus fiscal 2007. Lower premiums for our prescription drug plans in the second year of the Medicare prescription drug plan benefit also negatively impacted operating cash flows in our pharmacy benefit services segment. These factors were partially offset by increased net income after adjustments for non-cash items, including the provision for store closures and asset impairments and stock based compensation expense.

Operating cash flows associated with the planned disposition of 31 stores included severance and lease-related payments, which were not significant during the first quarter of fiscal 2008.

Investing Cash Flows

Net cash used in investing activities was $33.2 million in the first quarter of fiscal 2008, compared with $43.8 million in the same period last year. The decrease was primarily due to higher prior year expenditures for the construction of our new front-end distribution center in Patterson, California. The first quarter of fiscal 2008 also reflects $4.4 million in proceeds from the sale of prescription files, primarily associated with the planned disposition of 31 stores. We expect capital expenditures in fiscal 2008 to be between $150 million and $200 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements. During the first quarter of fiscal 2008 we opened or acquired seven stores, relocated one store, closed 16 stores and remodeled three stores. In fiscal 2008, we plan to open or relocate 30 to 35 stores and remodel up to 46 stores. In addition, in the ordinary course of business we may acquire additional stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash provided by financing activities was $9.1 million in the first quarter of fiscal 2008, compared with net cash used by financing activities of $7.8 million in the first quarter of fiscal 2007. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments, proceeds from the exercise of stock options, and Medicare Part D subsidy receipts and disbursements.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures, Medicare Part D subsidy receipts and disbursements, and stock repurchases. There were net repayments of $3.0 million on our revolving line of credit during the first quarter of fiscal 2008, compared with no borrowings or repayments in the same period last year. We also made regularly scheduled principal payments of $2.7 million on our private placement notes in the first quarter of fiscal 2008, compared with payments of $4.9 million in the first quarter of fiscal 2007. We are scheduled to make additional principal payments of $6.7 million on our private placement notes in the next 12 months.

We have repurchased shares of our outstanding common stock in the first quarter of both fiscal 2008 and fiscal 2007, as follows:

	For the 13 weeks ended
	April 26, 2007	April 27, 2006
Shares repurchased	56,000	84,000
Total cost (millions)	$2.8	$4.0

We repurchased these shares under a program authorized by our board of directors in May 2005. Under this share repurchase program, as of April 26, 2007, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of $73.2 million. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid regular quarterly dividends of $0.14 per share, totaling $5.3 million in the first quarters of both fiscal 2008 and 2007.

Financing cash flows include prescription drug plan disbursements covered by CMS, including reinsurance payments and low-income cost subsidies, net of amounts received from CMS for these payments. Differences between receipts and payments for these amounts depend on the timing and extent of the related claims from beneficiaries. In the first quarter of fiscal 2008, our reimbursements for these claims from CMS exceeded payments by $14.7 million. Final settlement of the outstanding balance with CMS will be made subsequent to the end of the plan year.

Accounting Change

See Note 2, “Accounting Change,” in the accompanying notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which $62 million in borrowings were outstanding as of April 26, 2007, bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. A 10% change in interest rates (65 basis points on our floating-rate debt as of April 26, 2007) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt. We do not currently undertake any specific actions to cover our exposure to interest rate risk, and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

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

As of April 26, 2007, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Rankin v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, San Diego County in October 2004, and was subsequently certified as a class action. The lawsuit alleges that our employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for himself and all similarly situated individuals who applied for employment with us during the class period. We are vigorously defending this litigation. A trial date of August 20, 2007 has been set by the court. The financial impact to us, if any, cannot be predicted at this time.

During the third quarter of fiscal 2007, we completed a self-audit of certain of our California drug stores located in three counties that was initiated at the request of the State of California Department of Industrial Relations (“DIR”). The audit related to compliance with California law relating to meal period requirements. We made compensatory payments resulting from this audit, which were not material to us, during the fourth quarter of fiscal 2007. The DIR has also requested that we conduct an audit related to meal period compliance for all of our California drug stores. The financial impact to us of additional payments required as a result of the additional audit, if any, cannot be determined at this time.

In addition to the matters described above, we are subject to various lawsuits, claims and federal and state regulatory reviews and actions arising in the normal course of its businesses. We accrue amounts we believe are adequate to address the liabilities related to lawsuits and other proceedings that we believe will result in a probable loss. However, the ultimate resolution of such matters is uncertain and outcomes are not predictable with assurance. It is possible that lawsuits or other proceedings brought against us could have a material adverse impact on our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 25, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended April 26, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
January 26, 2007—February 22, 2007	—	—	—	$76.0 million

Month #2
February 23, 2007—March 29, 2007	56,000	$50.97	56,000	$73.2 million

Month #3
March 30, 2007—April 26, 2007	—	—	—	$73.2 million

Total	56,000	$50.97	56,000

(1)	All of the shares repurchased during the quarter ended April 26, 2007 were under the May 2005 authorization by the Board of Directors.

Item 6.	Exhibits

(a)	EXHIBITS

Exhibit No.	Exhibit Name
31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference in any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: May 31, 2007	/s/ S. F. MCCANN
(S. F. McCann)
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 31, 2007	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos)
Senior Vice President—Finance, Controller and Treasurer (Principal Accounting Officer)