Form 10-Q
period 2007-07-26
LONGS DRUG STORES CORP
filed 2007-08-22
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 26, 2007

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

There were 37,759,570 shares of common stock, $.50 par value per share, outstanding as of July 26, 2007.

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

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Our ability to execute our previously announced initiatives;

•	Our ability to successfully manage our prescription drug plans;

•	Our ability to increase self-distribution and improve our purchasing of front-end and pharmacy merchandise;

•	Our ability to successfully implement new technology, including a perpetual inventory system;

•	Disruption in our supply chain due to system and vendor conversions;

•	The success of our merchandise and marketing strategies (including price reduction programs implemented in response to competitive pressures);

•	Our ability to improve the performance of underperforming stores;

•	The timing, number and overall impact of store openings, closures and remodels;

•	Consumer reaction to our remodeled stores;

•	The effect of the new Medicare prescription drug benefit on our retail drug store and pharmacy benefit services revenues and profitability;

•	Our ability to grow prescription volumes;

•	Our ability to develop and integrate our pharmacy, mail order and pharmacy benefit services capabilities to take advantage of future growth opportunities;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs, including the timing of introduction and cost structure associated with generic drugs;

•	The efforts of third-party health plans, including government-sponsored plans, to reduce pharmacy reimbursements;

•	Changes in economic conditions, including economic growth, unemployment levels, consumer preferences and purchasing power and spending patterns generally;

•	The impact of rising gasoline prices and mortgage payments on economic conditions and consumer spending;

•	The effects of war and terrorism on economic conditions and consumer spending;

•	The impact of state and federal budget deficits on government healthcare spending and on general economic conditions;

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	July 26, 2007	July 27, 2006	July 26, 2007	July 27, 2006
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$1,195,591	$1,161,870	$2,380,602	$2,296,847
Pharmacy benefit services revenues	78,958	75,343	190,957	168,743

Total revenues	1,274,549	1,237,213	2,571,559	2,465,590

Costs and expenses:
Cost of retail drug store sales	881,118	868,461	1,762,177	1,720,385
Prescription drug plan benefit costs	54,174	58,744	146,670	136,022
Operating and administrative expenses	295,030	279,990	581,300	552,011
Legal settlements and other disputes, net	(431)	(430)	(431)	(430)
Provision for store closures and asset impairments, net	371	—	9,586	—

Operating income	44,287	30,448	72,257	57,602
Interest expense	1,772	1,480	3,448	2,842
Interest income	(282)	(726)	(478)	(1,637)

Income from continuing operations before income taxes	42,797	29,694	69,287	56,397
Income taxes	17,059	10,339	27,523	20,713

Income from continuing operations	25,738	19,355	41,764	35,684
Income (loss) from discontinued operations, net of tax (Note 3)	869	(323)	(2,119)	(868)

Net income	$26,607	$19,032	$39,645	$34,816

Earnings per common share:
Basic:
Income from continuing operations	$0.69	$0.52	$1.11	$0.96
Income (loss) from discontinued operations	0.02	(0.01)	(0.05)	(0.03)

Net income	0.71	0.51	1.06	0.93

Diluted:
Income from continuing operations	$0.67	$0.51	$1.09	$0.93
Income (loss) from discontinued operations	0.02	(0.01)	(0.06)	(0.02)

Net income	0.69	0.50	1.03	0.91

Dividends per common share	$0.14	$0.14	$0.28	$0.28

Weighted average number of shares outstanding:
Basic	37,417	37,223	37,469	37,344
Diluted	38,326	38,224	38,412	38,351

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	July 26, 2007	July 27, 2006	January 25, 2007
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$24,463	$21,237	$27,596
Accounts receivable, net	301,157	276,588	282,728
Merchandise inventories, net	494,473	479,793	491,295
Deferred income taxes	59,985	42,485	60,153
Prepaid expenses and other current assets	23,280	21,725	22,017
Assets held for sale	4,177	—	—

Total current assets	907,535	841,828	883,789

Property:
Land	113,279	114,606	116,171
Buildings and leasehold improvements	692,893	623,734	668,800
Equipment and fixtures	612,429	615,551	621,068

Total	1,418,601	1,353,891	1,406,039
Less accumulated depreciation	704,086	704,195	705,856

Property, net	714,515	649,696	700,183

Goodwill	84,450	84,383	84,450
Intangible assets, net	25,775	12,711	14,904
Other non-current assets	5,340	6,243	4,342

Total	$1,737,615	$1,594,861	$1,687,668

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$270,740	$276,636	$230,754
Pharmacy benefits payable	123,475	110,537	148,595
Accrued employee compensation and benefits	120,118	124,249	131,088
Taxes payable	54,383	52,490	59,715
Other accrued expenses	66,769	57,711	73,682
Current maturities of debt	6,727	43,727	6,727

Total current liabilities	642,212	665,350	650,561

Long-term debt	123,364	73,091	118,091
Deferred income taxes and other long-term liabilities	120,229	75,908	103,459
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,760,000, 37,404,000 and 37,406,000 shares outstanding	18,880	18,702	18,703
Additional capital	283,448	232,844	250,113
Retained earnings	549,482	528,966	546,741

Total stockholders’ equity	851,810	780,512	815,557

Total	$1,737,615	$1,594,861	$1,687,668

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 26 weeks ended
	July 26, 2007	July 27, 2006
	Thousands
Operating Activities:
Net income	$39,645	$34,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,543	43,724
Provision for store closures and asset impairments, net	5,772	—
Deferred income taxes and other	(3,968)	(5,042)
Stock awards and options, net	14,162	8,580
Excess tax benefits related to stock awards and options	(6,570)	(2,961)
Common stock contribution to benefit plan	10,224	8,381
Changes in assets and liabilities:
Accounts receivable	(12,492)	(52,716)
Merchandise inventories	(5,403)	(14,912)
Other assets	(2,082)	(2,005)
Current liabilities and other	(8,044)	75,885

Net cash provided by operating activities	77,787	93,750

Investing Activities:
Capital expenditures	(67,059)	(71,025)
Acquisitions	(12,021)	(16,366)
Proceeds from dispositions of property and intangible assets	19,848	683

Net cash used in investing activities	(59,232)	(86,708)

Financing Activities:
Proceeds from revolving line of credit borrowings, net	8,000	16,000
Repayments of private placement notes and other borrowings	(2,727)	(4,870)
Repurchase of common stock	(29,994)	(30,520)
Proceeds from exercise of stock options	13,356	7,216
Dividend payments	(10,614)	(10,550)
Medicare Part D subsidy receipts (disbursements), net	(5,937)	(40,659)
Excess tax benefits related to stock awards and options	6,570	2,961
Other	(342)	(45)

Net cash used in financing activities	(21,688)	(60,467)

Decrease in cash and cash equivalents	(3,133)	(53,425)
Cash and cash equivalents at beginning of period	27,596	74,662

Cash and cash equivalents at end of period	$24,463	$21,237

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$3,476	$2,771
Cash paid for income taxes	16,402	19,458

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 25, 2007 and the 26 weeks ended July 26, 2007

	Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	Thousands
Balance at January 26, 2006	37,216	$18,608	$213,374	$530,607	$762,589
Net income				74,461	74,461
Dividends ($0.56 per share)				(20,953)	(20,953)
Stock contributions to Employee Savings and Profit Sharing Plan	258	129	10,540		10,669
Stock awards, net of forfeitures	340	170	(1,597)		(1,427)
Stock-based compensation expense			15,320		15,320
Stock options exercised	576	288	12,829		13,117
Tax benefit related to stock awards and stock options, net			5,915		5,915
Repurchase of common stock	(984)	(492)	(6,268)	(37,374)	(44,134)

Balance at January 25, 2007	37,406	18,703	250,113	546,741	815,557

Cumulative effect of accounting change (Note 2)				(526)	(526)
Net income				39,645	39,645
Dividends ($0.28 per share)				(10,614)	(10,614)
Stock contributions to Employee Savings and Profit Sharing Plan	212	106	10,118		10,224
Stock awards, net of forfeitures	109	55	(2,674)		(2,619)
Stock-based compensation expense			9,018		9,018
Stock options exercised	588	294	13,062		13,356
Tax benefit related to stock awards and stock options, net			7,763		7,763
Repurchase of common stock	(555)	(278)	(3,952)	(25,764)	(29,994)

Balance at July 26, 2007	37,760	$18,880	$283,448	$549,482	$851,810

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 25, 2007, except for the accounting change discussed in Note 2, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended July 26, 2007 and July 27, 2006 are unaudited. The condensed consolidated balance sheet as of January 25, 2007, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 25, 2007. Reclassifications have been made to certain prior period amounts to conform to the fiscal 2008 presentation, including the combination of depreciation and amortization expenses with operating and administrative expenses on our condensed statements of consolidated income, and the separate presentation of various current liabilities on our condensed consolidated balance sheets. The condensed statement of consolidated income for the 13 and 26 weeks ended July 27, 2006, has been revised to present certain components as discontinued operations (see Note 3). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim condensed consolidated financial statements should be read together with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2007.

2. Accounting Change

In the first quarter of fiscal 2008, the Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. FIN 48 requires the recognition of tax positions when it is more likely than not that such positions will be sustained upon examination. Tax positions that meet this recognition threshold are to be measured at the largest amount of tax benefit that is cumulatively greater than 50% likely of being realized upon settlement with the taxing authority. The adoption of FIN 48 resulted in a $0.5 million decrease to retained earnings for the cumulative effect of the change in accounting principle as of January 26, 2007 (the first day of fiscal 2008). The Company’s total unrecognized tax benefits, including the portion that would affect the Company’s effective tax rate if recognized, are not material.

The Company’s federal income tax returns for the years ended January 2004 and later are subject to examination by the Internal Revenue Service (“IRS”) under the federal statute of limitations. The Company’s California income tax returns for the years ended January 2003 and later are subject to examination by the California Franchise Tax Board under California’s statute of limitations. Income tax returns for the Company’s other major state jurisdictions are subject to examination by the respective state tax authorities for the years ended January 2004 and later. During fiscal 2008, the IRS commenced an examination of the Company’s federal income tax returns for the years ended January 29, 2004 and January 27, 2005. It is reasonably possible that the outcome of this examination could result in an adjustment to the Company’s unrecognized tax benefits in the next 12 months. However, the amount and timing of the adjustment, if any, cannot be estimated at this time.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Store Dispositions

In February 2007, the Company’s board of directors approved a plan to dispose 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores were located in markets the Company entered in the 1980’s and 1990’s that remained underdeveloped. Sufficiently developing the Company’s presence in these markets would have required significant investment that management believed would be better directed toward markets that offer greater opportunities for more satisfactory returns. As of July 26, 2007, the Company had closed 30 of these stores. Approximately two-thirds of the store locations have been sold or sub-leased and the remainder are being actively marketed. One California store remains open as the Company evaluates alternatives related to this store.

Each of these 31 stores constitutes a “component” as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The stores located in Washington, Oregon and Colorado are reported as discontinued operations effective in fiscal 2008 in accordance with SFAS No. 144, and as such both current and prior year results for these stores are classified within discontinued operations on the Company’s condensed statements of consolidated income. Net property – primarily land, buildings and leasehold improvements – of $4.2 million associated with these stores is classified in assets held for sale as of July 26, 2007. The eight stores located in California are reported within continuing operations.

The Company records the net costs associated with the disposition of these 31 stores as the stores are sold or closed and the related assets are disposed of, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For the eight stores located in California, such total net costs are estimated to be approximately $10.5 million to $13.0 million pre-tax (or $6.3 million to $7.8 million after tax), primarily for lease-related costs net of sublease income and severance. During the 26 weeks ended July 26, 2007, the Company incurred $9.6 million of such pre-tax net costs, which are included in the provision for store closures and asset impairments within continuing operations.

The Company expects to incur pre-tax net losses of approximately zero to $2.3 million (zero to $1.4 million after tax) from discontinued operations related to the disposition of the 23 stores located in Washington, Oregon and Colorado, for the fiscal year ending January 31, 2008. During the 26 weeks ended July 26, 2007, the Company incurred a pre-tax net loss of $3.5 million ($2.1 million after tax) in discontinued operations for these 23 stores. This pre-tax net loss included costs of $10.7 million for lease-related costs net of estimated sublease rental income and $3.3 million for employee severance, and pre-tax operating losses of $7.3 million, offset by $17.8 million of pre-tax gains on the sale of store properties and related assets.

Results from discontinued operations were as follows:

	13 weeks ended		26 weeks ended
	July 26, 2007	July 27, 2006	July 26, 2007	July 27, 2006
	Thousands		Thousands
Retail drug store sales	$5,099	$30,747	$35,331	$61,731
Costs and expenses:
Cost of retail drug store sales	5,679	23,673	32,042	47,704
Operating and administrative expenses	2,905	7,614	10,646	15,479
Provision for store closures and asset impairments, net	(4,939)	—	(3,814)	—

Income (loss) before income taxes	1,454	(540)	(3,543)	(1,452)
Income tax (expense) benefit	(585)	217	1,424	584

Income (loss) from discontinued operations, net of tax	$869	$(323)	$(2,119)	$(868)

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following is a summary of the reserve for store closures, which is included in other long-term liabilities, for the first half of fiscal 2008 (in thousands):

26 Weeks Ended July 26, 2007
Thousands
Reserve balance - January 25, 2007	$3,456
Provision for present value of noncancellable lease obligations of stores closed, net of estimated sublease income	13,186
Provision for severance	3,584

Total provision for store closures	16,770

Reserve accretion	220
Cash payments for leases	(1,298)
Cash payments for severance	(3,584)

Reserve balance - July 26, 2007	$15,564

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

During the second quarter of fiscal 2008, the Company acquired the assets of six stores in the Reno, Nevada area from Rite Aid Corporation (“Rite Aid”) and sold to Rite Aid assets of certain of the stores included in the Company’s disposition plans announced in February 2007 (see Note 3). This transaction increased the Company’s presence in the Reno area while accelerating the disposition of stores in Washington and Oregon. The Company accounted for this purchase and sale transaction based on the fair values of the net assets exchanged. The Company allocated the $4.2 million total fair value of net assets acquired to property and equipment ($4.4 million), inventory ($3.3 million) and pharmacy prescription files ($3.2 million), partially offset by under market lease obligations ($6.7 million). The results of operations of the acquired stores are included in the Company’s consolidated financial statements within the retail drug store segment as of their acquisition date. The pro forma effects of the acquisition of these six stores on the Company’s consolidated financial statements for periods prior to the acquisition are not significant, either individually or in the aggregate.

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

	13 weeks ended		26 weeks ended
	July 26, 2007	July 27 2006	July 26, 2007	July 27 2006
	Thousands		Thousands
Basic weighted average number of shares outstanding	37,417	37,223	37,469	37,344
Effect of dilution from:
Stock options	704	832	738	822
Restricted stock awards	205	169	205	185

Diluted weighted average number of shares outstanding	38,326	38,224	38,412	38,351

The computation of diluted earnings per share excluded 0.1 million and 0.2 million stock option shares for the 13 weeks ended July 26, 2007, and July 27, 2006, respectively, and 0.2 million and 0.5 million for the 26 weeks ended July 26, 2007, and July 27, 2006, respectively, because their inclusion would have been anti-dilutive.

6. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $200.9 million as of July 26, 2007, $188.4 million as of July 27, 2006, and $195.9 million as of January 25, 2007. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Goodwill and Intangible Assets

All of the Company’s goodwill and other intangible assets are included in the retail drug store segment. Goodwill and other intangible assets with indefinite useful lives are not amortized, but are subject to impairment testing annually or whenever events or changes in circumstances indicate that their carrying values may not be recoverable. The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		Thousands
As of July 26, 2007:
Intangible assets subject to amortization:
Pharmacy prescription files	3-5 years	$24,057	$(3,953)	$20,104
Non-compete agreements and other	4-5 years	630	(42)	588

Total		24,687	(3,995)	20,692
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,083	—	5,083

Total		$29,770	$(3,995)	$25,775

As of January 25, 2007:
Intangible assets subject to amortization:
Pharmacy prescription files	1-5 years	$12,519	$(2,699)	$9,820
Non-compete agreements and other	2-5 years	5	(4)	1

Total		12,524	(2,703)	9,821
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,083	—	5,083

Total		$17,607	$(2,703)	$14,904

The increase in pharmacy prescription files was primarily due to the acquisition of 12 stores during the first half of fiscal 2008 (see Note 4).

Amortization expense for intangible assets with finite useful lives was $1.9 million and $0.5 million for the 26-week periods ended July 26, 2007 and July 27, 2006, respectively. Estimated future annual amortization expense of these intangibles is as follows (in thousands):

Fiscal year ending:
2008 (remainder of year)	$2,602
2009	4,839
2010	4,590
2011	4,526
2012	3,404
Thereafter	731

Total	$20,692

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt

Debt at July 26, 2007 and January 25, 2007 consisted of the following:

	July 26, 2007	January 25, 2007
	Thousands
Secured revolving line of credit, variable interest (weighted average rate of 6.44% as of July 26, 2007), expires January 2012	$73,000	$65,000
Private placement notes, fixed interest rates ranging from 6.19% to 6.71%, mature at various dates through 2014	57,091	59,818

Total debt	130,091	124,818
Less current maturities	6,727	6,727

Long-term portion	$123,364	$118,091

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of July 26, 2007, the Company was in compliance with the restrictions and limitations included in these provisions.

9. Commitments and Contingencies

Rankin v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, San Diego County, in October 2004, and was subsequently certified as a class action. The lawsuit alleges that the Company’s employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for himself and all similarly situated individuals who applied for employment with the Company during the class period. The Company is vigorously defending this litigation. The trial commenced on August 20, 2007. The financial impact to the Company, if any, cannot be estimated at this time.

During the third quarter of fiscal 2007, the Company completed a self-audit of certain of its California drug stores located in three counties that was initiated at the request of the State of California Department of Industrial Relations (“DIR”). The audit related to compliance with California law relating to meal period requirements. The Company made compensatory payments resulting from this audit, which were not material, during the fourth quarter of fiscal 2007. The DIR has also requested that the Company conduct an audit related to meal period compliance for all of its California drug stores. At this time the Company cannot reasonably estimate the amount of any possible payments that might be required as a result of an additional audit.

In addition to the matters described above, the Company is subject to various lawsuits, claims and federal and state regulatory reviews and actions arising in the normal course of its businesses. The Company accrues amounts it believes are adequate to address the liabilities related to lawsuits and other proceedings that it believes will result in a probable loss if the loss can be reasonably estimated. However, the ultimate resolution of such matters is uncertain and outcomes are not predictable with assurance. It is possible that the matters described above or other proceedings brought against the Company could have a material adverse impact on its financial condition and results of operations.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, health and beauty products, photo and photo processing, and food and beverage items. As of July 26, 2007, the retail drug store segment operated 492 retail stores in the western United States, primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

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

The following tables summarize significant financial information by segment:

	For the 13 weeks ended		For the 26 weeks ended
	July 26, 2007	July 27, 2006	July 26, 2007	July 27, 2006
	Thousands		Thousands
Revenues:
Retail Drug Stores	$1,195,591	$1,161,870	$2,380,602	$2,296,847
Pharmacy Benefit Services	78,958	75,343	190,957	168,743

Consolidated Totals	$1,274,549	$1,237,213	$2,571,559	$2,465,590

Operating Income:
Retail Drug Stores	$33,429	$26,700	$56,825	$49,909
Pharmacy Benefit Services	10,858	3,748	15,432	7,693

Consolidated Totals	$44,287	$30,448	$72,257	$57,602

	July 26, 2007	July 27, 2006	January 25, 2007
	Thousands
Total Assets:
Retail Drug Stores	$1,598,812	$1,475,728	$1,568,619
Pharmacy Benefit Services	212,537	189,133	223,342
Inter-segment Eliminations	(73,734)	(70,000)	(104,293)

Consolidated Totals	$1,737,615	$1,594,861	$1,687,668

Consolidated total revenues include the following product and service types:

	For the 13 weeks ended		For the 26 weeks ended
	July 26, 2007	July 27, 2006	July 26, 2007	July 27, 2006
	Thousands		Thousands
Pharmacy sales	$613,761	$583,376	$1,234,283	$1,167,539
Front-end sales	581,830	578,494	1,146,319	1,129,308
Prescription drug plan revenues	65,670	68,764	162,228	151,083
Pharmacy benefit management revenues	13,288	6,579	28,729	17,660

Consolidated total revenues	$1,274,549	$1,237,213	$2,571,559	$2,465,590

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Longs Drug Stores Corporation is one of the most recognized retail drug store chains on the West Coast and in Hawaii. With 492 stores as of July 26, 2007, we provide expert pharmacy services and a wide assortment of merchandise focusing on health, wellness, beauty and convenience.

We also provide pharmacy benefit services, including pharmacy benefit management and Medicare beneficiary prescription drug plans, through our wholly-owned subsidiary, RxAmerica L.L.C. We participate in the Medicare drug benefit program through both our retail drug store pharmacies and our pharmacy benefit services subsidiary. RxAmerica has contracted with the federal Centers for Medicare and Medicaid Services (“CMS”) to be a prescription drug plan sponsor in all 50 states and the District of Columbia.

Our financial results for the first half of fiscal 2008 reflect the progress we have made on our initiatives to make Longs a stronger competitor and more profitable company. We made significant progress on our initiatives to improve our profitability and the longer term growth prospects of our core retail business by realigning and upgrading our store base, increasing our self-distribution of front-end merchandise, installing supply chain system technology and improving our operations. Our consolidated results also reflect the continued profitable growth of our pharmacy benefit services segment.

In February 2007, we announced a plan to dispose 31 stores during fiscal 2008, including all of our 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores were located in markets we entered in the 1980’s and 1990’s that remained underdeveloped. Sufficiently developing our presence in these markets would have required significant investment that we believed would be better directed toward markets that offer greater opportunities for more satisfactory returns. We, therefore, decided to close the stores and market the assets. As of July 26, 2007, we have closed 30 of these stores. Approximately two-thirds of the store locations have been sold or sub-leased and the remainder are being actively marketed. One California store has remained open while we evaluate alternatives related to this store.

RESULTS OF OPERATIONS

Revenues

	For the 13 weeks ended		For the 26 weeks ended
	July 27, 2007	July 26, 2006	July 27, 2007	July 26, 2006
	Dollars in thousands
Retail drug store sales:
Pharmacy sales	$613,761	$583,376	$1,234,283	$1,167,539
Front-end sales	581,830	578,494	1,146,319	1,129,308

Total	$1,195,591	$1,161,870	$2,380,602	$2,296,847

Pharmacy benefit services revenues:
Prescription drug plan revenues	$65,670	$68,764	$162,228	$151,083
Pharmacy benefit management revenues	13,288	6,579	28,729	17,660

Total	$78,958	$75,343	$190,957	$168,743

Total revenues	$1,274,549	$1,237,213	$2,571,559	$2,465,590

Retail drug store sales:
Total sales growth over previous year	2.9%	4.0%	3.6%	3.2%
Same-store sales growth	1.0%	2.6%	1.5%	2.0%

Pharmacy sales growth	5.2%	8.5%	5.7%	7.5%
Same-store pharmacy sales growth	1.8%	6.4%	2.4%	5.7%
Pharmacy as a % of total retail drug store sales	51.3%	50.2%	51.8%	50.8%
% of pharmacy sales covered by third party health plans	94.8%	94.4%	94.9%	94.1%

Front-end sales growth (decline)	0.6%	(0.2)%	1.5%	(0.9)%
Same-store front-end sales growth (decline)	0.3%	(0.9)%	0.7%	(1.4)%
Front-end as a % of total retail drug store sales	48.7%	49.8%	48.2%	49.2%

Pharmacy benefit services revenues:
Prescription drug plan revenue growth (decline) over previous year	(4.5)%	N/A	7.4%	N/A
Pharmacy benefit management revenue growth (decline) over previous year	102.0%	(31.3)%	62.7%	(7.9)%

Thirteen Weeks Ended July 26, 2007 versus Thirteen Weeks Ended July 27, 2006

Total revenues increased 3.0% in the second quarter of fiscal 2008 over the second quarter of fiscal 2007. Retail drug store sales were $1.20 billion, a 2.9% increase over the second quarter of fiscal 2007, with same-store sales increasing 1.0%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $79.0 million in the second quarter of fiscal 2008, a 4.8% increase over the second quarter of fiscal 2007. Pharmacy benefit management revenues increased $6.7 million, or 102.0%, while prescription drug plan revenues decreased $3.1 million, or 4.5%.

Retail Drug Store Sales

Pharmacy sales increased 5.2% in the second quarter of fiscal 2008 over the second quarter of fiscal 2007, with same-store pharmacy sales increasing 1.8%. The increase in same-store pharmacy sales was primarily due to continued increases in average prescription prices. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 5.4 to 5.6 percentage points. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

Pharmacy sales were 51.3% of total drug store sales in the second quarter of fiscal 2008, compared with 50.2 % in the second quarter of fiscal 2007. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 94.8% of our pharmacy sales in the second quarter of fiscal 2008, compared with 94.4% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans, including the new Medicare prescription drug plans.

Front-end sales increased 0.6% in the second quarter of fiscal 2008 from the same quarter last year, with same-store front-end sales increasing 0.3%. The increase was primarily due to the performance in our core categories of health, wellness, beauty and convenience as a result of our on-going merchandise strategy.

Pharmacy Benefit Services Revenues

Pharmacy benefit management revenues were $13.3 million, compared with $6.6 million in the second quarter of fiscal 2007. Last year’s second quarter pharmacy benefit management revenues included a reduction of $3 million due to adjustments of certain rebate accruals recorded during that quarter. RxAmerica’s Medicare prescription drug plan revenues were $65.7 million compared with $68.8 million in the second quarter of last year. Prescription drug plan revenues include fixed monthly premiums paid by beneficiaries and CMS, as well as a CMS risk share component. The fixed monthly premiums are recognized on a straight-line basis over the coverage period. The risk share component is variable and can cause revenues to fluctuate from period to period.

Twenty-Six Weeks Ended July 26, 2007 versus Twenty-Six Weeks Ended July 27, 2006

Total revenues increased 4.3% in the first half of fiscal 2008 over the first half of fiscal 2007. Retail drug store sales were $2.38 billion, a 3.6% increase over the first half of fiscal 2007, with same-store sales increasing 1.5%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $191.0 million in the first half of fiscal 2008, a 13.2% increase over the first half of fiscal 2007. Pharmacy benefit management revenues increased $11.1 million, or 62.7%, while prescription drug plan revenues increased $11.1 million, or 7.4%.

Retail Drug Store Sales

Pharmacy sales increased 5.7% in the first half of fiscal 2008 over the first half of fiscal 2007, with same-store pharmacy sales increasing 2.4%. The increase in same-store pharmacy sales was primarily due to continued increases in average prescription prices. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced generic drugs.

Pharmacy sales were 51.8% of total drug store sales in the first half of fiscal 2008, compared with 50.8 % in the first half of fiscal 2007. Third-party health plans covered 94.9% of our pharmacy sales in the first half of fiscal 2008, compared with 94.1% in the same period last year.

Front-end sales increased 1.5% in the first half of fiscal 2008 from the same period last year, with same-store front-end sales increasing 0.7%. The increase was primarily due to continued improved performance in our core categories of health, wellness, beauty and convenience as a result of our on-going merchandise strategy to improve our profitability by focusing on these categories.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in the first half of fiscal 2008 reflects the continued growth of RxAmerica, our pharmacy benefit services subsidiary. Pharmacy benefit management revenues were $28.7 million, an increase of 62.7% from $17.7 million in the first half of fiscal 2007. Last year’s pharmacy benefit management revenues included a reduction of $3 million due to adjustments of certain rebate accruals recorded during the second quarter. RxAmerica’s Medicare prescription drug plan revenues were $162.2 million, an increase of 7.4% from $151.1 million in the first half of fiscal 2007.

Gross Profit

	For the 13 weeks ended		For the 26 weeks ended
	July 26, 2007	July 27, 2006	July 26, 2007	July 27, 2006
Retail drug store gross profit (thousands)	$314,473	$293,409	$618,425	$576,462
Retail drug store gross profit margin	26.3%	25.3%	26.0%	25.1%
LIFO provision (thousands)	$2,000	$3,250	$5,000	$5,250

Prescription drug plan gross profit (thousands)	$11,496	$10,020	$15,558	$15,061
Prescription drug plan gross margin	17.5%	14.6%	9.6%	10.0%

Thirteen Weeks Ended July 26, 2007 versus Thirteen Weeks Ended July 27, 2006

Retail Drug Stores

Retail drug store gross profit was 26.3% of retail drug store sales in the second quarter of fiscal 2008, compared with 25.3% in the second quarter of fiscal 2007. The increase was primarily due to merchandise mix, improved inventory management, increased self-distribution of front-end merchandise and increased generic utilization.

Our LIFO provision, which is included in the cost of retail drug store sales, was $2.0 million and $3.3 million in the second quarter of fiscal 2008 and fiscal 2007, respectively. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan benefit costs relate only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Prescription drug plan gross profit was 17.5% of prescription drug plan revenues in the second quarter of fiscal 2008, compared with 14.6% in the same period last year. The increase was primarily due to increased generic utilization.

Twenty-Six Weeks Ended July 26, 2007 versus Twenty-Six Weeks Ended July 27, 2006

Retail Drug Stores

Retail drug store gross profit was 26.0% of retail drug store sales in the first half of fiscal 2008, compared with 25.1% in the same period last year. The increase was primarily due to improved inventory management, increased self-distribution of front-end, increased generic utilization and merchandise mix. The effects of these factors were partially offset by the negative impact of lower reimbursement levels on our pharmacy sales.

Our LIFO provision, which is included in the cost of retail drug store sales, was $5.0 million and $5.3 million in the first half of fiscal 2008 and fiscal 2007, respectively.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan gross profit was 9.6% of prescription drug plan revenues in the first half of fiscal 2008, compared with 10.0% in the same period last year. The decrease was primarily due to more competitive bidding by prescription drug plan sponsors in the second year of the Medicare prescription drug benefit resulting in lower premiums as we expanded our prescription drug plans to all 50 states.

Operating and Administrative Expenses

Operating and administrative expenses were $295.0 million, or 23.1% of revenues, and $581.3 million, or 22.6% of revenues, in the second quarter and first half of fiscal 2008, respectively, compared with $280.0 million, or 22.6% of revenues, and $552.0 million, or 22.4% of revenues, in the second quarter and first half of fiscal 2007, respectively. The increase in operating and administrative expenses is primarily due to store expansion.

Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments of $0.4 million in the second quarter and $9.6 million in the first half of fiscal 2008 primarily includes lease-related costs, net of estimated sublease income, related to the planned disposition of eight stores in California as announced in February 2007. We closed or sold seven of the eight stores during the first half of fiscal 2008. We expect to incur total net pre-tax costs of approximately $10.5 million to $13.0 million in fiscal 2008 related to the disposition of these stores. Costs related to the planned disposition of 23 stores in Washington, Oregon and Colorado are included in discontinued operations. See Note 3 to our Condensed Consolidated Financial Statements and “Discontinued Operations” below for further information.

Net Interest Expense

Net interest expense was $1.5 million and $3.0 million in the second quarter and first half of fiscal 2008, respectively, compared with $0.8 million and $1.2 million in the second quarter and first half of fiscal 2007, respectively. The increase was a result of higher average borrowings and less invested cash.

Income Taxes

Our effective income tax rate was 39.9% and 39.7% in the second quarter and first half of fiscal 2008, respectively, compared with 34.8% and 36.7% in the second quarter and first half of 2007, respectively. The lower effective tax rates in fiscal 2007 reflect the resolution of certain tax matters in the second quarter last year. We expect that our effective income tax rate for the full 2008 fiscal year will be approximately 39%.

Discontinued Operations

In February 2007, we announced a plan to dispose 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores were located in markets we entered in the 1980’s and 1990’s that remained underdeveloped. Sufficiently developing our presence in these markets would have required significant investment that we believed would be better directed toward markets that offer greater opportunities for more satisfactory returns. As of July 26, 2007, we had closed 30 of these stores. Approximately two-thirds of the store locations have been sold or sub-leased and the remainder are being actively marketed. One California store remains open as we evaluate alternatives related to this store.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the stores located in Washington, Oregon and Colorado are reported as discontinued operations effective in fiscal 2008, and as such both current and prior year results for these stores are classified within discontinued operations on our condensed statements of consolidated income. The eight stores located in California will continue to be reported within continuing operations.

We record the net costs associated with the disposition of these 31 stores during fiscal 2008 as the stores are sold or closed and the related assets are disposed of, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

We expect to incur pre-tax net losses of approximately zero to $2.3 million (zero to $1.4 million after tax) from discontinued operations related to the disposition of the 23 stores located in Washington, Oregon and Colorado, for the fiscal year ending January 31, 2008. During the 26 weeks ended July 26, 2007, we incurred a pre-tax net loss of $3.5 million ($2.1 million after tax) in discontinued operations for these 23 stores. This pre-tax net loss included costs of $10.7 million for lease-related costs net of estimated sublease rental income and $3.3 million for employee severance, and pre-tax operating losses of $7.3 million, offset by $17.8 million of pre-tax gains on the sale of store properties and related assets.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured $325 million revolving line of credit with a syndication of banks, which expires in January 2012 and accrues interest at LIBOR-based rates. The agreement includes an option to further increase the credit facility’s borrowing and letter-of-credit capacity from $325 million to $400 million, subject to certain conditions. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of July 26, 2007, borrowings of $73 million with a weighted average interest rate of 6.44% were outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of July 26, 2007, we had $57.1 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 6.19% to 6.71%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $6.7 million as of July 26, 2007 constitute regularly scheduled principal payments due in the next twelve months, the majority of which will be paid in the fourth quarter of fiscal 2008.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could result in higher interest costs and potentially accelerated repayment requirements, and could affect our liquidity. As of July 26, 2007, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $77.8 million in the first half of fiscal 2008, compared with $93.8 million in the first half of fiscal 2007. The decrease in our operating cash flows in fiscal 2008 from fiscal 2007 was primarily due to reduced cash flows in our pharmacy benefit services segment due to the timing of benefit payments to pharmacies relative to our fiscal calendar. This timing difference will negatively impact the comparison of fiscal 2008 operating cash flows versus fiscal 2007. These factors were partially offset by increased net income after adjustments for non-cash items, including the provision for store closures and asset impairments and stock based compensation expense.

Operating cash flows associated with the planned disposition of 31 stores included severance and lease-related payments, and were not material to our operating cash flows during the first half of fiscal 2008.

Investing Cash Flows

Net cash used in investing activities was $59.2 million in the first half of fiscal 2008, compared with $86.7 million in the same period last year. The first half of fiscal 2008 includes $19.8 million in proceeds from the sale of property, primarily prescription files and real estate associated with the planned disposition of 31 stores. We expect capital expenditures in fiscal 2008 to be between $150 million and $200 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements. During the first half of fiscal 2008 we opened or acquired 15 stores, relocated one store, closed 32 stores and remodeled 14 stores. For the full fiscal year, we plan to open or relocate 30 to 35 stores and remodel up to 46 stores. In addition, in the ordinary course of business we may acquire additional stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash used in financing activities was $21.7 million in the first half of fiscal 2008, compared with $60.5 million in the first half of fiscal 2007. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments, proceeds from the exercise of stock options, and Medicare Part D subsidy receipts and disbursements.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures, Medicare Part D subsidy receipts and disbursements, and stock repurchases. There were net borrowings of $8.0 million on our revolving line of credit during the first half of fiscal 2008, compared with net borrowings of $16.0 million in the same period last year. We also made regularly scheduled principal payments of $2.7 million on our private placement notes in the first half of fiscal 2008, compared with payments of $4.9 million in the first half of fiscal 2007. We are scheduled to make additional principal payments of $6.7 million on our private placement notes in the next 12 months.

We repurchased 555,000 shares of our outstanding common stock in the first half of fiscal 2008 at a total cost of $30.0 million. In the first half of fiscal 2007, we repurchased 684,000 shares at a total cost of $30.5 million. We repurchased these shares under a program authorized by our board of directors in May 2005. Under this share repurchase program, as of July 26, 2007, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of $46.0 million. Any future repurchase of our common stock will depend on existing market conditions, our financial position, and other capital requirements.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid regular quarterly dividends totaling $10.6 million in the first half of both fiscal 2008 and 2007.

Financing cash flows include prescription drug plan disbursements covered by CMS, including reinsurance payments and low-income cost subsidies, net of amounts received from CMS for these payments. Differences between receipts and payments for these amounts depend on the timing and extent of the related claims from beneficiaries. In the first half of fiscal 2008, our payments for these claims exceeded reimbursements from CMS by $5.9 million, compared with $40.7 million in the first half of fiscal 2007. Final settlement of the outstanding balance with CMS is made subsequent to the end of the plan year.

Accounting Change

See Note 2, “Accounting Change,” in the accompanying notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which $73 million in borrowings were outstanding as of July 26, 2007, bears interest at LIBOR-based rates, and therefore, an increase in interest rates could increase our interest expense. A 10% change in interest rates (64 basis points on our floating-rate debt as of July 26, 2007) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt. We do not currently undertake any specific actions to cover our exposure to interest rate risk, and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

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

As of July 26, 2007, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Rankin v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, San Diego County, in October 2004, and was subsequently certified as a class action. The lawsuit alleges that our employment application violates California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff seeks to recover statutory damages and attorneys’ fees for himself and all similarly situated individuals who applied for employment with us during the class period. We are vigorously defending this litigation. The trial commenced on August 20, 2007. The financial impact to us, if any, cannot be estimated at this time.

During the third quarter of fiscal 2007, we completed a self-audit of certain of our California drug stores located in three counties that was initiated at the request of the State of California Department of Industrial Relations (“DIR”). The audit related to compliance with California law relating to meal period requirements. We made compensatory payments resulting from this audit, which were not material to us, during the fourth quarter of fiscal 2007. The DIR has also requested that we conduct an audit related to meal period compliance for all of our California drug stores. At this time we cannot reasonably estimate the amount of any possible payments that might be required as a result of an additional audit.

In addition to the matters described above, we are subject to various lawsuits, claims and federal and state regulatory reviews and actions arising in the normal course of our businesses. We accrue amounts we believe are adequate to address the liabilities related to lawsuits and other proceedings that we believe will result in a probable loss if the loss can be reasonably estimated. However, the ultimate resolution of such matters is uncertain and outcomes are not predictable with assurance. It is possible that the matters described above or other proceedings brought against us could have a material adverse impact on our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 25, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended July 26, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Apprioximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
April 27, 2007 - May 24, 2007	5,000	$57.32	5,000	$72.9 million

Month #2
May 25, 2007 - June 28, 2007	435,700	$54.38	435,700	$49.2 million

Month #3
June 29, 2007 - July 26, 2007	59,300	$53.51	59,300	$46.0 million

Total	500,000	$54.31	500,000

(1)	All of the shares repurchased during the quarter ended July 26, 2007 were under the May 2005 authorization by our board of directors.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 22, 2007. At the meeting, stockholders voted upon the following actions:

1.	Election of Directors
			For	Withheld
	Evelyn S. Dilsaver		35,339,366	903,150
	Lisa M. Harper		35,301,305	941,211
	Harold R. Somerset		34,569,552	1,672,964

	The three nominees who received the greatest number of votes (all of the above individuals) were elected to our board of directors, and will serve as directors until our 2008 Annual Meeting of Stockholders and until his or her successor is elected and qualified.

	The other directors whose terms of office continued following the Annual Meeting of Stockholders are:

	Warren F. Bryant	Mary. S. Metz
	Leroy T. Barnes, Jr.	Donna A. Tanoue
	Murray H. Dashe	Anthony G. Wagner
			For	Withheld	Abstained	Broker Non-Votes
2.	Proposal to ratify the retention of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2008.		35,689,446	335,118	217,951	—

	The retention was ratified.

Item 6.	Exhibits

(a)	EXHIBITS

Exhibit No.	Exhibit Name
10.1	Form of Restricted Stock Award Agreement for Non-Employee Directors*

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference in any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: August 22, 2007	/s/ S. F. MCCANN
(S. F. McCann) Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 22, 2007	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos) Senior Vice President—Finance, Controller and Treasurer (Principal Accounting Officer)