Form 10-Q
period 2007-10-25
LONGS DRUG STORES CORP
filed 2007-11-29
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 25, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

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

There were 37,722,954 shares of common stock, $.50 par value per share, outstanding as of November 22, 2007.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended		For the 39 weeks ended
	October 25, 2007	October 26, 2006	October 25, 2007	October 26, 2006
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$1,158,422	$1,123,875	$3,539,024	$3,420,722
Pharmacy benefit services revenues	79,731	75,015	270,688	243,758

Total revenues	1,238,153	1,198,890	3,809,712	3,664,480
Costs and expenses:
Cost of retail drug store sales	857,633	843,777	2,619,810	2,564,162
Prescription drug plan benefit costs	45,270	45,033	191,940	181,055
Operating and administrative expenses	302,419	284,905	883,719	836,916
Legal settlements and other disputes, net	—	—	(431)	(430)
Provision for store closures and asset impairments, net	691	447	10,277	447

Operating income	32,140	24,728	104,397	82,330
Interest expense	2,468	2,938	5,916	5,780
Interest income	(224)	(218)	(702)	(1,855)

Income from continuing operations before income taxes	29,896	22,008	99,183	78,405
Income taxes	10,604	8,671	38,127	29,384

Income from continuing operations	19,292	13,337	61,056	49,021
Income (loss) from discontinued operations, net of tax (Note 3)	106	(632)	(2,013)	(1,500)

Net income	$19,398	$12,705	$59,043	$47,521

Earnings per common share:
Basic:
Income from continuing operations	$0.52	$0.36	$1.63	$1.32
Income (loss) from discontinued operations	0.00	(0.02)	(0.05)	(0.04)

Net income	0.52	0.34	1.58	1.28

Diluted:
Income from continuing operations	$0.51	$0.35	$1.59	$1.28
Income (loss) from discontinued operations	0.00	(0.02)	(0.05)	(0.04)

Net income	0.51	0.33	1.54	1.24

Dividends per common share	$0.14	$0.14	$0.42	$0.42
Weighted average number of shares outstanding:
Basic	37,293	37,109	37,411	37,266
Diluted	38,170	38,076	38,331	38,259

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	October 25, 2007	October 26, 2006	January 25, 2007
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$32,066	$24,555	$27,596
Accounts receivable, net	301,893	319,691	282,728
Merchandise inventories, net	534,708	530,756	491,295
Deferred income taxes	64,041	41,198	60,153
Prepaid expenses and other current assets	23,626	21,898	22,017
Assets held for sale	4,173	—	—

Total current assets	960,507	938,098	883,789

Property:
Land	116,564	116,171	116,171
Buildings and leasehold improvements	712,085	643,812	668,800
Equipment and fixtures	623,189	613,429	621,068

Total	1,451,838	1,373,412	1,406,039
Less accumulated depreciation	713,153	704,798	705,856

Property, net	738,685	668,614	700,183

Goodwill	84,450	84,403	84,450
Intangible assets, net	29,904	13,269	14,904
Other non-current assets	11,824	6,357	4,342

Total	$1,825,370	$1,710,741	$1,687,668

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$269,481	$266,847	$230,754
Pharmacy benefits payable	124,070	119,110	148,595
Accrued employee compensation and benefits	113,966	117,815	131,088
Taxes payable	49,469	48,263	59,715
Other accrued expenses	70,418	63,840	73,682
Current maturities of debt	36,727	43,727	6,727

Total current liabilities	664,131	659,602	650,561

Long-term debt	189,364	192,091	118,091
Deferred income taxes and other long-term liabilities	115,253	72,077	103,459
Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 37,594,000, 37,352,000 and 37,406,000 shares outstanding	18,797	18,676	18,703
Additional capital	292,194	243,347	250,113
Retained earnings	545,631	524,948	546,741

Total stockholders’ equity	856,622	786,971	815,557

Total	$1,825,370	$1,710,741	$1,687,668

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 39 weeks ended
	October 25, 2007	October 26, 2006
	Thousands
Operating Activities:
Net income	$59,043	$47,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,332	65,033
Provision for store closures and asset impairments, net	6,089	447
Deferred income taxes and other	(9,188)	(7,142)
Stock awards and options, net	21,279	14,400
Excess tax benefits related to stock awards and options	(7,579)	(4,414)
Common stock contribution to benefit plan	12,765	10,669
Changes in assets and liabilities:
Accounts receivable	18,687	(32,139)
Merchandise inventories	(45,803)	(65,875)
Other assets	(2,407)	(2,352)
Current liabilities and other	(16,659)	67,221

Net cash provided by operating activities	106,559	93,369

Investing Activities:
Capital expenditures	(117,634)	(110,914)
Acquisitions	(23,777)	(17,736)
Proceeds from dispositions of property and intangible assets	20,193	1,248

Net cash used in investing activities	(121,218)	(127,402)

Financing Activities:
Proceeds from revolving line of credit borrowings, net	108,000	139,000
Repayments of private placement notes and other borrowings	(6,727)	(8,870)
Repurchase of common stock	(51,310)	(44,134)
Proceeds from exercise of stock options	15,715	11,732
Dividend payments	(15,901)	(15,806)
Medicare Part D subsidy disbursements, net	(37,852)	(102,341)
Excess tax benefits related to stock awards and options	7,579	4,414
Other	(375)	(69)

Net cash provided by (used in) financing activities	19,129	(16,074)

Increase (decrease) in cash and cash equivalents	4,470	(50,107)
Cash and cash equivalents at beginning of period	27,596	74,662

Cash and cash equivalents at end of period	$32,066	$24,555

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,567	$5,471
Cash paid for income taxes	41,534	38,682

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 52 weeks ended January 25, 2007 and the 39 weeks ended October 25, 2007

	Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 26, 2006	37,216	$18,608	$213,374	$530,607	$762,589
Net income				74,461	74,461
Dividends ($0.56 per share)				(20,953)	(20,953)
Stock contributions to Employee Savings and Profit Sharing Plan	258	129	10,540		10,669
Stock awards, net of forfeitures	340	170	(1,597)		(1,427)
Stock-based compensation expense			15,320		15,320
Stock options exercised	576	288	12,829		13,117
Tax benefit related to stock awards and stock options, net			5,915		5,915
Repurchase of common stock	(984)	(492)	(6,268)	(37,374)	(44,134)

Balance at January 25, 2007	37,406	18,703	250,113	546,741	815,557

Cumulative effect of accounting change (Note 2)				(526)	(526)
Net income				59,043	59,043
Dividends ($0.42 per share)				(15,901)	(15,901)
Stock contributions to Employee Savings and Profit Sharing Plan	262	131	12,634		12,765
Stock awards, net of forfeitures	202	101	(2,750)		(2,649)
Stock-based compensation expense			14,970		14,970
Stock options exercised	698	349	15,366		15,715
Tax benefit related to stock awards and stock options, net			8,958		8,958
Repurchase of common stock	(974)	(487)	(7,097)	(43,726)	(51,310)

Balance at October 25, 2007	37,594	$18,797	$292,194	$545,631	$856,622

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 25, 2007, except for the accounting change discussed in Note 2, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended October 25, 2007 and October 26, 2006 are unaudited. The condensed consolidated balance sheet as of January 25, 2007, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 25, 2007. Reclassifications have been made to certain prior period amounts to conform to the fiscal 2008 presentation, including the combination of depreciation and amortization expenses with operating and administrative expenses on our condensed statements of consolidated income, and the separate presentation of various current liabilities on the Company’s condensed consolidated balance sheets. The condensed statement of consolidated income for the 13 and 39 weeks ended October 26, 2006, has been revised to present certain components as discontinued operations (see Note 3). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim condensed consolidated financial statements should be read together with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2007.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Store Dispositions

In February 2007, the Company’s board of directors approved a plan to dispose of 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores were located in markets the Company entered in the 1980s and 1990s that remained underdeveloped. Sufficiently developing the Company’s presence in these markets would have required significant investment that management believed would be better directed toward markets that offer greater opportunities for more satisfactory returns. As of October 25, 2007, the Company had closed 30 of these stores. One California store previously included in the planned disposition will remain open. Approximately two-thirds of the store locations have been sold or sub-leased and the remainder are being actively marketed.

Each of these 30 stores constitutes a “component” as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The stores located in Washington, Oregon and Colorado are reported as discontinued operations effective in fiscal 2008 in accordance with SFAS No. 144, and as such both current and prior year results for these stores are classified within discontinued operations on the Company’s condensed statements of consolidated income. Net property – primarily land, buildings and leasehold improvements – of $4.2 million associated with these stores is classified in assets held for sale as of October 25, 2007. The stores located in California are reported within continuing operations.

The Company records the net costs associated with the disposition of these 30 stores as the stores are sold or closed and the related assets are disposed of, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For the seven stores located in California, the Company incurred $10.3 million of pre-tax net costs, primarily for lease-related costs net of sublease income and severance, during the 39 weeks ended October 25, 2007. These costs are included in the provision for store closures and asset impairments within continuing operations.

For the 23 stores located in Washington, Oregon and Colorado, the Company incurred a pre-tax net loss of $3.4 million ($2.0 million after tax) in discontinued operations during the 39 weeks ended October 25, 2007. This pre-tax net loss included costs of $10.4 million for lease-related costs net of estimated sublease rental income and $3.2 million for employee severance, and pre-tax operating losses of $7.6 million, offset by $17.8 million of pre-tax gains on the sale of store properties and related assets.

Additional charges or gains related to the planned disposition of stores may be incurred as a result of sales of property or changes to management’s current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future transactions and charges related to this disposition are subject to significant uncertainty including the variability in future vacancy periods, sublease income and the timing of property sales.

Results from discontinued operations were as follows:

	13 weeks ended		39 weeks ended
	October 25, 2007	October 26, 2006	October 25, 2007	October 26, 2006
	Thousands		Thousands
Retail drug store sales	$—	$29,942	$35,331	$91,673
Costs and expenses:
Cost of retail drug store sales	—	23,250	32,042	70,954
Operating and administrative expenses	201	7,749	10,847	23,228
Provision (benefit) for store closures and asset impairments, net	(377)	—	(4,191)	—

Income (loss) before income taxes	176	(1,057)	(3,367)	(2,509)
Income tax (expense) benefit	(70)	425	1,354	1,009

Income (loss) from discontinued operations, net of tax	$106	$(632)	$(2,013)	$(1,500)

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following is a summary of the reserve for store closures, which is included in other long-term liabilities, for the 39 weeks ended October 25, 2007 (in thousands):

39 Weeks Ended October 25, 2007
Thousands
Reserve balance - January 25, 2007	$3,456
Provision for present value of noncancellable lease obligations of stores closed, net of estimated sublease income	13,290
Provision for severance	3,201

Total provision for store closures	16,491

Reserve accretion	413
Cash payments for leases	(2,546)
Cash payments for severance	(3,201)

Reserve balance - October 25, 2007	$14,613

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

During the second quarter of fiscal 2008, the Company acquired the assets of six stores in the Reno, Nevada area from Rite Aid Corporation (“Rite Aid”) and sold to Rite Aid assets of certain of the stores included in the Company’s disposition plans announced in February 2007 (see Note 3). This transaction increased the Company’s presence in the Reno area while accelerating the disposition of stores in Washington and Oregon. The Company accounted for this purchase and sale transaction based on the fair values of the net assets exchanged. The Company allocated the $4.2 million total fair value of net assets acquired to property and equipment ($4.4 million), inventory ($3.1 million) and pharmacy prescription files ($3.4 million), partially offset by under market lease obligations ($6.7 million). The results of operations of the acquired stores are included in the Company’s consolidated financial statements within the retail drug store segment as of their acquisition date. The pro forma effects of the acquisition of these six stores on the Company’s consolidated financial statements for periods prior to the acquisition are not significant, either individually or in the aggregate.

During the third quarter of fiscal 2008, through its wholly-owned subsidiary, RxAmerica L.L.C. (“RxAmerica”), the Company acquired Nutmeg Life Insurance Company (“Nutmeg”), from Hartford Life Insurance Company. Nutmeg is a registered insurance company and has licenses to operate as an insurance company in 46 states where it also maintains related statutorily required deposits. Nutmeg has no existing insurance policies in force. The acquisition of Nutmeg will allow RxAmerica to continue to offer prescription drug plans under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 after the expiration of its insurance waivers from the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2009. The Company allocated the $11.4 million total acquisition cost to marketable securities ($6.5 million, consisting of United States treasury notes with a fair value of $6.5 million as of October 25, 2007, maturing at various dates through 2011 and included in other non-current assets) and insurance licenses ($4.9 million, included in intangible assets – see Note 7). Nutmeg’s results of operations primarily consist of interest income, and are included in the Company’s consolidated financial statements within the pharmacy benefit services segment as of the acquisition date. The pro forma effects of the acquisition on the Company’s consolidated financial statements for periods prior to the acquisition are not significant. On November 8, 2007, Nutmeg was renamed Accendo Insurance Company (“Accendo”) and redomesticated from the state of Iowa to Utah.

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

	13 weeks ended		39 weeks ended
	October 25, 2007	October 26, 2006	October 25, 2007	October 26, 2006
	Thousands		Thousands
Basic weighted average number of shares outstanding	37,293	37,109	37,411	37,266
Effect of dilution from:
Stock options	602	780	692	808
Restricted stock awards	275	187	228	185

Diluted weighted average number of shares outstanding	38,170	38,076	38,331	38,259

The computation of diluted earnings per share excluded 0.2 million and 0.3 million stock option shares for the 13 weeks ended October 25, 2007, and October 26, 2006, respectively, and 0.1 million and 0.3 million for the 39 weeks ended October 25, 2007, and October 26, 2006, respectively, because their inclusion would have been anti-dilutive.

6. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $202.9 million as of October 25, 2007, $191.4 million as of October 26, 2006, and $195.9 million as of January 25, 2007. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Goodwill and Intangible Assets

All of the Company’s goodwill, pharmacy prescription files and non-compete agreements are included in the retail drug store segment. Insurance licenses are included in the pharmacy benefit services segment.

The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			Thousands
As of October 25, 2007:
Intangible assets subject to amortization:
Pharmacy prescription files	5 years	$29,680	$(10,525)	$19,155
Non-compete agreements and other	4-5 years	2,108	(1,552)	556

Total		31,788	(12,077)	19,711
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,335	—	5,335
Insurance licenses	N/A	4,858	—	4,858

Total		10,193	—	10,193

Total intangible assets, net		$41,981	$(12,077)	$29,904

As of January 25, 2007:
Intangible assets subject to amortization:
Pharmacy prescription files	1-5 years	$12,519	$(2,699)	$9,820
Non-compete agreements and other	2-5 years	5	(4)	1

Total		12,524	(2,703)	9,821
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,083	—	5,083

Total intangible assets, net		$17,607	$(2,703)	$14,904

The increase in pharmacy prescription files was primarily due to the acquisition of 12 stores during the 39-week period ended October 25, 2007. Insurance licenses as of October 25, 2007 are related to the Nutmeg/Accendo acquisition during the third quarter of fiscal 2008 (see Note 4).

Amortization expense for intangible assets with finite useful lives was $3.2 million and $1.0 million for the 39-week periods ended October 25, 2007 and October 26, 2006, respectively. Estimated future annual amortization expense of these intangibles is as follows (in thousands):

Fiscal year ending:
2008 (remainder of year)	$1,358
2009	4,897
2010	4,648
2011	4,585
2012	3,463
Thereafter	760

Total	$19,711

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt

Debt consisted of the following:

	October 25, 2007	October 26, 2006	January 25, 2007
	Thousands
Secured revolving line of credit, variable interest (weighted average rate of 6.69% as of October 25, 2007), expires January 2012	$173,000	$96,818	$65,000
Private placement notes, fixed interest rates ranging from 6.19% to 6.71%, mature at various dates through 2014	53,091	139,000	59,818

Total debt	226,091	235,818	124,818
Less current maturities	36,727	43,727	6,727

Long-term portion	$189,364	$192,091	$118,091

On October 30, 2007, the Company exercised an option to increase its secured revolving line of credit facility’s borrowing and letter of credit capacity from $325 million to $400 million, with no change to its existing covenant requirements.

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of October 25, 2007, the Company was in compliance with the restrictions and limitations included in these provisions.

9. Commitments and Contingencies

Rankin v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, San Diego County, in October 2004, and was subsequently certified as a class action. The lawsuit alleged that the Company’s employment application violated California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff sought to recover statutory damages and attorneys’ fees for himself and all similarly situated individuals who applied for employment with us during the class period. Trial commenced on August 20, 2007 and concluded with a dismissal of plaintiff’s case by the court on September 26, 2007. The plaintiff has until January 7, 2008, to appeal the dismissal.

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

10. Stockholders’ Equity

In May 2005, the Company’s board of directors authorized the repurchase of up to $150 million of the Company’s outstanding common stock through May, 2008. As of October 25, 2007, approximately $24.7 million remains under the May 2005 repurchase program. On November 13, 2007, the Company’s board of directors authorized the additional repurchase of up to $200 million of the Company’s outstanding common stock through February 2011.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, health and beauty products, photo and photo processing, and food and beverage items. As of October 25, 2007, the retail drug store segment operated 505 retail stores in the western United States, primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

The pharmacy benefit services segment, operated through the Company’s subsidiary, RxAmerica L.L.C., provides pharmacy benefit management services whereby RxAmerica contracts with third-party health plans, retail pharmacies and drug manufacturers to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, claims administration and formulary management. The pharmacy benefit services segment also operates prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The following tables summarize significant financial information by segment:

	For the 13 weeks ended		For the 39 weeks ended
	October 25, 2007	October 26, 2006	October 25, 2007	October 26, 2006
	Thousands		Thousands
Revenues:
Retail Drug Stores	$1,158,422	$1,123,875	$3,539,024	$3,420,722
Pharmacy Benefit Services	79,731	75,015	270,688	243,758

Consolidated Totals	$1,238,153	$1,198,890	$3,809,712	$3,664,480

Operating Income:
Retail Drug Stores	$14,156	$6,599	$70,981	$56,508
Pharmacy Benefit Services	17,984	18,129	33,416	25,822

Consolidated Totals	$32,140	$24,728	$104,397	$82,330

	October 25, 2007	October 26, 2006	January 25, 2007
	Thousands
Total Assets:
Retail Drug Stores	$1,668,818	$1,538,526	$1,568,619
Pharmacy Benefit Services	235,577	224,215	223,342
Inter-segment Eliminations	(79,025)	(52,000)	(104,293)

Consolidated Totals	$1,825,370	$1,710,741	$1,687,668

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidated total revenues include the following product and service types:

	For the 13 weeks ended		For the 39 weeks ended
	October 25, 2007	October 26, 2006	October 25, 2007	October 26, 2006
	Thousands		Thousands
Pharmacy sales	$609,135	$583,229	$1,843,418	$1,750,768
Front-end sales	549,287	540,646	1,695,606	1,669,954
Prescription drug plan revenues	60,681	65,299	222,909	216,382
Pharmacy benefit management revenues	19,050	9,716	47,779	27,376

Consolidated total revenues	$1,238,153	$1,198,890	$3,809,712	$3,664,480

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Longs Drug Stores Corporation is one of the most recognized retail drug store chains on the West Coast and in Hawaii. With 505 stores as of October 25, 2007, we provide expert pharmacy services and a wide assortment of merchandise focusing on health, wellness, beauty and convenience.

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

Our fiscal 2008 financial results reflect the progress we have made on our initiatives to make Longs a stronger competitor and more profitable company. We made significant progress on our initiatives to improve our profitability and the longer term growth prospects of our core retail business by realigning and upgrading our store base, increasing our self-distribution of front-end merchandise, installing supply chain system technology and improving our operations. Our consolidated results also reflect the continued profitable growth of our pharmacy benefit services segment.

In February 2007, we announced a plan to dispose of 31 stores during fiscal 2008, including all of our 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores were located in markets we entered in the 1980s and 1990s that remained underdeveloped. Sufficiently developing our presence in these markets would have required significant investment that we believed would be better directed toward markets that offer greater opportunities for more satisfactory returns. We, therefore, decided to close the stores and market the assets. As of October 25, 2007, we have closed 30 of these stores. One California store previously included in the planned disposition will remain open. Approximately two-thirds of the store locations have been sold or sub-leased and the remainder are being actively marketed.

RESULTS OF OPERATIONS

Revenues

	For the 13 weeks ended		For the 39 weeks ended
	October 25, 2007	October 26, 2006	October 25, 2007	October 26, 2006
	Dollars in thousands
Retail drug store sales:
Pharmacy sales	$609,135	$583,229	$1,843,418	$1,750,768
Front-end sales	549,287	540,646	1,695,606	1,669,954

Total	$1,158,422	$1,123,875	$3,539,024	$3,420,722

Pharmacy benefit services revenues:
Prescription drug plan revenues	$60,681	$65,299	$222,909	$216,382
Pharmacy benefit management revenues	19,050	9,716	47,779	27,376

Total	$79,731	$75,015	$270,688	$243,758

Total revenues	$1,238,153	$1,198,890	$3,809,712	$3,664,480

Retail drug store sales:
Total sales growth over previous year	3.1%	3.9%	3.5%	3.4%
Same-store sales growth	1.4%	1.8%	1.5%	2.0%
Pharmacy sales growth	4.4%	8.7%	5.3%	7.9%
Same-store pharmacy sales growth	2.0%	5.5%	2.2%	5.6%
Pharmacy as a % of total retail drug store sales	52.6%	51.9%	52.1%	51.2%
% of pharmacy sales covered by third party health plans	95.1%	94.7%	94.9%	94.3%
Front-end sales growth (decline)	1.6%	(0.8)%	1.5%	(0.9)%
Same-store front-end sales growth (decline)	0.8%	(1.7)%	0.7%	(1.5)%
Front-end as a % of total retail drug store sales	47.4%	48.1%	47.9%	48.8%
Pharmacy benefit services revenues:
Prescription drug plan revenue growth (decline) over previous year	(7.1)%	N/A	3.0%	N/A
Pharmacy benefit management revenue growth (decline) over previous year	96.1%	9.8%	74.5%	(2.4)%

Thirteen Weeks Ended October 25 2007 versus Thirteen Weeks Ended October 26, 2006

Total revenues increased 3.3% in the third quarter of fiscal 2008 over the third quarter of fiscal 2007. Retail drug store sales were $1.16 billion, a 3.1% increase over the third quarter of fiscal 2007, with same-store sales increasing 1.4%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $79.7 million in the third quarter of fiscal 2008, a 6.3% increase over the third quarter of fiscal 2007. Pharmacy benefit management revenues increased $9.3 million, or 96.1%, while prescription drug plan revenues decreased $4.6 million, or 7.1%.

Retail Drug Store Sales

Pharmacy sales increased 4.4% in the third quarter of fiscal 2008 over the third quarter of fiscal 2007, with same-store pharmacy sales increasing 2.0%. The increase in same-store pharmacy sales was primarily due to continued increases in average prescription prices. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 3.6 to 3.8 percentage points in the third quarter of fiscal 2008 compared with 2.3 percentage points for the same period a year ago. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs, partially offset by continuing increases in utilization of generic drugs.

Pharmacy sales were 52.6% of total drug store sales in the third quarter of fiscal 2008, compared with 51.9 % in the third quarter of fiscal 2007. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 95.1% of our pharmacy sales in the third quarter of fiscal 2008, compared with 94.7% in the same quarter last year. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans, including the new Medicare prescription drug plans.

Front-end sales increased 1.6% in the third quarter of fiscal 2008 from the same quarter last year, with same-store front-end sales increasing 0.8%. The increase was primarily due to the performance of our core categories of health, wellness, beauty and convenience as a result of our ongoing merchandise strategy.

Pharmacy Benefit Services Revenues

Pharmacy benefit management revenues increased 96.1% to $19.1 million in the third quarter of fiscal 2008 due to growth in our existing client base and the addition of new clients. RxAmerica’s Medicare prescription drug plan revenues decreased $4.6 million, or 7.1% compared with the third quarter of last year. Prescription drug plan revenues include fixed monthly premiums paid by beneficiaries and CMS, as well as a CMS risk share component. The fixed monthly premiums are recognized on a straight-line basis over the coverage period. The risk share component is variable, depending on drug costs, and can cause revenues to fluctuate from period to period. RxAmerica’s per-life drug costs were lower in the third quarter of fiscal 2008 compared with the same period last year, resulting from better formulary management and increased generic utilization. The resulting impact to the risk share component decreased revenues for the third quarter compared to last year.

Thirty-nine Weeks Ended October 25, 2007 versus Thirty-nine Weeks Ended October 26, 2006

Total revenues increased 4.0% in the first three quarters of fiscal 2008 over the same period of fiscal 2007. Retail drug store sales were $3.54 billion, a 3.5% increase over the first three quarters of fiscal 2007, with same-store sales increasing 1.5%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $270.7 million in the first three quarters of fiscal 2008, an 11.0% increase over the same period of fiscal 2007. Pharmacy benefit management revenues increased $20.4 million, or 74.5%, while prescription drug plan revenues increased $6.5 million, or 3.0%.

Retail Drug Store Sales

Pharmacy sales increased 5.3% in the first three quarters of fiscal 2008 over the same period of fiscal 2007, with same-store pharmacy sales increasing 2.2%. The increase in same-store pharmacy sales was primarily due to continued increases in average prescription prices. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced generic drugs.

Pharmacy sales were 52.1% of total drug store sales in the first three quarters of fiscal 2008, compared with 51.2% in the same period of fiscal 2007. Third-party health plans covered 94.9% of our pharmacy sales in the first three quarters of fiscal 2008, compared with 94.3% in the same period last year.

Front-end sales increased 1.5% in the first three quarters of fiscal 2008 from the same period last year, with same-store front-end sales increasing 0.7%. The increase was primarily due to the performance of our core categories of health, wellness, beauty and convenience as a result of our on-going merchandise strategy.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in the first three quarters of fiscal 2008 reflects the continued growth of RxAmerica, our pharmacy benefit services subsidiary. Pharmacy benefit management revenues were $47.8 million, an increase of 74.5% from $27.4 million in the first three quarters of fiscal 2007. Last year’s pharmacy benefit management revenues included a reduction of $3 million due to adjustments of certain rebate accruals recorded during the second quarter. RxAmerica’s Medicare prescription drug plan revenues were $222.9 million, an increase of 3.0% from $216.4 million in the first three quarters of fiscal 2007.

Gross Profit

	For the 13 weeks ended		For the 39 weeks ended
	October 25, 2007	October 26, 2006	October 25, 2007	October 26, 2006
Retail drug store gross profit (thousands)	$300,789	$280,098	$919,214	$856,560
Retail drug store gross profit margin	26.0%	24.9%	26.0%	25.0%
LIFO provision (thousands)	$2,000	$3,000	$7,000	$8,250
Prescription drug plan gross profit (thousands)	$15,411	$20,266	$30,969	$35,327
Prescription drug plan gross margin	25.4%	31.0%	13.9%	16.3%

Thirteen Weeks Ended October 25, 2007 versus Thirteen Weeks Ended October 26, 2006

Retail Drug Stores

Retail drug store gross profit was 26.0% of retail drug store sales in the third quarter of fiscal 2008, compared with 24.9% in the third quarter of fiscal 2007. The increase was primarily due to increased utilization of generic drugs, which have higher gross profit margins than brand-name drugs, increased self-distribution of front-end merchandise and improved inventory management.

Our LIFO provision, which is included in the cost of retail drug store sales, was $2.0 million and $3.0 million in the third quarter of fiscal 2008 and fiscal 2007, respectively. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan benefit costs relate only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Prescription drug plan gross profit was 25.4% of prescription drug plan revenues in the third quarter of fiscal 2008, compared with 31.0% in the same period last year. The decrease was primarily due to more competitive bidding by prescription drug plan sponsors in the second year of the Medicare prescription drug benefit resulting in lower premiums as we expanded our prescription drug plans to all 50 states.

Thirty-nine Weeks Ended October 25, 2007 versus Thirty-nine Weeks Ended October 26, 2006

Retail Drug Stores

Retail drug store gross profit was 26.0% of retail drug store sales in the first three quarters of fiscal 2008, compared with 25.0% in the same period last year. The increase was primarily due to higher generic utilization, increased self-distribution of front-end merchandise, improved inventory management and merchandise mix.

Our LIFO provision, which is included in the cost of retail drug store sales, was $7.0 million and $8.3 million in the first three quarters of fiscal 2008 and fiscal 2007, respectively.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan gross profit was 13.9% of prescription drug plan revenues in the first three quarters of fiscal 2008, compared with 16.3% in the same period last year. The decrease was primarily due to more competitive bidding by prescription drug plan sponsors in the second year of the Medicare prescription drug benefit resulting in lower premiums as we expanded our prescription drug plans to all 50 states.

Operating and Administrative Expenses

Operating and administrative expenses were $302.4 million, or 24.4% of revenues, and $883.7 million, or 23.2% of revenues, in the third quarter and first three quarters of fiscal 2008, respectively, compared with $284.9 million, or 23.8% of revenues, and $836.9 million, or 22.8% of revenues, in the third quarter and first three quarters of fiscal 2007, respectively. The increase in operating and administrative expenses is primarily due to store expansion and increased expenses in the pharmacy benefit services segment due to new pharmacy benefit management business.

Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments of $10.3 million in the first three quarters of fiscal 2008 primarily includes lease-related costs, net of estimated sublease income, related to the planned disposition of stores in California as announced in February 2007. We closed or sold seven of the eight stores during the first half of fiscal 2008 and one store previously included in the planned disposition will remain open. Additional charges or gains related to this planned disposition of stores may be incurred as a result of sales of property or changes to management’s current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future charges and gains related to this disposition are subject to significant uncertainty including the variability in future vacancy periods, sublease income and the timing of property sales. Costs related to the planned disposition of 23 stores in Washington, Oregon and Colorado are included in discontinued operations. See Note 3 to our Condensed Consolidated Financial Statements and “Discontinued Operations” below for further information.

Net Interest Expense

Net interest expense was $2.2 million and $5.2 million in the third quarter and first three quarters of fiscal 2008, respectively, compared with $2.7 million and $3.9 million in the third quarter and first three quarters of fiscal 2007, respectively. The decrease in third quarter net interest expense in fiscal 2008 compared with fiscal 2007 is due to lower average borrowings and higher capitalized interest. The increase in the first three quarters of fiscal 2008 compared to the same period of fiscal 2007 was a result of higher average borrowings, lower capitalized interest and less invested cash.

Income Taxes

Our effective income tax rate was 35.5% and 38.4% in the third quarter and first three quarters of fiscal 2008, respectively, compared with 39.4% and 37.5% in the third quarter and first three quarters of 2007, respectively. We expect that our effective income tax rate for the full 2008 fiscal year will be approximately 38%.

Discontinued Operations

In February 2007, we announced a plan to dispose of 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores were located in markets we entered in the 1980s and 1990s that remained underdeveloped. Sufficiently developing our presence in these markets would have required significant investment that we believed would be better directed toward markets that offer greater opportunities for more satisfactory returns. As of October 25, 2007, we had closed 30 of these stores and one California store previously included in the planned disposition will remain open. Approximately two-thirds of the store locations have been sold or sub-leased and the remainder are being actively marketed.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the stores located in Washington, Oregon and Colorado are reported as discontinued operations effective in fiscal 2008, and as such both current and prior year results for these stores are classified within discontinued operations on our condensed statements of consolidated income. The stores located in California will continue to be reported within continuing operations.

We record the net costs associated with the disposition of these 30 stores during fiscal 2008 as the stores are sold or closed and the related assets are disposed of, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

For the 23 stores located in Washington, Oregon and Colorado, we incurred a pre-tax net loss of $3.4 million ($2.0 million after tax) in discontinued operations during the 39 weeks ended October 25, 2007. This pre-tax net loss included costs of $10.4 million for lease-related costs net of estimated sublease rental income and $3.2 million for employee severance, and pre-tax operating losses of $7.6 million, offset by $17.8 million of pre-tax gains on the sale of store properties and related assets. Additional charges or gains related to the planned disposition of stores may be incurred as a result of sales of property or changes to our current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future transactions and charges related to this disposition are subject to significant uncertainty including the variability in future vacancy periods, sublease income and the timing of property sales.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

As of October 25, 2007, we had a secured $325 million revolving line of credit with a syndication of banks, which expires in January 2012 and accrues interest at LIBOR-based rates. On October 30, 2007, we exercised an option to increase the credit facility’s borrowing and letter of credit capacity from $325 million to $400 million. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of October 25, 2007, borrowings of $173 million with a weighted average interest rate of 6.69% were outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of October 25, 2007, we had $53.1 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 6.19% to 6.71%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $36.7 million as of October 25, 2007 constitute regularly scheduled principal payments due in the next twelve months, the majority of which will be paid in the third quarter of fiscal 2009.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could result in higher interest costs and potentially accelerated repayment requirements, and could affect our liquidity. As of October 25, 2007, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $106.6 million in the first three quarters of fiscal 2008, compared with $93.4 million in the same period in fiscal 2007. The increase in our net operating cash flows in fiscal 2008 from fiscal 2007 was primarily due to higher net income adjusted for non-cash expenses, including the provision for store closures and asset impairments, stock-based compensation expense, and depreciation and amortization. This increase was partially offset by lower cash provided by our pharmacy benefit services segment due to the timing of benefit payments to pharmacies relative to our fiscal calendar. This timing difference will negatively impact the comparison of fiscal 2008 operating cash flows versus fiscal 2007.

Operating cash flows associated with the planned disposition of stores announced in February 2007 included severance and lease-related payments, and were not material to our operating cash flows during the first three quarters of fiscal 2008.

Investing Cash Flows

Net cash used in investing activities was $121.2 million in the first three quarters of fiscal 2008, compared with $127.4 million in the same period last year. The first three quarters of fiscal 2008 includes $20.2 million in proceeds from the sale of property, primarily prescription files and real estate associated with the planned disposition of stores announced in February 2007. We expect capital expenditures in fiscal 2008 to be between $170 million and $200 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements. During the first three quarters of fiscal 2008 we opened or acquired 28 stores, relocated one store, closed 32 stores (including 30 stores from the planned disposition announced in February 2007) and remodeled 39 stores. For the full fiscal year, we plan to open or relocate 30 to 35 stores and remodel up to 46 stores. In addition, in the ordinary course of business we may acquire additional stores, store-related assets including pharmacy prescription files, or other complementary businesses.

Financing Cash Flows

Net cash provided by financing activities was $19.1 million in the first three quarters of fiscal 2008, compared with net cash used in financing activities of $16.1 million in the same period in fiscal 2007. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments, proceeds from the exercise of stock options, and Medicare Part D subsidy receipts and disbursements.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures, Medicare Part D subsidy receipts and disbursements, and stock repurchases. There were net borrowings of $108.0 million on our revolving line of credit during the first three quarters of fiscal 2008, compared with net borrowings of $139.0 million in the same period last year. We also made regularly scheduled principal payments of $6.7 million on our private placement notes in the first three quarters of fiscal 2008, compared with payments of $8.9 million in the first three quarters of fiscal 2007. We are scheduled to make additional principal payments of $36.7 million on our private placement notes in the next 12 months.

We repurchased 974,000 shares of our outstanding common stock in the first three quarters of fiscal 2008 at a total cost of $51.3 million. In the first three quarters of fiscal 2007, we repurchased 984,000 shares at a total cost of $44.1 million. We repurchased these shares under a program authorized by our board of directors in May 2005. Under this share repurchase program, as of October 25, 2007, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of $24.7 million through May 2008. On November 13, 2007 our board of directors authorized the additional repurchase of up to $200 million of the Company’s outstanding common stock through February 2011. Any future repurchase of our common stock will be made in open market transactions from time-to-time depending on market conditions and the availability of funds.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid regular quarterly dividends totaling $15.9 million in the first three quarters of fiscal 2008 and $15.8 million in the first three quarters of 2007.

Financing cash flows include prescription drug plan disbursements covered by CMS, including reinsurance payments and low-income cost subsidies, net of amounts received from CMS for these payments. Differences between receipts and payments for these amounts depend on the timing and extent of the related claims from beneficiaries. In the first three quarters of fiscal 2008, our payments for these claims exceeded reimbursements from CMS by $37.9 million, compared with $102.3 million in the first three quarters of fiscal 2007. Final settlement of the outstanding balance with CMS is made subsequent to the end of the plan year.

Accounting Change

See Note 2, “Accounting Change,” in the accompanying notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which $173.0 million in borrowings were outstanding as of October 25, 2007, bears interest at LIBOR-based rates, and therefore, an increase in interest rates could increase our interest expense. A 10% change in interest rates (67 basis points on our floating-rate debt as of October 25, 2007) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt. We do not currently undertake any specific actions to cover our exposure to interest rate risk, and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

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

As of October 25, 2007, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Rankin v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, San Diego County, in October 2004, and was subsequently certified as a class action. The lawsuit alleged that our employment application violated California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff sought to recover statutory damages and attorneys’ fees for himself and all similarly situated individuals who applied for employment with us during the class period. Trial commenced on August 20, 2007 and concluded with a dismissal of plaintiff’s case by the court on September 26, 2007. The plaintiff has until January 7, 2008, to appeal the dismissal.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended October 25, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Apprioximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
July 27, 2007 - August 23, 2007	—	—	—	$46.0 million
Month #2
August 24, 2007 - September 27, 2007	340,000	$51.48	340,000	$28.5 million
Month #3
September 28, 2007 - October 25, 2007	79,000	$48.10	79,000	$24.7 million

Total	419,000	$50.84	419,000

(1)

All of the shares repurchased during the quarter ended October 25, 2007 were under the May 2005 authorization by our board of directors. On November 13, 2007 our board of directors authorized the additional repurchase of up to $200 million of the Company’s outstanding common stock through February 2011.

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

LONGS DRUG STORES CORPORATION (Registrant)

Date: November 29, 2007	/s/ S. F. MCCANN
(S. F. McCann)
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 29, 2007	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos)
Senior Vice President—Finance, Controller and Treasurer (Principal Accounting Officer)