Form 10-K
period 2008-01-31
LONGS DRUG STORES CORP
filed 2008-03-19
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Large accelerated filer    ☒                                Accelerated filer    ☐                                Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,839,669,000 as of July 26, 2007, based on the closing price of the registrant’s common stock on the New York Stock Exchange. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

There were 36,252,520 shares of common stock outstanding as of February 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from specified portions of our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, our strategic initiatives; supply chain changes; Medicare prescription drug benefits; development of our pharmacy benefit services segment; merchandise and marketing efforts; operational improvements; safety improvements and workers’ compensation claims and costs; labor scheduling and forecasting; the number of store openings, closures and remodels; revenues; pharmacy reimbursements; gross profits and margin; operating and administrative expenses; depreciation and amortization; liquidity and cash requirements; level of capital expenditures; share repurchases; dividends; effective tax rates; contractual obligations; the effect of new accounting pronouncements; and factors affecting front-end sales in fiscal 2009 and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•	Our ability to execute our previously announced initiatives;
•	Our ability to successfully manage our prescription drug plans;
•	Our ability to improve our supply chain and distribution capabilities;
•	Our ability to successfully implement new technology, including an integrated demand forecasting and replenishment system;
•	Disruption in our supply chain due to system and vendor conversions;
•	The success of our merchandise and marketing strategies (including price reduction programs implemented in response to competitive pressures);
•	Our ability to improve the performance of underperforming stores;
•	The timing, number and overall impact of store openings, closures and remodels;
•	The effect of the Medicare prescription drug benefit on our retail drug store and pharmacy benefit services revenues and profitability;
•	Our ability to grow prescription volumes;
•	Our ability to develop and integrate our pharmacy, mail order and pharmacy benefit services capabilities to take advantage of future growth opportunities;
•	The frequency and rate of introduction of successful new prescription drugs;
•	The introduction of lower priced generic drugs, including the timing of introduction and cost structure associated with generic drugs;
•	The efforts of third-party health plans, including government-sponsored plans, to reduce pharmacy reimbursements;
•	Changes in economic conditions, including economic growth, unemployment levels, consumer preferences and purchasing power and spending patterns generally;
•	The impact of rising gasoline prices and mortgage payments on economic conditions and consumer spending;
•	The effects of war and terrorism on economic conditions and consumer spending;
•	The impact of state and federal budget deficits on government healthcare spending and on general economic conditions;
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

PART I

Item 1. Business.

Overview

Longs Drug Stores Corporation was founded in 1938 in Oakland, California by two brothers, Tom and Joe Long. Today, we operate in two business segments: retail drug stores and, through our RxAmerica subsidiary, pharmacy benefit services. For financial information about these segments, see Note 13, “Segment Information” in the accompanying notes to our consolidated financial statements. We operate on a 52/53-week fiscal year ending on the last Thursday in January. Our 2008 fiscal year contained 53 weeks of operations and ended on January 31, 2008. Our 2009 fiscal year will contain 52 weeks of operations and will end on January 29, 2009.

Through our retail drug store segment, we are one of the most recognized retail drug store chains on the West Coast of the United States and in Hawaii, with 510 stores as of January 31, 2008. Our retail drug stores have a long history of serving the health and well-being needs of customers through customer-oriented pharmacy services and convenient product offerings that focus on health and wellness, beauty and convenience. Our retail drug store segment also operates a mail order pharmacy business.

Our pharmacy benefit services segment provides a range of services related to pharmacy benefit management, including plan design and implementation, claims administration and formulary management to third-party health plans and other organizations. In addition, effective January 1, 2006, our pharmacy benefit services segment began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. These plans will provide prescription drug benefits to an estimated 440,000 to 450,000 Medicare beneficiaries in all 50 states and the District of Columbia in the calendar 2008 plan year. RxAmerica has extensive experience in managed state plans and an established reputation for reducing health care costs. Fiscal 2007 was the first full year of results for our Medicare prescription drug plans.

Our corporate offices are located at 141 North Civic Drive, Walnut Creek, California 94596, telephone (925) 937-1170. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the stock symbol “LDG.” General information, financial news releases and filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available free of charge on our website at www.longs.com as soon as reasonably practicable after we file them with the Securities and Exchange Commission. We have submitted our 2007 annual Section 12(a) CEO certification to the NYSE. The certification was not qualified in any respect. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Form 10-K for the year ended January 25, 2007 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Initiatives

More than five years ago, we began working on the following broad categories of strategic initiatives designed to make Longs a stronger competitor and more profitable company:

•

Pharmacy profitability—The pharmacy industry is undergoing significant structural changes, including Medicare prescription drug benefits, declining third-party reimbursement levels, and mandatory mail order fulfillment of prescriptions by certain health plans. In this environment, we continue to make progress on improving our pharmacy efficiency and productivity through technology enhancements, streamlining our prescription fill processes, increasing our utilization of central fill and providing more management training opportunities. We will continue to pursue additional opportunities to improve our efficiencies in the pharmacy by increasing the amount of time our pharmacists have to educate and counsel their patients by decreasing their administrative burden. We believe this will help us improve patient service, control costs and increase our prescription volumes and market share.

•

Front-end sales—We have implemented merchandise and marketing strategies that include enhanced and expanded assortments in our core categories focusing on health, wellness, beauty and convenience in an effort to emphasize our competitive differentiation. We have a larger, more developed front-end business than typical drug store chains and we believe this is a competitive advantage that can be further developed. We have increased the quality and assortment of our private brand merchandise and improved our in-stock positions and product adjacencies through better inventory management. We plan to make continued progress toward full realization of all of the benefits of our merchandising strategy through improved store execution, self-distribution and inventory management.

•

Supply Chain—The upgrade of our supply chain systems and processes has included centralization of our merchandise procurement and replenishment, increased self-distribution, implementation of new technology and improvements to many business processes. Our upgraded supply chain technology includes a distribution management system in our California and Hawaii front-end distribution centers, a retail merchandise system, a store ordering, receiving and inventory management system in all of our mainland stores (with installation in our Hawaii stores scheduled for fiscal 2009), and procurement and allocation systems that are more tightly integrated with one another than the systems they replaced. We plan to implement an integrated demand forecasting and replenishment system for front-end merchandise during fiscal 2009. We also completed construction of an 800,000 square foot front-end distribution center in Patterson, California in the summer of fiscal 2007, which has enabled us to increase our self-distribution to approximately 80% of our front-end merchandise on the mainland from 40% previously. We have reduced our distribution costs as a percent of shipments and expect to make continued progress on efficiency and productivity. We expect these changes to continue to yield benefits in the form of lower cost of sales and expenses related to procurement and distribution, improved merchandise replenishment, and increased real-time visibility into our in-stock position, merchandise mix, product movement and gross profit for our retail drug store segment.

•

Operational processes—We have developed new and more efficient operational processes to help us reduce expenses and increase our focus on superior customer service. These improvements include more efficient workflow processes, optimizing our labor, improved safety practices and increased training hours for store managers. Our supply chain systems improvements and increased self-distribution of front-end merchandise are well aligned with our goals to achieve improved control over our merchandise inventory and in-stock position. We continue to work toward faster replenishment of self-distributed goods and better alignment of our front-end distribution capabilities with our retail merchandise adjacencies for greater workflow efficiencies. We plan to install a labor scheduling and forecasting system in our stores and expect to complete this installation in all stores by the end of fiscal 2009. We are also streamlining our store remodeling process to cause less disruption both for our customers and our store operations.

•

Pharmacy benefit services—We have achieved significant growth in RxAmerica, our pharmacy benefit services subsidiary. RxAmerica began offering prescription drug plans for Medicare beneficiaries effective January 1, 2006. These plans will provide prescription drug benefits to an estimated 440,000 to 450,000 Medicare beneficiaries in all 50 states and the District of Columbia during the calendar 2008 plan year. During fiscal 2008, RxAmerica acquired a registered insurance company, subsequently renamed Accendo Insurance Company, with licenses to operate as an insurance company in 46 states. This will allow us to continue to offer prescription drug plans for Medicare through Accendo after the expiration of our insurance waivers from the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2009. RxAmerica has extensive experience in managed state plans and an established reputation for reducing health care costs. RxAmerica’s pharmacy benefit management business has also continued to grow.

Products and Services

The following table summarizes our product and service types, as a percentage of our total consolidated revenues from continuing operations:

	Fiscal Year
	2008	2007	2006
Pharmacy sales	47.7%	47.2%	48.0%
Front-end sales	45.1%	46.4%	50.8%
Prescription drug plan revenues	5.9%	5.6%	0.4%
Pharmacy benefit management revenues	1.3%	0.8%	0.8%

Total consolidated revenues	100.0%	100.0%	100.0%

Our retail drug stores sell prescription drugs and a wide assortment of nationally advertised brand name and private brand general merchandise, which we refer to as “front-end” merchandise. Our core front-end categories include over-the-counter medications, health and beauty products, cosmetics, photo and photo processing, convenience food and beverage items and greeting cards. In addition, we sell merchandise in non-core front-end categories such as housewares, automotive and sporting goods. Our private brand offerings include over-the-counter, health and beauty, photo and other merchandise offered under various proprietary names, including “Longs,” “Bayside Basics,” “Pacific Living,” “Walnut Grove,” “Holiday Place,” and others. To enhance customer service and build customer loyalty, we seek to consistently maintain in-stock positions in all of our merchandise categories. We will continue to develop our mix of front-end merchandise in our stores in response to the changing needs and preferences of our customers. For enhanced customer convenience, 52 of our stores have drive-through pharmacies as of the end of fiscal 2008. We also offer a variety of immunizations and health screening services in many of our stores, such as blood, glucose, osteoporosis, stroke and cholesterol testing, and leased space to outside providers of in-store medical clinics or diagnostic labs in seventeen stores as of January 31, 2008. In addition, we offer educational information to our customers about their health and well-being concerns through the Wellness Center section of our website, www.longs.com.

Our RxAmerica subsidiary provides comprehensive pharmacy benefit management services nationwide including prescription benefit plan design and implementation, claims administration and formulary management to third-party health plans and other organizations. We have designed these services to help lower prescription benefit costs for plan providers while improving healthcare access, service and treatment for covered members. We manage prescription benefit plans covering approximately 8.7 million lives with a network of pharmacies in all 50 states as well as Puerto Rico and the Virgin Islands. Effective January 1, 2006, RxAmerica began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. These plans will provide prescription drug benefits to an estimated 440,000 to 450,000 Medicare participants in all 50 states and the District of Columbia during the calendar 2008 plan year.

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

As a result of our more centralized purchasing approach, we have substantially increased the volume of merchandise received and delivered through our distribution centers. During fiscal 2007 we completed construction of an 800,000 square-foot front-end distribution center in Patterson, California and transitioned distribution operations from our Lathrop distribution center to the new facility. The Patterson distribution center has allowed us to increase our self-distribution to approximately 80% of our mainland front-end merchandise.

Advertising

We advertise primarily through promotional advertisements and circulars in major daily newspapers and, to a lesser extent, advertisements on radio and television. We centrally manage the majority of our advertising efforts. Our approach is to regionalize our advertising and use the most efficient media mix within a geographic area. Vendors fund a significant portion of our total advertising spending.

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

Our stores also utilize computer-assisted ordering and replenishment systems for certain goods that track sales and merchandise on hand and plan orders as necessary, and point-of-sale systems that facilitate customer check-out and allow us to process a high volume of transactions efficiently. We also have digital photo technology systems in over 90% of our stores.

We are making extensive system changes as part of our efforts to upgrade our supply chain, including a distribution management system in our California and Hawaii front-end distribution centers, a retail merchandise system, a store ordering, receiving and inventory management system in all of our mainland stores (with installation in our Hawaii stores scheduled for fiscal 2009), and procurement and allocation systems that are more tightly integrated with one another than the systems they replaced. We also plan to implement an integrated demand forecasting and replenishment system for front-end merchandise during fiscal 2009.

Mail Order

We provide prescription drug mail order services to our retail drug store and pharmacy benefit services customers. We continue to develop our mail order capabilities to complement our in-store pharmacies as well as our pharmacy benefit services offerings.

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

Our RxAmerica subsidiary’s website, www.rxamerica.com, provides information about our pharmacy benefit management services and prescription drug plans for members, plan sponsors, pharmacies and physicians.

Trademarks

We hold various trademarks, trade names (including, but not limited to, Longs, Longs Drugs, Longs Pharmacy, E-fills, RxAmerica and our various private label brands) and business licenses that are essential to the operation of our business. These trademarks and licenses have varying terms and are generally renewable indefinitely.

Employees

As of January 31, 2008, we had approximately 21,900 employees, of which approximately 55% were part-time. We hire additional temporary employees as needed, especially during peak seasons. All of our employees are non-union, and we believe that our relationship with our employees is good.

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

Our retail business is also subject to other laws and regulations including, but not limited to, regulations governing the sale of alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements, gaming laws and other laws and regulations. The construction and maintenance of our stores is also subject to regulations relating to environmental matters, building construction, and zoning requirements.

As a provider of Medicare prescription drug plan benefits, RxAmerica is subject to various federal regulations promulgated by the Center for Medicare and Medicaid Services (“CMS”) under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. In addition, with the fiscal 2008 acquisition of Nutmeg Life Insurance Company, later renamed Accendo Insurance Company (see Note 4 to our consolidated financial statements), we are also subject to various state insurance laws and regulations in connection with our prescription drug plan business.

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

Competition

The retail drug store industry is highly competitive. We face intense competition with local, regional and national retailers, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers, many of which are aggressively expanding in markets we serve. In addition, competition from mail-order pharmacies is growing, and some third-party health plans require mail order fulfillment of certain medications. We compete on the basis of inclusion of our pharmacies in third-party health plan networks, quality of pharmacy services, price, front-end merchandise quality, product mix, convenience and customer service.

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

Over 90% of our pharmacy sales are covered by third-party health plans. Medicare and Medicaid together represented approximately 24% of our fiscal 2008 pharmacy sales. Any significant loss of third-party business, including Medicare and Medicaid, could have a material adverse effect on our revenues and profitability.

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

The profitability of our Medicare prescription drug plan business is also seasonal, peaking in the second half of our fiscal year as a result of the Medicare Part D benefit design.

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

If we are unable to successfully execute our strategic initiatives and business development efforts, our future productivity and profitability may be adversely affected.

We are currently undertaking a series of strategic initiatives and business development efforts designed to make Longs a stronger competitor and more profitable company. These initiatives and efforts address several core elements of our operations, including our supply chain, front-end sales, pharmacy profitability, prescription drug plan business, customer service and operational processes. Our ability to successfully implement these changes, which are significant to our operations and business, is critical to our future profitability. If we are not successful, we may not achieve the expected benefits from these initiatives and efforts, despite having expended significant capital and human effort. Furthermore, we may encounter difficulties implementing this amount of change in our organization that could have a negative impact on our implementation plans and project budgets.

Changes in economic conditions could adversely affect consumer buying practices and reduce our revenues and profitability.

Our performance is affected by economic conditions such as overall economic growth and unemployment, especially in California, our primary market. Recently, slowing economic growth, rising sub-prime mortgage defaults and a related tightening of credit markets, and higher gasoline prices have had a significant impact on consumer spending in our markets. Deterioration in economic conditions, particularly in California, could adversely affect our revenues and profitability. For example, an increase in unemployment could cause consumers to lose their health insurance, which could in turn adversely affect our pharmacy sales. Further, a decrease in overall consumer spending as a result of changes in economic conditions could adversely affect our front-end sales and profitability.

The retail drug store industry is highly competitive and further increases in competition in our markets could adversely affect us.

We face intense and growing competition with local, regional and national companies, including other drug store chains, independent drug stores, on-line retailers, supermarket chains and mass merchandisers, many of which are aggressively expanding in markets we serve. In addition, competition from mail order pharmacies is growing, and some third-party health plans require mail order fulfillment of certain medications. Many of our competitors have substantially greater resources, including name recognition and capital resources, than we do. Some of these competitors may offer our key products, including prescription drugs, at prices below or near cost in order to gain market share and increase sales of other products they offer. The nature and extent of consolidation in the retail drug store and pharmacy benefit services industries could also affect our competitive position. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur, which could require us to reduce prices, purchase more effectively and increase customer service to remain competitive. We may not be able to continue to compete effectively in our markets or increase our revenues or margins in response to further increased competition.

The pharmacy benefit services industry has become increasingly competitive, and this competition could impair our ability to attract and retain clients, which could adversely affect our business

Our ability to maintain growth rates in our pharmacy benefit services business is dependent upon our ability to attract new clients and retain existing clients. Some of our competitors may offer services and pricing terms we may not be able to offer. Our contracts with clients generally do not have terms longer than three years and, in some cases, are terminable by the client on relatively short notice. In addition, a relatively small number of contracts account for a significant portion of our total pharmacy benefit management profitability. This competition may make it difficult for us to attract new clients and retain existing profitable clients, which could materially adversely affect our business and financial results.

Over the last several years, competition in the marketplace has also caused many pharmacy benefit services companies, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and related revenues received from pharmaceutical manufacturers with clients. This combination of lower pricing and increased revenue sharing, as well as increased demand for enhanced service offerings and higher service levels, has put pressure on operating margins. This pressure may continue, and we can give no assurance new services provided to clients will fully compensate for these reduced margins.

We believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its contract with us, as opposed to one of our competitors, could be reduced.

Reductions in third-party, including government, reimbursement levels for prescription drugs continue to impact our gross margins on pharmacy sales and could have a significant effect on our retail drug store sales and gross profits.

Third-party health plans cover more than 90% of all the prescription drugs that we sell. Pharmacy sales covered by third parties have lower gross margins than non-third-party pharmacy sales, and third-party health plans continue to reduce the levels at which they reimburse us for the prescription drugs that we provide to their members. Furthermore, government-sponsored health plans such as Medicare and Medicaid are making continuing efforts to reduce their costs, including prescription drug reimbursements, and the new Medicare prescription drug benefit resulted in lower reimbursement levels for prescription drugs provided to Medicare participants. In particular, increased utilization of generic pharmaceuticals (which normally yield a higher gross profit rate than equivalent brand named drugs) has resulted in pressure to decrease reimbursement payments to pharmacies for generic drugs, causing a reduction in generic profit margins. If third-party health plans, including government-sponsored plans, continue to reduce their reimbursement levels, our retail drug store sales and gross profits could be significantly adversely affected.

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts in the prescription drug industry, including our contracts with third-party payors and pharmacy benefit management clients, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include average wholesale price (“AWP”) and wholesale acquisition cost (“WAC”). Recent events have raised uncertainties as to whether third-party payors, prescription benefit management providers and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks, such as average manufacturer price (“AMP”), will be adopted for establishing prices within the industry. In certain circumstances, AMP may be below our prescription drug acquisition cost. We believe that third-party payors and prescription benefit management providers will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. Changes to industry pricing benchmarks may have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

The significant investments we are making in our stores may not increase our retail drug store profitability, which could adversely affect our results of operations, financial condition and cash flows.

We have recently made and are continuing to make significant investments in our retail drug stores in an effort to increase our sales and profitability. These investments include the construction of drive-through pharmacies, pharmacy and other technology, installation of new digital photo equipment, and remodels and other improvements to some existing stores. Some of these investments require significant capital expenditures and human effort. We are uncertain about consumer reaction to these changes and therefore these investments may not result in increased sales and profitability. A failure to increase our retail drug store sales and profitability would adversely affect our results of operations, financial condition and cash flows.

Our ability to grow our business may be constrained by our inability to find suitable new store locations at acceptable prices or by the expiration of our current leases.

Our ability to grow our business may be constrained if suitable new store locations cannot be identified with lease terms or purchase prices that are acceptable to us. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations applicable to the types of stores we desire to construct may impact our ability to find suitable locations and influence the cost of constructing our stores. The expiration of leases at existing highly profitable store locations may adversely affect us if the renewal terms of those leases are unacceptable to us, or are not available for renewal due to owner/developer plans for the property, and we are forced to close or relocate stores.

We may incur significant costs in connection with the closing of stores.

As we have in the past, we may close stores if we deem such a decision to be warranted and we can do so on what we determine is a cost effective basis. In fiscal 2008, we approved a plan to dispose of 31 stores, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. We may choose to close additional stores in the future. Closures may occur prior to lease expiration in which case we may be unable to assign such leases in a manner that allows us to avoid store lease costs. We may also incur costs associated with severance and related benefits for affected employees. These costs may be partially offset by proceeds from the disposition of owned properties and pharmacy prescription files. In addition, upon natural expiration of our leases we may be unable to find suitable locations nearby that allow us to retain the customer base we have developed.

Our failure to effectively manage new store openings could lower our sales and profitability.

Our growth strategy is largely dependent upon opening new stores and operating them profitably. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

•	the ability to identify new store locations, negotiate suitable leases and build out the stores in a timely and cost efficient manner;

•	the ability to hire and train skilled pharmacists and other employees;

•	the ability to integrate new stores into our existing operations and leverage existing infrastructure; and

•	the ability to increase sales at new store locations.

Our growth will also depend on our ability to process increased merchandise volume resulting from new store openings through our inventory management systems and distribution facilities in a timely manner. If we fail to manage new store openings in a timely and cost efficient manner, our growth may decrease.

If our insurance-related costs increase significantly, our financial position and results of operations could be adversely affected.

The costs of many types of insurance and self-insurance, especially workers’ compensation, employee health care and others, have been highly volatile in recent years. These conditions have been exacerbated by rising health care costs, legislative changes, economic conditions, terrorism and heightened scrutiny of insurance brokers and insurance providers. If our insurance-related costs increase significantly, or we are unable to renew our insurance policies or protect against all the business risks facing us, our financial position and results of operations could be adversely affected.

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

The retail drug store industry is continuing to experience a shortage of licensed pharmacists in the markets in which we operate. If we are unable to attract and retain pharmacists, our business could be adversely affected. In order to mitigate this risk we have established centralized prescription fill centers and have also installed robotic prescription fill equipment in many of our pharmacies. The success of these efforts is important to our ability to address the shortage of pharmacists, but additional efforts may be necessary to address this business issue. Additional investment may be costly, and could adversely affect our results of operations, financial condition and cash flows.

We are subject to governmental regulations, procedures and requirements. Our noncompliance with, or a significant change in, these regulations could have a material adverse effect on us.

Our retail drug store and pharmacy benefit services businesses are subject to numerous federal, state and local regulations, many of which are new and developing. These include, but are not limited to, local registrations and regulation of pharmacies in the states where our pharmacies are located or licensed, Medicare and Medicaid regulations applicable to our retail pharmacy and pharmacy benefit services businesses, state labor laws and regulations, and the requirements of the Health Insurance Portability and Accountability Act, or HIPAA, regarding the protection of confidential patient medical records and other information. We are also subject to various state insurance laws and regulations in connection with our prescription drug plan business. Failure to adhere to these and other applicable regulations could result in the imposition of civil and criminal penalties. Furthermore, any new federal or state regulations or reforms, including healthcare reform initiatives or pharmacy benefit management regulation, could adversely affect us.

Should a product liability issue arise, inadequate insurance coverage against such risks or inability to maintain such insurance may result in a material adverse effect on our business.

Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, including with respect to improper filling of prescriptions, labeling of prescriptions and adequacy of warnings, and are significantly dependent upon suppliers to provide safe, government-approved and non-counterfeit products. We also sell a variety of non-pharmaceutical products that we purchase from a large number of suppliers, including some who operate in foreign countries, which could become subject to contamination, product tampering, mislabeling or other damage, or could otherwise fail to meet the various food and consumer health safety requirements under which we operate. While we maintain reasonable quality assurance practices, no program can provide complete assurance that a product liability issue will not arise. Should a product liability issue arise, the coverage limits under our insurance programs may not be adequate to protect us against future claims. In addition, we may not be able to maintain this insurance on acceptable terms in the future. Damage to our reputation in the event of a product liability issue could have an adverse effect on our business, financial condition or results of operations. Reestablishing any lost confidence on the part of our customers would be difficult and costly.

Our geographic concentration in the western United States presents certain risks that could adversely affect us.

Our stores, mail order pharmacy operations, distribution centers and corporate offices are located in the western United States, with the majority of our stores in California. Risks prevalent in this region include, but are not limited to, the adverse economic effects of significant state budget deficits, a significant planned reduction in state Medicaid pharmacy reimbursements, further legislative or other governmental actions reducing prescription reimbursement payments to us, significant new or increased income or property tax, or increasing our liability with respect to workers’ compensation, major earthquakes, volatility in energy supplies and costs, and shipping and other transportation-related disruptions. Because of our geographic concentration, these risks could result in significant disruptions to our business or increased operating expenses. In addition, we rely primarily on two centralized distribution centers, both in California, to ship most of our non-prescription products to our stores. If either distribution center was destroyed or shut down for any reason, we would incur significantly higher costs and delays associated with distribution of products during the time it takes us to reopen or replace the centers.

An adverse trend in sales during the cold and flu, allergy and/or holiday seasons could have a disproportionate effect on our operating results for the year.

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the main holiday selling season and as well as the winter cold and flu season. As a result, our results for the entire year tend to be disproportionately dependant on the performance in the fourth quarter. The strength of the holiday selling season and the severity of the cold and flu season vary considerably each year. Seasonal variability could lead to unexpected and materially adverse effects on our results of operations.

The success of our business depends on maintaining a well-secured technology infrastructure.

We are dependent on our infrastructure, including our information systems, for many aspects of our business operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data. Our business and operations may be harmed if we do not maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operations. Malfunctions in our business processes, breaches of our information systems or the failure to maintain effective and up-to-date information systems could disrupt our business operations, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, result in regulatory violations, increase administrative expenses or lead to other adverse consequences.

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

We are subject to certain legal proceedings that may adversely affect our financial condition and results of operations.

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

If our prescription drug plans do not generate the anticipated revenues or profitability or if we do not retain our plan members, our financial results could be adversely affected.

Effective January 1, 2006, through our pharmacy benefit management subsidiary, we began offering prescription drug plans that provide prescription drug benefits under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Because this is a relatively new federally subsidized benefit and is subject to annual bidding, it is difficult to predict the revenues and profitability of these plans and the timing of the related cash flows. If the revenues we generate from providing these benefits are not sufficient to cover the related prescription drug costs, if we are unable to successfully control our gross drug costs, or if the timing of our prescription drug expenditures and related subsidy payments from the Centers for Medicare and Medicaid Services (“CMS”) differ significantly from our projections, our profitability and cash flows will be adversely affected. CMS performs an annual reconciliation of prescription drug expenditures and their related subsidy payments to prescription drug plan sponsors subsequent to each calendar plan year. If the outcome of this reconciliation process is significantly different than our current estimates, our financial results for this business could be adversely affected. Furthermore, these plans are subject to annual bidding and regulatory approval and the majority of our enrollees are “dual-eligible” (qualified for both Medicare and Medicaid coverage) who are automatically assigned to providers based on the outcome of the annual bidding process. If our annual bid is not successful, or if Congress were to change or eliminate the plans, our profitability could be adversely affected.

If RxAmerica does not become fully licensed as a risk bearing entity, our ability to offer prescription drug plans will be adversely affected.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 requires prescription drug plan sponsors to ultimately be licensed under state law as a risk-bearing entity, such as an insurer or health maintenance organization, eligible to offer health insurance or health benefits coverage in each state in which the applicant offers a prescription drug plan. We recently acquired a “shell” insurance company in connection with our plans to satisfy the licensure requirements. For the 2009 plan year and forward, in accordance with the federal statutory mandate, the insurance company will provide the Medicare prescription drug plans. Our ability to offer prescription drug plans in the future may be adversely affected if the insurance company is not fully operational and successful in its bids to CMS for 2009. Furthermore, while many state insurance laws are well-established, CMS continues to provide new guidance in an attempt to assist sponsors and state regulators in determining the appropriate applicability of state insurance laws in the context of the prescription drug plans. Uncertainty as to the applicability of state and federal laws could have an impact on RxAmerica’s ability to successfully offer products and services under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

If RxAmerica loses relationships with one or more key pharmaceutical manufacturers or if the payments made or rebates provided by pharmaceutical manufacturers decline, its business and financial results could be adversely affected

RxAmerica maintains contractual relationships with numerous pharmaceutical manufacturers that may provide it with, among other things:

•	rebates based upon sales of drugs through pharmacies in its retail networks; and

•	administrative fees for managing rebate programs, including the development and maintenance of formularies which include the particular manufacturer’s products.

In addition, formulary fee programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Changes in existing laws or regulations or in interpretations of existing laws or regulations or the adoption of new laws or regulations relating to any of these programs may materially adversely affect the operating results of RxAmerica.

If RxAmerica loses relationships with one or more key pharmacy providers, or its relationship is modified in an unfavorable manner, our business could be impaired

RxAmerica’s contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice by either party. If one or more of the other top pharmacy chains elects to terminate its relationship with RxAmerica, or attempts to renegotiate the terms of the relationship in a manner that is unfavorable to it, members’ access to retail pharmacies and the RxAmerica business could be materially adversely affected. The continued growth of PBMs owned by the competing pharmacy chains, or the acquisition of significant PBM operations by such chains could increase the likelihood of our relationships with such pharmacy chains being adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Stores

	Fiscal Year
	2008	2007	2006
Number of stores, beginning of period	509	476	472
Stores opened	20	16	5
Stores acquired	13	21	—
Stores closed	(32)	(4)	(1)

Number of stores, end of period	510	509	476

Number of stores, end of period (continuing operations)	510	486	453

Stores relocated	3	7	0
Stores remodeled	43	40	41

In February 2007, our board of directors approved a plan to dispose of 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and 8 stores in California. We closed 30 of these stores during fiscal 2008. One California store previously included in this disposition plan will remain open.

We plan to open or relocate approximately 20 to 30 stores and remodel 40 additional stores in fiscal 2009.

Our stores are located in the following states:

	January 31, 2008	January 25, 2007	January 26, 2006
California	447	437	402
Hawaii	37	32	31
Nevada	24	17	17
Arizona	2	—	—
Washington	—	12	15
Colorado	—	9	9
Oregon	—	2	2

Total	510	509	476

We opened two stores in Arizona during fiscal 2008 to support a new pharmacy benefits management contract signed by our RxAmerica subsidiary.

Approximately 92% of our stores are full-service retail drug stores, averaging approximately 23,000 square feet, of which approximately 16,000 square feet is devoted to selling space. The remaining 8% of our stores are smaller pharmacy stores, with less than 4,000 selling square feet and averaging approximately 1,500 selling square feet. Our future growth plans include a mix of full-service retail drug stores and smaller pharmacy stores.

As of January 31, 2008, 59% of our stores are leased from third parties, 28% are company-owned buildings on company-owned land, and 13% are company-owned buildings on leased land.

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

Other Properties

We have two principal company-owned corporate office facilities in California, with a total of 142,000 square feet, and we lease an additional 61,000 square feet of office space, also in California. We also own a 26,000 square foot office facility and lease an additional 70,000 square feet of office space in Salt Lake City, Utah, for our pharmacy benefit services segment. In addition, we lease a 34,000 square foot pharmacy mail order and central fill facility in Sacramento, California, and an 11,000 square foot office facility in Las Vegas, Nevada, for our mail order call center operations. Our remaining properties are not material, either individually or in the aggregate.

Item 3. Legal Proceedings.

Rankin v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, San Diego County, in October 2004, and was subsequently certified as a class action. The lawsuit alleged that our employment application violated California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff sought to recover statutory damages and attorneys’ fees for himself and all similarly situated individuals who applied for employment with us during the class period. Trial commenced on August 20, 2007 and concluded with a dismissal of plaintiff’s case by the court on September 26, 2007. The plaintiff filed a notice of appeal on December 4, 2007.

During the third quarter of fiscal 2007, we completed a self-audit of certain of our California drug stores located in three counties that was initiated at the request of the State of California Department of Industrial Relations (“DIR”). The audit related to compliance with California law relating to meal period requirements. We made compensatory payments resulting from this audit, which were not material to us, during the fourth quarter of fiscal 2007. The DIR has also requested that we conduct an audit related to meal period compliance for all of our California drug stores. At this time we cannot reasonably estimate the amount of possible payments that might be required as a result of an additional audit, if any.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market for our common stock, which is traded under the symbol “LDG.” Our transfer agent is Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, MN 55164-0854. There were approximately 2,132 stockholders of record as of February 21, 2008.

Quarterly high and low sale prices for our common stock, based on the New York Stock Exchange composite transactions, are shown below:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
	Low	High	Low	High	Low	High	Low	High	Low	High
Fiscal 2008	$42.57	$54.99	$48.70	$59.20	$45.17	$54.69	$41.51	$58.54	$41.51	$59.20
Fiscal 2007	$34.00	$48.55	$39.75	$48.50	$38.76	$48.53	$40.40	$47.05	$34.00	$48.55

Quarterly dividends per share are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2008	$0.14	$0.14	$0.14	$0.14	$0.56
Fiscal 2007	$0.14	$0.14	$0.14	$0.14	$0.56

We made the following repurchases of our common stock during the quarter ended January 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
October 26, 2007—November 22, 2007	—	—	—	$224.7 million
Month #2
November 23, 2007—December 27, 2007	255,000	$52.80	255,000	$211.2 million
Month #3
December 28, 2007—January 31, 2008	1,245,000	$44.15	1,245,000	$156.3 million

Total	1,500,000	$45.62	1,500,000

(1)	These shares were repurchased under two separate programs authorized by our board of directors, in May 2005 and November 2007. In May 2005, our board of directors authorized the repurchase of up to $150 million of our outstanding common stock through May 2008. In November 2007, our board of directors authorized the additional repurchase of up to $200 million of our outstanding common stock through February 2011. We have completed the May 2005 share repurchase program. Under the November 2007 share repurchase program, we are authorized to repurchase additional shares of our common stock for a maximum additional expenditure of $156.3 million.

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

	1/30/03	1/29/04	1/27/05	1/26/06	1/25/07	1/31/08
Longs Drug Stores Corporation	100.00	107.55	131.06	176.03	219.88	238.62
Russell 2000	100.00	158.03	171.73	204.17	225.49	203.42
Russell 2000 Consumer Staples	100.00	133.60	145.49	155.82	209.15	201.04

Item 6. Selected Financial Data.

	Fiscal Year (1)
	2008 (53 weeks)	2007 (52 weeks)	2006 (52 weeks)	2005 (52 weeks)	2004 (52 weeks)
	Dollars in thousands except per share data
Statement of Consolidated Income data:
Revenues:
Retail drug store sales	$4,882,827	$4,652,940	$4,491,752	$4,444,002	$4,360,616
Pharmacy benefit services revenues (2)	379,738	320,356	53,457	32,822	27,430

Total revenues	5,262,565	4,973,296	4,545,209	4,476,824	4,388,046
Costs and expenses:
Cost of retail drug store sales	3,614,769	3,484,617	3,333,605	3,319,110	3,272,855
Prescription drug plan benefit costs (2)	263,608	229,179	12,232	—	—
Operating and administrative expenses	1,211,561	1,126,019	1,078,121	1,071,082	1,049,996
Gain on sale of distribution center	—	—	(11,049)	—	—
Provision for store closures and asset impairments, net	8,495	2,778	2,397	974	7,329
Legal settlements and other disputes, net	(431)	(930)	—	10,773	(7,007)

Operating income	164,563	131,633	129,903	74,885	64,873
Interest expense, net	7,763	6,846	7,857	13,354	13,379
Income taxes	57,909	45,334	45,922	22,343	18,457

Income from continuing operations	98,891	79,453	76,124	39,188	33,037

Loss from discontinued operations, net of tax (3)	(2,690)	(4,992)	(2,237)	(2,280)	(3,273)

Net income	$96,201	$74,461	$73,887	$36,908	$29,764

Per common share data:
Basic earnings per common share:
Income from continuing operations	$2.65	$2.14	$2.04	$1.05	$0.89
Loss from discontinued operations (3)	(0.07)	(0.14)	(0.06)	(0.06)	(0.09)

Net income	2.58	2.00	1.98	0.99	0.80

Diluted earnings per common share:
Income from continuing operations	2.59	2.08	1.99	1.04	0.88
Loss from discontinued operations (3)	(0.07)	(0.13)	(0.06)	(0.06)	(0.09)

Net income	2.52	1.95	1.93	0.98	0.79

Dividends per common share	$0.56	$0.56	$0.56	$0.56	$0.56

Consolidated Balance Sheet and Cash Flows data:
Total assets	$1,846,716	$1,687,668	$1,495,329	$1,413,095	$1,442,112
Long-term debt	183,364	118,091	59,818	145,688	114,558
Other long-term liabilities	105,352	103,459	80,469	69,770	50,695
Stockholders’ equity	827,925	815,557	762,589	721,845	713,921
Operating cash flows	218,299	182,968	202,301	181,638	122,139
Capital expenditures and acquisitions	190,153	167,687	105,492	91,479	113,999

Operating statistics:
Number of stores at year end	510	509	476	472	470
Number of stores at year end, continuing operations	510	486	453	449	447
Same-store sales growth (decline) (4) (52-week basis)	0.9%	2.0%	0.6%	0.6%	(0.2)%
Selling square footage at year end (thousands) (5)	7,571	7,402	7,300	7,277	7,240
Average drug store sales per selling square foot (52-week basis) (5)	$630	$622	$608	$605	$604
Number of employees at year end	21,900	21,900	21,800	22,000	22,900

(1)	We operate on a 52/53-week fiscal year ending on the last Thursday in January.

(2)	Beginning January 1, 2006, through our pharmacy benefit services segment, we began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

(3)	In fiscal 2008, we closed 30 stores, including all of the 23 stores located in Washington, Oregon and Colorado and seven stores in California, pursuant to a plan approved by our board of directors in February 2007. The results of operations associated with the stores in Washington, Oregon and Colorado are classified as discontinued operations for all periods presented (see Note 3 to our consolidated financial statements).

(4)	Same-store sales statistics serve as a measure of our sales growth excluding the effect of opening new stores or closing stores. We compute same-store sales growth on a monthly basis, by comparing sales in the current fiscal month with those of the same fiscal month of the previous fiscal year for those stores that have been open for at least 13 complete consecutive fiscal months. Relocated stores are not included in same-store sales until the new location has been open for at least 13 complete consecutive fiscal months. This computation has the effect of measuring sales increases or decreases each month only for those stores that were open during all of the same month of the previous fiscal year. We compute quarterly and annual same-store sales growth by accumulating the monthly same-store sales results for those quarterly and annual periods. Same-store sales results for fiscal 2008 versus fiscal 2007 are presented on a comparable 52-week basis. Sales for the 30 stores closed during fiscal 2008 pursuant to a plan approved by our board of directors in February 2007 (see (3) above) are excluded from same-store sales results in fiscal 2008.

(5)	Selling square footage and average sales per selling square foot are based on continuing operations only.

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

OVERVIEW

Our fiscal 2008 financial results reflect the progress we have made on our initiatives to make Longs a stronger competitor and more profitable company. We successfully realigned and upgraded our store base, increased our self-distribution of front-end merchandise, built a strong foundation for the continued growth of our pharmacy benefit services segment, and made continued progress on our long-term strategic initiatives.

In February 2007, we announced a plan to dispose of 31 stores during fiscal 2008, including all of our 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores were located in markets we entered in the 1980s and 1990s that remained underdeveloped. Sufficiently developing our presence in these markets would have required significant investment that we believed would be better directed toward markets that offer greater opportunities for more satisfactory returns. We therefore decided to close the stores and market the assets. As of the end of fiscal 2008, we have closed 30 of these stores. One California store previously included in this disposition plan will remain open. Twenty-four of the store locations have been sold or sub-leased and the remainder are being actively marketed. This realignment has allowed us to direct more attention to the growth of our retail drug store and pharmacy benefit services segments.

Our store opening activities resulted in a net addition of 24 stores within continuing operations. We opened 20 new stores, relocated three stores and closed nine stores. We also acquired seven retail pharmacies during the year, which increased our portfolio of smaller retail pharmacies, many of which are close to the point of care, such as hospitals, clinics and medical office buildings. We also acquired six stores in the Reno, Nevada area from Rite Aid Corporation, further increasing our presence in the Reno area. Our future growth plans incorporate a mix of smaller pharmacies as well as our traditionally larger full-service retail drug stores.

We remodeled 43 additional stores during fiscal 2008, achieving our goal of bringing our new, updated look to 50% of our full-service retail drug stores as of the end of fiscal 2008. We plan to remodel up to an additional 40 stores in fiscal 2009.

We completed construction of an 800,000 square foot distribution center in Patterson, California during the summer of fiscal 2007, which has enabled us to increase our self-distribution to 80% of our mainland front-end merchandise during fiscal 2008, up from 40% previously. We have already reduced our distribution costs as a percent of shipments and expect to make continued progress on efficiency and productivity.

We achieved continued growth at RxAmerica during fiscal 2008, both in our prescription drug plans for Medicare beneficiaries as well as our pharmacy benefit management business. Our prescription drug plans will serve an estimated 440,000 to 450,000 beneficiaries in the calendar 2008 plan year, up from enrollment last year of approximately 240,000. During fiscal 2008, RxAmerica acquired a registered insurance company, subsequently renamed Accendo Insurance Company, with licenses to operate as an insurance company in 46 states. This will allow us to continue to offer prescription drug plans for Medicare through Accendo after the expiration of our insurance waivers from the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2009. Pharmacy benefit management revenues also increased in fiscal 2008 due to growth in our existing client base and the addition of new clients. RxAmerica managed prescription drug plans covering 8.7 million lives as of the end of fiscal 2008, up from 7.3 million lives as of a year ago.

We have continued to work on the broad categories of strategic initiatives established more than five years ago to make Longs a stronger competitor and more profitable company: pharmacy profitability, front-end sales, supply chain, operational processes and pharmacy benefit services. The progress we have made on these initiatives to date has enabled us to improve our operating performance, develop the organizational competence for change and improvement, and build a foundation for more profitable growth.

We plan to make continued enhancements to our supply chain and distribution capabilities in an effort to improve our inventory management and in-stock position. During fiscal 2009, we plan to complete the installation of our system for store ordering, receiving and inventory management in our Hawaii stores, and to implement an integrated demand forecasting and replenishment system for front-end merchandise in our mainland stores. Our increased self-distribution of front-end merchandise gives us the opportunity to optimize our merchandise assortments, take further advantage of faster replenishment and increase our use of technology to improve our efficiency.

We also plan to make continued progress on improving our productivity through operational initiatives focused on performance measurements, standardized processes and technologies and growing our business to better leverage our costs. We plan to install a labor scheduling and forecasting system in all of our stores by the end of fiscal 2009. We are also streamlining our remodeling process in an effort to reduce disruption for our customers and store operations. We are also working to improve the profitability of our new stores at a faster rate.

We remain focused on our longer-term goal to reduce the gap between our operating margin and those of our largest competitors, and plan to continue our efforts to become a stronger competitor and more profitable company.

RESULTS OF OPERATIONS

Revenues

	Fiscal Year
	2008	2007	2006
	Dollars in Thousands
Retail drug store sales:
Pharmacy sales	$2,509,252	$2,344,602	$2,179,522
Front-end sales	2,373,575	2,308,338	2,312,230

Total	$4,882,827	$4,652,940	$4,491,752

Pharmacy benefit services revenues:
Prescription drug plan revenues	$310,800	$280,719	$16,201
Pharmacy benefit management revenues	68,938	39,637	37,256

Total	$379,738	$320,356	$53,457

Total revenues	$5,262,565	$4,973,296	$4,545,209

Retail drug store sales:
Total sales growth over previous year	4.9%	3.6%	1.1%
Total sales growth, comparable 52-week basis	3.0%	3.6%	1.1%
Same-store sales growth, comparable 52-week basis	0.9%	2.0%	0.6%
Pharmacy sales growth	7.0%	7.6%	3.7%
Same-store pharmacy sales growth, comparable 52-week basis	1.8%	5.1%	3.2%
Pharmacy as a % of total retail drug store sales	51.4%	50.4%	48.5%
% of pharmacy sales covered by third party health plans	95.0%	94.4%	92.6%
Front-end sales growth (decline)	2.8%	(0.2)%	(1.3)%
Same-store front-end sales growth (decline), comparable 52-week basis	0.1%	(0.9)%	(1.7)%
Front-end as a % of total retail drug store sales	48.6%	49.6%	51.5%
Pharmacy benefit services revenues:
Prescription drug plan revenue growth over previous year	10.7%	N/A	N/A
Pharmacy benefit management revenue growth over previous year	73.9%	6.4%	13.5%

Fiscal 2008 versus Fiscal 2007

Total revenues increased 5.8% in fiscal 2008 over fiscal 2007. On a comparable 52-week basis (excluding the last week of fiscal 2008), total revenue increased 3.8% in fiscal 2008 over fiscal 2007.

Retail Drug Store Sales

Retail drug store sales were $4.9 billion, a 4.9% increase over fiscal 2007. On a comparable 52-week basis, total retail drug store sales increased 3.0% in fiscal 2008 over fiscal 2007. Same-store sales increased 0.9% on a comparable 52-week basis. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth.

Pharmacy sales increased 7.0% in fiscal 2008 over fiscal 2007, partially due to the impact of the 53rd week in fiscal 2008, with same-store pharmacy sales increasing 1.8% on a comparable 52-week basis. The increase in same-store pharmacy sales was primarily due to continued increases in average retail prescription prices. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced, high-volume generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 4.5 to 4.7 percentage points. We expect that average retail prices for prescription drugs will continue to rise due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. We expect that the utilization of generic drugs will continue to increase through the first half of fiscal 2009.

Prescription volumes were relatively flat in fiscal 2008 compared with fiscal 2007 due in part to a weaker cold and flu season. We expect that several favorable industry trends will positively impact our prescription volumes over the long term. These trends include an aging U.S. population consuming a greater number of prescription drugs, the growing use of prescription drugs as preventive therapy by healthcare providers and the introduction of new drugs. Factors that could offset these favorable trends include increasing competition, including the growth of mail order pharmacies, and rising prescription drug costs, which could cause consumers to reduce their purchases of prescription drugs or third-party health plans to reduce their coverage of prescription drug costs for their members.

Pharmacy sales were 51.4% of total drug store sales in fiscal 2008, compared to 50.4% in fiscal 2007. We expect pharmacy sales to continue to increase as a percentage of total drug store sales as pharmacy sales continue to increase faster than front-end sales.

Third-party health plans covered 95.0% of our pharmacy sales in fiscal 2008, compared to 94.4% in fiscal 2007. We expect third-party sales to remain over 90% of our total pharmacy sales for the foreseeable future due to significant consumer participation in managed care and other third-party plans, including Medicare prescription drug plans.

Front-end sales increased 2.8% in fiscal 2008 from fiscal 2007, partially due to the impact of the 53rd week in fiscal 2008, with same-store front-end sales increasing 0.1% on a comparable 52-week basis. Our core categories of health, wellness, beauty and convenience continued to outperform our non-core categories as a result of our continuing merchandise strategy to improve our profitability by focusing on our core categories. More than 85% of our front-end sales were in our core categories during fiscal 2008.

Our front-end sales performance is affected by overall economic conditions, including growth and unemployment, especially in California, our primary market. We expect these factors to contribute to a difficult sales environment in the short term. Longer term, we expect our front-end sales to increase as a result of growth in the number of our stores and our continued efforts to expand and enhance our assortments of merchandise in our core categories.

Pharmacy Benefit Services Revenues

Pharmacy benefit services revenues were $379.8 million in fiscal 2008, an 18.5% increase over fiscal 2007. Pharmacy benefit management revenues increased $29.3 million, or 73.9%, while prescription drug plan revenues increased $30.1 million, or 10.7%. On a comparable 52-week basis, total pharmacy benefit services revenue increased 15.1% in fiscal 2008 over fiscal 2007.

RxAmerica’s Medicare prescription drug plan revenues increased $30.1 million, or 10.7% compared to fiscal 2007 due to an increase in the number of beneficiaries covered by our prescription drug plans. These plans will provide prescription drug benefits to an estimated 440,000 to 450,000 Medicare beneficiaries in all 50 states and the District of Columbia during the calendar 2008 plan year.

Revenues under the prescription drug plans include fixed monthly premiums paid by beneficiaries and by the federal Centers for Medicare & Medicaid Services (“CMS”), as well as a CMS risk share component. If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than a certain amount (2.5 percentage points for the calendar 2006 and 2007 plan years and 5.0 percentage points for the calendar 2008 plan year) above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk share settlement with CMS subsequent to the end of the plan year. The risk share adjustment, if any, is recorded as an adjustment to premium revenues and accounts receivable or accounts payable.

Pharmacy benefit management revenues increased 73.9% to $68.9 million due to growth in our existing client base and the addition of new clients. The Medicare prescription drug benefit also contributed to the increase in our pharmacy benefit management revenues in fiscal 2008 over fiscal 2007, partially as a result of RxAmerica providing pharmacy benefit management services to Medicare Advantage prescription drug plans.

Fiscal 2007 versus Fiscal 2006

Total revenues increased 9.4% in fiscal 2007 over fiscal 2006. Retail drug store sales were $4.7 billion, a 3.6% increase over fiscal 2006, with same-store sales increasing 2.0%. Growth in the number of stores and higher mail order sales also contributed to total retail drug store sales growth. Pharmacy benefit services revenues were $320.4 million in fiscal 2007, compared to $53.5 million in fiscal 2006, primarily due to an increase of $264.5 million related to the prescription drug plans we began offering on January 1, 2006 under Medicare Part D.

Retail Drug Store Sales

Pharmacy sales increased 7.6% in fiscal 2007 over fiscal 2006, with same-store pharmacy sales increasing 5.1%. The increase in same-store pharmacy sales was primarily due to continued increases in average retail prescription prices, in addition to higher prescription volumes. Average prescription prices increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. The increase in average prescription prices was mitigated in part by the increased utilization of lower-priced, high-volume generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 2.2 percentage points.

The increase in our same-store prescription volumes was primarily due to the new Medicare drug benefit and the success of our pharmacy marketing initiatives. These increases were partially offset by a weaker cold and flu season on the West Coast in fiscal 2007 compared to fiscal 2006. Pharmacy sales were 50.4% of total drug store sales in fiscal 2007, compared to 48.5% in fiscal 2006. Third-party health plans covered 94.4% of our pharmacy sales in fiscal 2007, compared to 92.6% in fiscal 2006.

Front-end sales decreased 0.2% in fiscal 2007 from fiscal 2006, with same-store front-end sales decreasing 0.9%. The decline in same-store front-end sales was primarily due to lower sales in our non-core categories and a continued industry-wide decline in photo processing sales due to consumers’ continued migration to digital photography technology.

Pharmacy Benefit Services Revenues

The increase in pharmacy benefit services revenues in fiscal 2007 was primarily due to an increase of $264.5 million related to the prescription drug plans we began offering on January 1, 2006 under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Fiscal 2007 represented the first full year of operations for these plans. Our plans covered approximately 220,000 Medicare beneficiaries in all 50 states and the District of Columbia as of the end of fiscal 2007.

The Medicare prescription drug benefit also contributed to the 6.4% increase in our pharmacy benefit management revenues in fiscal 2007 over the fiscal 2006, partially as a result of RxAmerica providing pharmacy benefit management services to Medicare Advantage prescription drug plans.

Gross Profit

	Fiscal Year
	2008	2007	2006
Retail drug store gross profit (thousands)	$1,268,058	$1,168,323	$1,158,147
Retail drug store gross profit margin	26.0%	25.1%	25.8%
LIFO provision (thousands)	$9,086	$12,750	$4,800
Prescription drug plan gross profit (thousands)	$47,192	$51,540	$3,969
Prescription drug plan gross profit margin	15.2%	18.4%	24.5%

Fiscal 2008 versus Fiscal 2007

Retail Drug Stores

Retail drug store gross profit was 26.0% of retail drug store sales in fiscal 2008, compared with 25.1% in fiscal 2007. The increase was primarily due to the increased utilization of generic drugs, which generally have higher gross profit margins than name-brand drugs, lower distribution costs achieved through increased self-distribution, and improved inventory management.

Our LIFO provision, which is included in the cost of retail drug store sales, was $9.1 million in fiscal 2008 and $12.8 million in fiscal 2007. The decrease was primarily due to lower net inflation compared with last year. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix.

We will continue to pursue gross profit improvements through our merchandise focus on core categories, private label brands, supply chain systems and self distribution. We also expect that the utilization of lower-priced, higher-margin generic drugs will continue to increase through the first half of fiscal 2009. We expect that continued efforts by third-party health plans, including Medicare and other government-sponsored plans, to reduce prescription drug reimbursement levels, will at least partially offset these favorable effects on our gross profit percentage.

In addition to the acquisition cost of inventory sold (net of merchandise rebates and allowances), we include in-bound freight, receiving, warehousing, purchasing and distribution costs, and advertising expenses (net of advertising rebates and allowances) in our cost of retail drug store sales. We classify store occupancy costs as a component of operating and administrative expenses. Our retail drug store gross profit margins may not be comparable to those of some other retailers who include distribution and advertising costs in their operating expenses, or store occupancy costs in their cost of sales.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan benefit costs relate only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Prescription drug plan gross profit was 15.2% of prescription drug plan revenues in fiscal 2008 compared with 18.4% in fiscal 2007. The decrease was due to lower average premiums as a result of our bids for the calendar 2007 plan year compared with the calendar 2006 plan year. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan benefit costs represent our portion of the cost of prescription drugs purchased by Medicare participants in one of our prescription drug plans. Such costs include benefit payments during the period to pharmacies, and an estimate for benefit costs incurred but not reported as of the end of the period, reduced by associated manufacturer rebates.

As a result of the Medicare Part D benefit design, the Company incurs a disproportionate amount of prescription drug plan benefit costs early in the contract year. For example, as of January 1, 2008, for most of its plans the Company is responsible for approximately 67% of a Medicare beneficiary’s drug costs up to $2,510, while the beneficiary is responsible for 100% of their drug costs from $2,510 up to $5,726. The Company is responsible for 15% of a beneficiary’s drug costs above $5,726.

We expect our prescription drug plan gross profit margin to decrease in fiscal 2009 as a result of our bids for the calendar 2008 plan year, which reflect our goal to grow the operating income by remaining a low-cost provider in a highly competitive industry.

Fiscal 2007 versus Fiscal 2006

Retail Drug Stores

Retail drug store gross profit was 25.1% of retail drug store sales in fiscal 2007, compared with 25.8% in fiscal 2006. The decrease was due to a number of factors including reductions in prescription drug reimbursement levels associated with the new Medicare prescription drug benefit, the pharmacy sales mix shift toward Medicare beneficiaries, the mix of pharmacy and front-end sales and a higher LIFO provision. These increases were partially offset by a more profitable merchandise mix through better buying, lower distribution costs and increased utilization of generic drugs, which generally have higher gross profit margins than name-brand drugs.

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

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan gross profit was 18.4% of prescription drug plan revenues in fiscal 2007 compared with 24.5% in 2006. We began offering prescription drug plans through our pharmacy benefit services segment on January 1, 2006 under Medicare Part D.

Operating and Administrative Expenses

Operating and administrative expenses were 23.0% of revenues in fiscal 2008, compared with 22.6% in fiscal 2007 and 23.7% in fiscal 2006. The expense rate increased in fiscal 2008 compared with fiscal 2007 primarily due to new store openings and the continued growth of our pharmacy benefit services segment. The expense rate decreased in fiscal 2007 compared with fiscal 2006 due to better leverage on higher fiscal 2007 revenues, primarily as a result of our new prescription drug plans. Fiscal 2007 operating expenses included increased expenses related to our new prescription drug plans and increased new store opening activities, including the Network Pharmaceuticals, Inc., asset acquisition, as well as $4.6 million in stock option expense as a result of the adoption of SFAS No, 123R, Share Based Payment and $3.7 million of costs related to the transition to our new Patterson distribution center.

Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments of $8.5 million in fiscal 2008 primarily includes lease-related costs, net of estimated sublease income, related to the disposition of stores in California as announced in February 2007. We closed or sold seven of the eight stores during the first half of fiscal 2008, and one store previously included in this disposition plan will remain open. Additional charges or gains related to this disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future charges and gains related to this disposition are subject to significant uncertainty including the variability in future vacancy periods and sublease income. Costs related to the disposition of 23 stores in Washington, Oregon and Colorado pursuant to this disposition plan are included in discontinued operations. See Note 3 to our Condensed Consolidated Financial Statements and “Discontinued Operations” below for further information.

The provision for store closures and asset impairments in fiscal 2007 included $2.3 million for asset impairment charges related to the disposition of stores in California as announced in February 2007.

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

Net Interest Expense

Net interest expense was $7.8 million in fiscal 2008, $6.8 million in fiscal 2007 and $7.9 million in fiscal 2006. The increase in fiscal 2008 net interest expense was due to higher average borrowings, lower capitalized interest and less invested cash.

Income Taxes

Our effective income tax rate varies based on the level of our pre-tax income and the amount of certain tax deductions and credits. Our effective income tax rates from continuing operations were 36.9% in fiscal 2008, 36.3% in fiscal 2007, and 37.6% in fiscal 2006. We expect that our effective income tax rate will be approximately 38% in fiscal 2009.

Discontinued Operations

In February 2007, we announced a plan to dispose of 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores were located in markets we entered in the 1980s and 1990s that remained underdeveloped. Sufficiently developing our presence in these markets would have required significant investment that we believed would be better directed toward markets that offer greater opportunities for more satisfactory returns. As of January 31, 2008, we had closed 30 of these stores. One California store previously included in this disposition plan will remain open. Twenty-four of the store locations have been sold or sub-leased and the remainder are being actively marketed.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the stores located in Washington, Oregon and Colorado are reported as discontinued operations effective in fiscal 2008, and as such both current and prior year results for these stores are classified within discontinued operations on our statements of consolidated income. The stores located in California continue to be reported within continuing operations.

For the 23 stores located in Washington, Oregon and Colorado, we incurred a pre-tax net loss of $4.5 million ($2.7 million after tax) in discontinued operations during fiscal 2008. This pre-tax net loss included costs of $11.1 million for lease-related costs net of estimated sublease rental income and $3.2 million for employee severance, and pre-tax operating losses of $8.0 million, offset by $17.8 million of pre-tax gains on the sale of store properties and related assets. Additional charges or gains related to this disposition of stores may be incurred as a result of sales of property or changes to our current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future transactions and charges related to this disposition are subject to significant uncertainty including the variability in future vacancy periods, sublease income and the timing of property sales.

Fiscal 2007 and 2006 losses from discontinued operations of $5.0 million and $2.2 million, respectively, represent the operating losses for the 23 stores located in Washington, Oregon and Colorado.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured revolving line of credit with a syndication of banks, which expires in January 2012 and accrues interest at LIBOR-based rates. On October 30, 2007, we exercised an option to increase the credit facility’s borrowing and letter of credit capacity from $325 million to $400 million. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of January 31, 2008, borrowings of $167 million with a weighted average interest rate of 5.29% were outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of January 31, 2008, we had $53.1 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 6.19% to 6.71%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $36.7 million as of January 31, 2008 constitute regularly scheduled principal payments due in the next twelve months, the majority of which will be paid in the third quarter of fiscal 2009.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could result in higher interest costs and potentially accelerated repayment requirements, and could affect our liquidity. As of January 31, 2008, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and borrowings on our line of credit, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $218.3 million in fiscal 2008 compared with $183.0 million in fiscal 2007, and $202.3 million in fiscal 2006. The increase in our operating cash flows in fiscal 2008 from fiscal 2007 was primarily due to higher net income adjusted for non-cash expenses, including the provision for store closures and asset impairments, stock-based compensation expense, and depreciation and amortization. The decrease in our operating cash flows in fiscal 2007 from fiscal 2006 was primarily due to changes in operating assets and liabilities, partially offset by increased net income after adjustments for non-cash items including the provision for store closures and asset impairments, stock-based compensation expenses and the fiscal 2006 gain on the sale of our distribution center.

Net changes in assets and liabilities and deferred taxes decreased our operating cash flows in fiscal 2008 by $8.6 million. Merchandise inventories increased $20.9 million primarily due to increased self distribution of front-end merchandise through our Patterson, California distribution center. Accounts receivable (excluding receivables for claims payments covered by CMS which are included in financing cash flows) increased $20.4 million primarily due to increased pharmacy benefit services receivables related to the continued growth of that business. Current and other liabilities increased $52.7 million as a result of higher accounts payable on higher inventory levels and growth in pharmacy benefit payables due to the continued growth of that business. The change in current liabilities and deferred taxes also includes cash payments for income taxes of $63.6 million during fiscal 2008, up $5.2 million from fiscal 2007 due to increased taxable income and the effects of tax planning and optimization projects that increased certain tax deductions in previous years.

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

Investing Cash Flows

Net cash used in investing activities was $169.5 million in fiscal 2008 compared with $166.0 million in fiscal 2007 and $77.7 million in fiscal 2006. Capital expenditures and acquisitions increased $22.5 million in fiscal 2008 over fiscal 2007 due to increased new store construction, remodel costs and acquisitions of pharmacies, pharmacy prescription files and a registered insurance company (see Note 4 to our consolidated financial statements). These increases were largely offset by proceeds of $20.6 million from the dispositions of property and intangible assets, primarily related to the disposition of 30 stores pursuant to a plan approved by our board of directors in February 2007. The increase in fiscal 2007 over fiscal 2006 was primarily due to expenditures for the construction of our new front-end distribution center in Patterson, California, as well as increased new store construction activity. In addition, during the second quarter of fiscal 2007 we purchased the assets of Network Pharmaceuticals, Inc. including 21 retail pharmacies and one closed door pharmacy for approximately $12.8 million. During the first quarter of fiscal 2007, we also purchased AmerisourceBergen’s 50% interest in a joint venture through which we and AmerisourceBergen operated a central prescription fill center for approximately $3.8 million. In addition to the Network Pharmaceuticals acquisition, we also opened 16 new stores, closed four stores, and remodeled 40 stores during fiscal 2007. Fiscal 2006 net investing cash flows were also reduced by $27.8 million for proceeds from property dispositions, primarily including the sale-leaseback of our Lathrop front-end distribution center.

We plan to open or relocate approximately 20 to 30 stores and remodel up to 40 stores in fiscal 2009. We expect capital expenditures in fiscal 2009 to be between $150 million and $200 million. In addition, in the ordinary course of business we may acquire stores, store-related assets including pharmacy customer lists, or other complementary businesses.

Financing Cash Flows

Net cash used in financing activities was $49.3 million in fiscal 2008, compared with $64.0 million in fiscal 2007 and $103.8 million in fiscal 2006. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments, proceeds from the exercise of stock options, and Medicare Part D subsidy receipts and disbursements.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures, net Medicare Part D subsidy receipts and disbursements, and stock repurchases. There were net borrowings of $102.0 million on our revolving line of credit during fiscal 2008, compared with net borrowings of $65.0 million in fiscal 2007 and net repayments of $40.0 million in fiscal 2006. We also made regularly scheduled principal payments of $6.7 million on our private placement notes in fiscal 2008, compared with payments of $45.9 million in fiscal 2007 and $8.9 million in fiscal 2006. We are scheduled to make additional principal payments of $36.7 million on our private placement notes in the next 12 months.

We repurchased 2,474,000 shares of our outstanding common stock in fiscal 2008 at a total cost of $119.8 million. In fiscal 2007, we repurchased 984,000 shares at a total cost of $44.1 million. In fiscal 2006, we repurchased 1.4 million shares at a total cost of $55.1 million. These shares were repurchased under two separate programs authorized by our board of directors, in November 2007 and May 2005. In May 2005, our board of directors authorized the repurchase of up to $150 million of our outstanding common stock through May 2008. In November 2007, our board of directors authorized the additional repurchase of up to $200 million of our outstanding common stock through February 2011. Under the November 2007 share repurchase program, we are authorized to repurchase additional shares of our common stock for a maximum additional expenditure of $156.3 million. We have completed the May 2005 share repurchase program. Any future repurchase of our common stock will be made in open market transactions from time-to-time depending on market conditions and the availability of funds.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid regular quarterly dividends totaling $21.2 million, $21.0 million and $20.8 million in fiscal 2008, 2007 and 2006, respectively.

Financing cash flows include prescription drug plan disbursements covered by CMS, including reinsurance payments and low-income cost subsidies, net of amounts received from CMS for these payments. Differences between receipts and payments for these amounts depend on the timing and extent of the related claims from beneficiaries. In fiscal 2008, our payments for these claims exceeded reimbursements from CMS by $31.9 million, compared with $35.4 million in fiscal 2007. Final settlement of the outstanding balance with CMS is made subsequent to the end of the plan year.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2008:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Thousands
Long-term debt	$226,501	$40,096	$7,143	$173,468	$5,794
Operating leases	1,034,389	83,319	164,333	148,548	638,189
Capital lease obligations	20,505	1,048	2,096	2,163	15,198
Purchase obligations	5,493,453	2,197,039	3,296,414	—	—
Other long-term liabilities	—	—	—	—	—

Total	$6,774,848	$2,321,502	$3,469,986	$324,179	$659,181

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

Our other long-term liabilities of $105.4 million as of January 31, 2008 consisted of deferred rent, deferred income taxes, store closure reserves, capital lease obligations, long-term taxes payable and deferred gains on sale-leaseback transactions. These items either are not contractual obligations, such as deferred rent, deferred income taxes and deferred gains on sale-leaseback transactions, or are included elsewhere in the above table, such as capital and closed store lease obligations. See further discussion of income taxes below.

We incur substantial cash requirements for the payment of interest and income taxes each year. Payments for interest fluctuate based on our borrowings and interest rates. Our cash payments for interest, net of amounts capitalized, were $8.6 million in fiscal 2008, $9.4 million in fiscal 2007 and $9.2 million in fiscal 2006. At January 31, 2008, $53.1 million of our outstanding debt bears interest at fixed rates. Scheduled interest payments on fixed-interest long-term debt are included in “Long-Term Debt” in the table above. Our unsecured revolving line of credit, on which borrowings of $167 million were outstanding as of January 31, 2008, bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense and cash payments for interest. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

Our cash payments for income taxes were $63.6 million in fiscal 2008, $58.5 million in fiscal 2007 and $21.4 million in fiscal 2006. Cash paid for income taxes increased $5.0 million in fiscal 2008 due to higher taxable income and the effects of tax planning and optimization projects that increased certain tax deductions in previous years. Payments for income taxes fluctuate based on our taxable income and the availability and timing of tax deductions and credits. Our liability for unrecognized tax benefits is not material, and the periods in which such unrecognized amounts will be settled cannot be estimated at this time. During fiscal 2008, the Internal Revenue Service commenced an examination of our federal income tax returns for the years ended January 29, 2004 and January 27, 2005. It is reasonably possible that the outcome of this examination could result in an adjustment to our unrecognized tax benefits in the next 12 months. However, the amount and timing of the adjustment, if any, cannot be estimated at this time.

We also incur obligations for contributions to our 401(k) plan. We match a portion of our employees’ voluntary contributions and, prior to January 1, 2008, provided profit sharing contributions to the plan in some years. Effective January 1, 2008, we discontinued the profit sharing benefit and added an enhanced 401(k) matching contribution. Our future contributions to the plan, which may be made in cash or in shares of our common stock, will fluctuate based on the level of participation in the plan by our employees. Our contributions to this plan were $13.6 million for fiscal 2008, $12.1 million for fiscal 2007, and $11.3 million for fiscal 2006, all of which we funded with shares of our common stock.

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

The gross accounts receivable that are covered by this critical accounting policy were approximately $343 million as of January 31, 2008, $292 million as of January 25, 2007 and $189 million as of January 26, 2006. Our allowance for uncollectible accounts was $8.1 million as of January 31, 2008, $8.8 million as of January 25, 2007 and $5.8 million as of January 26, 2006. Our provisions for uncollectible accounts charged to expense have not been significant in any of the last three years, and we have recorded no significant adjustments related to these receivables or related reserves as a result of changes in our estimates or assumptions. While we do not currently anticipate significant future adjustments to our estimates and assumptions related to our allowance for uncollectible accounts, such amounts are subject to external factors outside of our control, such as the financial condition of our third-party providers and vendors. As such, we cannot predict the nature or magnitude of potential future changes in facts and circumstances that could cause us to record significant adjustments to our allowance for uncollectible accounts.

Our accounts receivable also include amounts due from the federal Centers for Medicare and Medicaid Services (CMS) for certain subsidies related to our prescription drug plan benefits, amounting to $82.3 million as of January 31, 2008 and $36.5 million as of January 25, 2007. These amounts include estimated amounts due from other Medicare prescription drug plans and state sponsored plans to be paid upon completion of an annual reconciliation by CMS of enrollment between and among plans. A final plan reconciliation occurs subsequent to each respective plan year. Although we did not record a significant adjustment to the receivable balance as of January 25, 2007, the first year of the new plan, due to the relatively new nature of these plans, the results of the plan reconciliations are uncertain. If the outcome of this reconciliation process is significantly different than our current estimates, we may need to record significant adjustments to the value of our receivables.

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

The net book value of our long-lived assets, including goodwill and other intangible assets, covered by this critical accounting policy was approximately $876 million as of January 31, 2008, $800 million as of January 25, 2007 and $704 million as of January 26, 2006. We recorded asset impairment charges of $2.1 million and $2.4 million in income from continuing operations for fiscal years 2007 and 2006, respectively. We recorded no asset impairment charges in fiscal 2008. We also recorded asset impairment charges of $5.6 million in discontinued operations for fiscal year 2007 related to our disposition of 23 stores in Washington, Oregon and Colorado. Although we believe the estimates and assumptions on which we based our recorded impairment charges are reasonable, we cannot predict the nature or magnitude of potential future changes in facts or circumstances outside of our control, or in our future plans and activities related to our long-lived assets, that could cause us to record significant additional impairment charges.

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

Our initial calculation and subsequent evaluations of store closure reserves include significant estimates about the amounts and timing of future sublease income. These estimates are based on our historical experience, the condition and location of the property, the lease terms and current real estate leasing market conditions. Two of our leased closed store locations are not currently subleased, and many of our previously closed stores have long remaining lease terms, with the longest lease term ending February 2029. As a result, if actual results differ from our estimates, we may significantly adjust our store closure reserves in future periods.

Our total store closure reserves covered by this critical accounting policy were $11.5 million as of January 31, 2008, $3.5 million as of January 25, 2007 and $2.7 million as of January 26, 2006. These amounts are net of estimated future sublease income of $23.2 million, $11.4 million and $16.6 million, respectively. We recorded provisions for store closures of $8.5 million in fiscal 2008 and $0.7 million in fiscal 2007 in income from continuing operations. We also recorded store closure related gains of $3.5 million in discontinued operations for fiscal 2008. We recorded no provision for store closures in fiscal 2006. Changes in our estimates and assumptions about future sublease income and other lease related costs have not resulted in significant adjustments to our store closure reserves in any of the last three years.

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

Our self-insurance reserves covered by this critical accounting policy declined from $51.1 million as of January 26, 2006, to $46.4 million as of January 25, 2007, and to $36.5 million as of January 31, 2008, due to our focus on a safe work environment, combined with recent changes in California’s workers’ compensation laws. As the effects of these changes continue to become more established, and assuming no further changes to the state’s workers’ compensation laws that adversely affect workers’ compensation costs in the state, future changes in our insurance reserves will likely become less significant.

Litigation Reserves

We are involved in various lawsuits, claims and federal and state regulatory reviews and actions arising in the normal course of business on an on-going basis. We accrue our best estimate of the probable loss related to legal claims and other proceedings. Such estimates are developed in consultation with in-house and outside counsel, and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability may also change, which could have a significant adverse impact on our financial condition and result of operations. Changes in our estimates and assumptions about probable losses have not resulted in significant adjustments to our litigation reserves in any of the last three years.

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

Item 7A. Quantitative and Qualitative Disclosures of Market Risk.

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which $167 million in borrowings were outstanding as of January 31, 2008, bears interest at LIBOR-based rates, and therefore an increase in interest rates could increase our interest expense. A 10% change in interest rates (53 basis points on our floating-rate debt as of January 31, 2008) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt. We do not currently undertake any specific actions to cover our exposure to interest rate risk and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

Item 8. Financial Statements and Supplementary Data.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED INCOME

	For the Fiscal Year Ended
	January 31, 2008	January 25, 2007	January 26, 2006
	(53 weeks)	(52 weeks)	(52 weeks)
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$4,882,827	$4,652,940	$4,491,752
Pharmacy benefit services revenues	379,738	320,356	53,457
Total revenues	5,262,565	4,973,296	4,545,209

Costs and expenses:
Cost of retail drug store sales	3,614,769	3,484,617	3,333,605
Prescription drug plan benefit costs	263,608	229,179	12,232
Operating and administrative expenses	1,211,561	1,126,019	1,078,121
Provision for store closures and asset impairments, net	8,495	2,778	2,397
Legal settlements and other disputes, net	(431)	(930)	—
Gain on sale of distribution center	—	—	(11,049)

Operating income	164,563	131,633	129,903
Interest expense	8,913	9,118	9,151
Interest income	(1,150)	(2,272)	(1,294)

Income from continuing operations before income taxes	156,800	124,787	122,046
Income taxes	57,909	45,334	45,922

Income from continuing operations	98,891	79,453	76,124
Loss from discontinued operations, net of tax (Note 3)	(2,690)	(4,992)	(2,237)

Net income	$96,201	$74,461	$73,887

Earnings per common share:
Basic:
Income from continuing operations	$2.65	$2.14	$2.04
Loss from discontinued operations	(0.07)	(0.14)	(0.06)

Net income	$2.58	$2.00	$1.98

Diluted:
Income from continuing operations	$2.59	$2.08	$1.99
Loss from discontinued operations	(0.07)	(0.13)	(0.06)

Net income	$2.52	$1.95	$1.93

Dividends per common share	$0.56	$0.56	$0.56
Weighted average number of shares outstanding:
Basic	37,294	37,201	37,332
Diluted	38,232	38,181	38,280

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2008	January 25, 2007
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$27,019	$27,596
Accounts receivable, net	334,972	282,728
Merchandise inventories, net	510,482	491,295
Deferred income taxes	64,500	60,153
Prepaid expenses and other current assets	22,043	22,017
Assets held for sale (Note 3)	4,173	—

Total current assets	963,189	883,789

Property:
Land	116,564	116,171
Buildings and leasehold improvements	725,930	668,800
Equipment and fixtures	628,556	621,068

Total	1,471,050	1,406,039
Less accumulated depreciation	715,682	705,856

Property, net	755,368	700,183

Goodwill	84,394	84,450
Intangible assets, net	32,240	14,904
Other non-current assets	11,525	4,342

Total assets	$1,846,716	$1,687,668

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$273,953	$230,754
Pharmacy benefits payable	176,829	148,595
Accrued employee compensation and benefits	120,458	131,088
Taxes payable	58,998	59,715
Other accrued expenses	63,110	73,682
Current maturities of debt	36,727	6,727

Total current liabilities	730,075	650,561

Long-term debt	183,364	118,091
Other long-term liabilities	105,352	103,459

Total liabilities	1,018,791	872,111

Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 36,204,000, and 37,406,000 shares outstanding	18,102	18,703
Additional capital	288,385	250,113
Retained earnings	521,438	546,741

Total stockholders’ equity	827,925	815,557

Total liabilities and stockholders’ equity	$1,846,716	$1,687,668

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Fiscal Year Ended
	January 31, 2008	January 25, 2007	January 26, 2006
	(53 weeks)	(52 weeks)	(52 weeks)
	Thousands
Operating Activities:
Net income	$96,201	$74,461	$73,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,618	88,563	83,539
Gain on sale of distribution center	—	—	(11,049)
Provision for store closures and asset impairments, net	4,986	8,363	2,397
Deferred income taxes and other	(19,475)	(15,441)	9,474
Stock awards and options, net	24,536	19,808	13,714
Excess tax benefits related to stock awards and options	(8,926)	(4,339)	—
Common stock contribution to employee retirement plan	13,435	10,669	8,104
Changes in assets and liabilities:
Accounts receivable	(20,394)	(64,082)	(24,868)
Merchandise inventories	(20,887)	(26,414)	(28,750)
Other assets	(540)	(2,681)	2,658
Current liabilities and other	52,745	94,061	73,195

Net cash provided by operating activities	218,299	182,968	202,301

Investing Activities:
Capital expenditures	(162,365)	(149,734)	(105,492)
Acquisitions	(27,788)	(17,953)	—
Proceeds from dispositions of property and intangible assets	20,618	1,685	27,794

Net cash used in investing activities	(169,535)	(166,002)	(77,698)

Financing Activities:
Proceeds from (repayments of) revolving line of credit borrowings, net	102,000	65,000	(40,000)
Repayments of private placement notes and other borrowings	(6,727)	(45,870)	(8,870)
Repurchase of common stock	(119,788)	(44,134)	(55,129)
Proceeds from exercise of stock options	19,693	13,117	20,986
Dividend payments	(21,183)	(20,953)	(20,818)
Medicare Part D subsidy disbursements, net	(31,850)	(35,433)	—
Excess tax benefits related to stock awards and options	8,926	4,339	—
Other	(412)	(98)	—

Net cash used in financing activities	(49,341)	(64,032)	(103,831)

Increase (decrease) in cash and cash equivalents	(577)	(47,066)	20,772
Cash and cash equivalents at beginning of year	27,596	74,662	53,890

Cash and cash equivalents at end of year	$27,019	$27,596	$74,662

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$8,580	$9,435	$9,210
Cash paid for income taxes	63,644	58,471	21,441

See accompanying notes to consolidated financial statements.

LONGS DRUG STORES CORPORATION

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

	Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 27, 2005	37,418	$18,709	$178,544	$524,592	$721,845
Net income				73,887	73,887
Dividends ($0.56 per share)				(20,818)	(20,818)
Stock contributions to employee retirement plan	228	114	7,990		8,104
Stock awards, net of forfeitures	42	21	(336)		(315)
Stock-based compensation expense			6,996		6,996
Stock options exercised	948	474	20,512		20,986
Tax benefit related to stock awards and stock options, net			7,033		7,033
Repurchase of common stock	(1,420)	(710)	(7,365)	(47,054)	(55,129)

Balance at January 26, 2006	37,216	18,608	213,374	530,607	762,589

Net income				74,461	74,461
Dividends ($0.56 per share)				(20,953)	(20,953)
Stock contributions to employee retirement plan	258	129	10,540		10,669
Stock awards, net of forfeitures	340	170	(1,597)		(1,427)
Stock-based compensation expense			15,320		15,320
Stock options exercised	576	288	12,829		13,117
Tax benefit related to stock awards and stock options, net			5,915		5,915
Repurchase of common stock	(984)	(492)	(6,268)	(37,374)	(44,134)

Balance at January 25, 2007	37,406	18,703	250,113	546,741	815,557

Cumulative effect of accounting change (Note 2)				(526)	(526)
Net income				96,201	96,201
Dividends ($0.56 per share)				(21,183)	(21,183)
Stock contributions to employee retirement plan	278	139	13,296		13,435
Stock awards, net of forfeitures	144	72	(5,556)		(5,484)
Stock-based compensation expense			19,926		19,926
Stock options exercised	850	425	19,268		19,693
Tax benefit related to stock awards and stock options, net			10,094		10,094
Repurchase of common stock	(2,474)	(1,237)	(18,756)	(99,795)	(119,788)

Balance at January 31, 2008	36,204	$18,102	$288,385	$521,438	$827,925

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

Longs Drug Stores California, Inc. also provides pharmacy benefit services through its wholly owned subsidiary, RxAmerica L.L.C. (“RxAmerica”). RxAmerica provides a range of pharmacy benefit management services, including plan design and implementation, claims administration and formulary management, to third-party health plans and other organizations. In addition, beginning January 1, 2006, RxAmerica began offering prescription drug plan benefits under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company provides prescription drug benefits to Medicare participants in all 50 states and the District of Columbia as of January 31, 2008.

Basis of Presentation—The consolidated financial statements include the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated.

Fiscal Year—The Company operates on a 52/53-week fiscal year ending on the last Thursday in January. The fiscal year ended January 31, 2008 (“fiscal 2008”) contained 53 weeks of operations. The fiscal years ended January 25, 2007 (“fiscal 2007”) and January 26, 2006 (“fiscal 2006”) each contained 52 weeks of operations.

Reclassifications have been made to certain prior year amounts to conform to the fiscal 2008 presentation. Depreciation and amortization expenses have been combined with operating and administrative expenses on the Company’s statements of consolidated income (depreciation expense related to the Company’s distribution center property is included in cost of retail drug store sales). In addition, the statements of consolidated income for fiscal 2007 and 2006 have been revised to present certain components as discontinued operations (see Note 3).

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of the Company’s financial statements and actual results may differ from those estimates and assumptions. The Company’s significant accounting judgments and estimates include accounts receivable and reserves, impairment of long-lived assets, store closure reserves, insurance reserves and litigation reserves.

Concentrations—Over 90% of the Company’s pharmacy sales are covered by third-party health plans. Medicare and Medicaid together represented approximately 24% of fiscal 2008 pharmacy sales. Medicare also provides for the prescription drug plans offered by RxAmerica. The prescription drug plans are subject to annual bidding and regulatory approval.

The Company purchases over 90% of its pharmaceuticals from a single supplier, AmerisourceBergen Drug Corporation (“AmerisourceBergen”), with whom the Company has a long-term supply contract.

The Company’s stores, mail order pharmacy operations, distribution centers and corporate offices are located in the western United States, primarily in California and Hawaii.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents include investments with original maturities of three months or less when purchased. Also included in cash and cash equivalents are credit card and debit card receivables from banks, which typically settle within three business days, of $9.1 million as of January 31, 2008 and $8.6 million as of January 25, 2007.

Accounts receivable primarily include amounts due from third-party providers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) and vendors. As of January 31, 2008, and January 25, 2007, accounts receivable also include $82.3 million and $36.5 million, respectively, due from the Centers for Medicare and Medicaid Services (“CMS”) for certain subsidies related to the Company’s prescription drug plan benefits. Receivables are stated net of allowances for uncollectible accounts. Estimates of uncollectible amounts are based on the Company’s historical collection experience, current economic and credit conditions and any information available to the Company indicating that specific accounts are unlikely to be collected.

Activity in the allowance for uncollectible accounts is summarized as follows:

	Fiscal Year
	2008	2007	2006
	Thousands
Allowances for uncollectible accounts, beginning of year	$8,789	$5,779	$5,770
Additions charged to expense	2,034	3,283	2,115
Deductions for accounts written off	(2,770)	(273)	(2,106)

Allowances for uncollectible accounts, end of year	$8,053	$8,789	$5,779

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $204.9 million as of January 31, 2008, and $195.9 million as of January 25, 2007. The liquidation of LIFO inventory layers did not have a material effect on net income in any of the last three fiscal years.

Prepaid expenses and other current assets include participant-directed investments, primarily in exchange-traded money market and mutual funds, of $9.9 million as of January 31, 2008, and $10.8 million as of January 25, 2007, designated to fund the Company’s non-qualified deferred compensation plan.

Assets held for sale include the net carrying value of closed store properties that the Company is actively marketing for sale.

Property includes the major categories of land, buildings and leasehold improvements, and equipment and fixtures. Property is recorded at its cost, which is its estimated fair value if the property was acquired as part of an acquisition. The Company capitalizes costs that relate to the application and infrastructure development stage of software development, and includes such costs in equipment and fixtures. Costs for improvements that enhance the usefulness or extend the useful life of an asset are capitalized, as is interest incurred during asset construction or development periods. The Company capitalized interest costs of $2.1 million in fiscal 2008, $2.6 million in fiscal 2007, and $1.2 million in fiscal 2006. Repairs and maintenance costs are expensed as incurred.

Property is depreciated using the straight-line method over its estimated useful life. Useful lives are estimated at ten to thirty-three years for buildings, the shorter of the estimated useful life or lease term for leasehold improvements and up to twenty years for equipment and fixtures. Depreciation expense related to the Company’s distribution center property is included in the cost of retail drug store sales.

Buildings and leasehold improvements include assets under capital leases of $10.6 million as of January 31, 2008 and January 25, 2007. The corresponding capital lease obligation is included in other current and long-term

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities, depending on scheduled payment dates. The amount capitalized for assets under capital leases is the present value at the beginning of the lease term of the aggregate future minimum lease payments. The amortization of such assets is included in depreciation expense. Accumulated amortization on assets under capital leases was $2.8 million as of January 31, 2008 and $2.3 million as of January 25, 2007.

Goodwill represents the excess of acquisition cost over the fair value of the net assets of acquired entities. Goodwill is not amortized, but is subject to impairment testing annually, or more frequently if events and circumstances indicate there may be impairment.

Intangible assets consist primarily of purchased pharmacy prescription files, non-compete agreements and beverage licenses in the Company’s retail drug store segment, and, as of January 31, 2008, insurance licenses in the Company’s pharmacy benefit services segment (see Note 5). Intangible assets with indefinite useful lives are not amortized, but are subject to impairment testing annually, or more frequently if events and circumstances indicate there may be impairment. Intangible assets with finite useful lives are amortized over those useful lives.

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

Fair values of beverage licenses and insurance licenses are estimated based on recent market transactions. Fair values for all other long-lived assets are estimated based on the expected present value of future cash flows.

Other non-current assets include, as of January 31, 2008, United States treasury notes held as statutorily required deposits associated with the Company’s insurance licenses (see Note 4). These treasury notes have maturities of one to five years, an amortized cost of $6.5 million, gross unrealized holding gains of $0.3 million and fair value of $6.8 million. These securities are classified as held-to-maturity and measured at amortized cost in the Company’s consolidated financial statements, as management has the intent and ability to hold the notes until maturity.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long-term liabilities consisted of the following:

	January 31, 2008	January 25, 2007
	Thousands
Deferred rent	$65,627	$58,869
Deferred income taxes	12,633	28,788
Store closure reserves	11,525	3,456
Capital lease obligations, long-term portion	9,952	10,120
Long-term taxes payable	3,529	—
Deferred gains on sale-leaseback transactions	2,086	2,226

Total	$105,352	$103,459

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

Fair Value of Financial Instruments—The carrying values of the Company’s cash and cash equivalents, receivables and payables approximate their estimated fair values due to their short-term nature. To estimate the fair value of long-term debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. As of January 31, 2008 and January 25, 2007, the carrying values and estimated fair values of the Company’s long-term debt (including the current maturities) were as follows:

	January 31, 2008	January 25, 2007
	Thousands
Carrying value of long-term debt	$220,091	$124,818
Estimated fair value of long-term debt	221,945	126,530

Revenue Recognition—The Company recognizes revenue from retail drug store sales, net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs).

Pharmacy benefit services revenues include amounts generated from pharmacy benefit management services and, beginning January 1, 2006, prescription drug plans. Pharmacy benefit management revenues, which include plan design and implementation, claims administration and formulary management, are recognized when the Company’s RxAmerica subsidiary has completed its service obligations under its contracts, including the approval or denial of the authorization request to the participating pharmacy. RxAmerica does not take title to prescription drug inventories, does not assume substantial risks and rewards of inventory ownership or receivable collection associated with the provision of pharmacy benefit management services, and, generally, is not obligated to pay the associated dispensing pharmacy until it has been paid by the plan sponsor. Accordingly, pharmacy benefit management revenues from third-party health plans are recognized net of the reimbursements due to participating pharmacies. The Company does not recognize co-payments made to participating pharmacies by health plan members. Certain rebate revenues related to pharmacy benefit management services are estimated based on the Company’s contractual terms, prescription drug utilization, and recent rebate trends.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning January 1, 2006, the Company began offering prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Revenues under the plans include fixed monthly premiums paid by beneficiaries and by the federal Centers for Medicare & Medicaid Services (“CMS”), as well as a CMS risk share component. If the ultimate per member per month benefit costs of any Medicare Part D regional plan varies more than a certain amount (2.5 percentage points for the calendar 2006 and 2007 plan years, and 5.0 percentage points for the calendar 2008 plan year) above or below the level estimated in the original bid submitted by the Company and approved by CMS, there is a risk share settlement with CMS subsequent to the end of the plan year. The fixed monthly premiums are recognized on a straight-line basis over the period of coverage. The risk share adjustment, if any, is recorded as an adjustment to premium revenues and accounts receivable or accounts payable.

CMS also pays the Company certain subsidies for claims payments for which the Company assumes no risk, including reinsurance payments and low-income cost subsidies. Reinsurance payments represent the CMS obligation to pay 80% of the cost incurred by individuals in excess of the annual out-of-pocket limit. Low-income cost subsidies represent reimbursements from CMS for some portion or all of the deductibles, coinsurance and co-payment amounts for qualifying low-income beneficiaries. The Company administers and pays these amounts on behalf of CMS, and CMS makes monthly payments to the Company for the estimated amounts of these subsidies, with a final settlement subsequent to the end of the plan year based on actual experience. The Company accounts for these subsidies as deposits, with receipt and payment totals accumulated and recorded as accounts receivable or accounts payable depending on the net balance at the end of the reporting period. Payments in excess of receipts for these subsidies of $31.9 million and $35.4 million during fiscal 2008 and 2007, respectively, are included in Financing Activities in the Company’s Statements of Consolidated Cash Flows. The Company does not recognize premium revenues or benefit costs for these subsidies.

Cost of retail drug store sales includes the acquisition cost of inventory sold (net of merchandise rebates and allowances), in-bound freight, receiving, warehousing, purchasing and distribution costs and advertising expenses (net of advertising rebates and allowances). Advertising costs are expensed as incurred and were $84.2 million, $80.6 million, and $75.8 million, exclusive of rebates and allowances, in fiscal years 2008, 2007 and 2006, respectively.

Prescription drug plan benefit costs represent the Company’s portion of the cost of prescription drugs purchased by Medicare participants in one of its prescription drug plans. Such costs include benefit payments during the period to pharmacies, and an estimate for benefit costs incurred but not reported as of the end of the period, reduced by associated manufacturer rebates. As of January 1, 2008, for most of its plans the Company is responsible for approximately 67% of a Medicare beneficiary’s drug costs up to $2,510, while the beneficiary is responsible for 100% of their drug costs from $2,510 up to $5,726. The Company is responsible for 15% of a beneficiary’s drug costs above $5,726.

Vendor rebates and allowances—The Company records merchandise rebates and allowances as a reduction of the cost of inventory and the benefit is recognized as a reduction of the cost of retail drug store sales when the related inventory is sold. Advertising rebates and allowances are recognized as a reduction of advertising expense, a component of the cost of retail drug store sales, when the related advertising expense is incurred or the required performance is completed. Merchandise rebates and allowances received from vendors in a lump sum in connection with a contractual purchase arrangement are deferred and recognized as a reduction of the cost of retail drug store sales over the contract term.

Operating and administrative expenses include costs for retail drug store, pharmacy benefit services and administrative payroll and benefits; facilities and occupancy; and other miscellaneous expenses.

Insurance—The Company maintains insurance coverage for significant exposures and those risks required to be insured by law. It is generally the Company’s policy to retain a significant portion of certain losses related

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to workers’ compensation, general liability, property losses, pharmacist liability, business interruptions and employee health care. Provisions for these items are recorded based upon the Company’s estimates for claim costs incurred. The provisions are estimated based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. Reserves for workers’ compensation and general liability claims are discounted to their expected present value using an essentially risk-free interest rate. Such reserves totaled $36.5 million as of January 31, 2008 and $46.4 million as of January 25, 2007.

New store opening costs, primarily labor, advertising and store supplies, are charged to expense as incurred.

Rent—Minimum rent, including fixed escalations, is recorded on a straight-line basis over the lease term. The lease term commences when the Company takes possession of the leased premises, and in most cases ends upon expiration of the initial non-cancelable term. Renewal option periods are included in the lease term if failure to renew the lease would impose a penalty on the Company in such amount that, at the inception of the lease, renewal appears to be reasonably assured. When a lease provides for fixed escalations of the minimum rental payments during the lease term, the difference between the recorded straight-line rent and the amount payable under the lease is recognized as deferred rent. Contingent rental payments, typically based on a percentage of sales, are recognized as an expense when incurred, based on actual and projected sales or other results during the measurement period. Rental costs incurred during a construction period are recognized as an expense when incurred.

Stock-based compensation expense—Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, effective January 27, 2006, the Company accounted for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees as allowed by SFAS No. 123, Accounting for Stock Based Compensation. Stock awards were valued at fair market value at the date of grant, and recorded as compensation expense over the vesting period. Compensation expense for performance-based stock awards was estimated until the measurement date, which is the earliest date at which the Company could determine the number of shares an employee is entitled to receive under the performance-based stock award arrangement. No compensation expense was recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price not less than 100% of the closing market price of the underlying common stock on the date of grant.

SFAS No. 123R revised SFAS No. 123 and superseded APB Opinion No. 25, and requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The standard also modified the measurement of compensation expense for performance-based restricted stock awards. The Company adopted SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost is recorded for awards issued subsequent to the adoption of SFAS No. 123R and the unvested portion of previously issued awards. The following table summarizes the amounts recognized for stock compensation expense (under SFAS No. 123R in fiscal 2008 and 2007 and under APB Opinion No. 25 in fiscal 2006):

	Fiscal Year
	2008	2007	2006
	Thousands
Stock compensation expenses, included in operating and administrative expenses:
Stock awards	$16,290	$10,727	$6,996
Stock options	3,636	4,593	—

Total	19,926	15,320	6,996
Recognized income tax benefit	(7,897)	(6,158)	(2,799)

After-tax effect of stock compensation expenses on net income	$12,029	$9,162	$4,197

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No amounts of stock-based compensation cost have been capitalized as part of the cost of an asset.

The following table illustrates the effect on net income and earnings per share for fiscal 2006 if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, including stock options (in thousands, except per share amounts):

Fiscal Year 2006
Net income, as reported	$73,887
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,197
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,745)

Pro forma net income	$71,339

Basic earnings per share:
As reported	$1.98
Pro forma	$1.91
Diluted earnings per share:
As reported	$1.93
Pro forma	$1.86

The estimated fair value of stock options, net of estimated forfeitures, is recorded as compensation expense on a straight-line basis over the vesting period. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal Year
	2008	2007	2006
Expected volatility	36.6%	37.5%	38.7%
Dividend yield	1.2%	1.3%	2.3%
Risk-free interest rate	4.4%	4.7%	4.0%
Expected life (years)	5.8	6.0	5.2

The Company estimated its expected volatility based on an analysis of the historical volatility of the Company’s common stock and that of comparable companies over a term consistent with its expected life, as well as the implied volatility of the traded options of the Company and of comparable companies. The estimated dividend yield is based on the Company’s historical dividend yields and estimated expected future dividends. The risk-free interest rate is determined based on Treasury rates for the expected term of the options at the date of grant. The Company estimated the expected life based on an analysis of historical exercise behaviors by the Company’s stock option award recipients and comparable companies’ expected life assumptions.

Stock awards are valued at the fair market value of the Company’s stock as of the grant date. Awards with only time-based vesting requirements are recorded, net of estimated forfeitures, as compensation expense on a straight-line basis over the vesting period. For awards with performance-based vesting requirements, interim estimates of compensation expense are recorded based on the Company’s best estimate of the number of shares to be issued based on the best estimates of performance levels to be achieved (e.g. projected earnings per share). Compensation expense for performance-based stock awards is recognized net of estimated forfeitures on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Income taxes—The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded based upon the differences between the financial statement and tax

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis of assets and liabilities. The benefits of tax positions are recognized when it is more likely than not that such positions will be sustained upon examination (see Note 2). Tax positions that meet this recognition threshold are measured at the largest amount of tax benefit that is cumulatively greater than 50% likely of being realized upon settlement with the taxing authority. The Company includes interest and penalties related to income taxes in income tax expense on the statement of consolidated income and in taxes payable (the non-current portion of which is included in other long-term liabilities) on the consolidated balance sheet. Such amounts are not material to any period presented.

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

	Fiscal Year
	2008	2007	2006
	Thousands
Basic weighted average number of shares outstanding	37,294	37,201	37,332
Effect of dilution from:
Stock options	658	786	818
Restricted stock awards	280	194	130

Diluted weighted average number of shares outstanding	38,232	38,181	38,280

The computations of diluted earnings per share excluded 0.1 million stock options for fiscal 2008, 0.3 million stock options for fiscal 2007, and 0.2 million stock options for fiscal 2006 because their inclusion would have been anti-dilutive.

Comprehensive income equals net income for all periods presented.

2. New Accounting Pronouncements

Effective January 26, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires the recognition of tax positions when it is more likely than not that such positions will be sustained upon examination. Tax positions that meet this recognition threshold are measured at the largest amount of tax benefit that is cumulatively greater than 50% likely of being realized upon settlement with the taxing authority. The adoption of FIN 48 resulted in a $0.5 million decrease to retained earnings for the cumulative effect of the change in accounting principle as of January 26, 2007 (the first day of fiscal 2008).

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value, and expands disclosure requirements for fair value measurements. FASB Staff Position (“FSP”) No. FAS 157-b, Effective Date of FASB No 157, issued in December 2007, delays the effective date of SFAS No. 157 to annual reporting periods beginning after November 15, 2008 (the Company’s fiscal 2010) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The remaining provisions of SFAS No. 157 are effective for annual reporting periods beginning after November 15, 2007 (the Company’s fiscal 2009). The adoption of SFAS No. 157 will require increased disclosures in the Company’s consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2010) and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

3. Store Dispositions

In February 2007, the Company’s board of directors approved a plan to dispose of 31 stores during fiscal 2008, including all of the 23 stores located in Washington, Oregon and Colorado and eight stores in California. Most of the stores were located in markets the Company entered in the 1980s and 1990s that remained underdeveloped. Sufficiently developing the Company’s presence in these markets would have required significant investment that management believed would be better directed toward markets that offer greater opportunities for more satisfactory returns. As of January 31, 2008, the Company had closed 30 of these stores. One California store previously included in this disposition plan will remain open. Twenty-four of the store locations have been sold or sub-leased and the remainder are being actively marketed.

Each of these 30 stores constitutes a “component” as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The stores located in Washington, Oregon and Colorado are reported as discontinued operations effective in fiscal 2008 in accordance with SFAS No. 144, and as such both current and prior year results for these stores are classified within discontinued operations in the Company’s statements of consolidated income. Net property—primarily land and buildings which the Company expects to dispose of within the next fiscal year—of $4.2 million associated with these stores is classified in assets held for sale as of January 31, 2008. The stores located in California are reported within continuing operations.

The Company records the net costs associated with the disposition of these 30 stores as the stores are sold or closed and the related assets are disposed of, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For the seven stores located in California, the Company incurred $8.5 million of pre-tax net costs, primarily for lease-related costs net of sublease income, and severance, during fiscal 2008. These costs are included in the provision for store closures and asset impairments within continuing operations. The Company also recorded provisions of $2.8 million in fiscal 2007 and $2.4 million in fiscal 2006 for store closures and asset impairments within continuing operations, primarily for asset impairments related to underperforming and closed stores.

For the 23 stores located in Washington, Oregon and Colorado, the Company incurred a pre-tax net loss of $4.5 million ($2.7 million after tax) in discontinued operations during fiscal 2008. This pre-tax net loss included costs of $11.1 million for lease-related costs net of estimated sublease rental income and $3.2 million for employee severance, and pre-tax operating losses of $8.0 million, offset by $17.8 million of pre-tax gains on the sale of store properties and related assets.

Additional charges or gains related to the disposition of stores may be incurred as a result of sales of property or changes to management’s current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future transactions and charges related to this disposition are subject to significant uncertainty including the variability in future vacancy periods, sublease income and the timing of property sales.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results from discontinued operations were as follows:

	Fiscal year
	2008	2007	2006
	Thousands
Retail drug store sales	$35,313	$123,756	$125,094
Costs and expenses:
Cost of retail drug store sales	32,037	95,684	97,362
Operating and administrative expenses	11,244	30,835	31,472
Provision for store closures and asset impairments, net	(3,511)	5,585	—

Loss before income taxes	(4,457)	(8,348)	(3,740)
Income tax benefit	1,767	3,356	1,503

Loss from discontinued operations, net of tax	$(2,690)	$(4,992)	$(2,237)

The following is a summary of the reserve for store closures, which is included in other long-term liabilities:

	Fiscal Year
	2008	2007	2006
	Thousands
Reserve balance—beginning of year	$3,456	$2,727	$7,011
Provision for present value of noncancellable lease obligations of stores closed, net of estimated sublease income	11,331	447	—
Changes in assumptions about future sublease income and other lease related costs	749	232	—
Provision for severance	3,201	—

Total provision for store closures	15,281	679	—

Reserve accretion	524	9	0
Cash receipts (payments) for leases	(4,535)	41	(4,284)
Cash payments for severance	(3,201)

Reserve balance—end of year	$11,525	$3,456	$2,727

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

4. Acquisitions

During fiscal 2008, the Company purchased the assets of seven retail pharmacies, including four from PharMerica, Inc., a subsidiary of AmerisourceBergen Corporation, for a total of $12.8 million. These acquisitions increased the Company’s portfolio of smaller retail pharmacies, many of which are close to the point of care, such as hospitals, clinics and medical office buildings. Four of the acquired stores are located in California, and three are in Hawaii. The Company allocated the $12.8 million total acquisition cost to pharmacy prescription files ($10.6 million), inventory ($2.1 million) and property and equipment ($0.1 million). The results of operations of the acquired locations are included in the Company’s consolidated financial statements within the

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retail drug store segment as of their various acquisition dates. During fiscal 2008, the Company also purchased an additional $2.4 million of pharmacy prescription files from retail pharmacies in various transactions, which were transferred to the Company’s existing store base.

In the second quarter of fiscal 2008, the Company acquired the assets of six stores in the Reno, Nevada area from Rite Aid Corporation (“Rite Aid”) and sold to Rite Aid assets of certain of the stores included in the Company’s disposition plans announced in February 2007 (see Note 3). This transaction increased the Company’s presence in the Reno area while accelerating the disposition of stores in Washington and Oregon. The Company accounted for this purchase and sale transaction based on the fair values of the net assets exchanged. The Company allocated the $4.2 million total fair value of net assets acquired to property and equipment ($4.4 million), inventory ($3.1 million) and pharmacy prescription files ($3.4 million), partially offset by under market lease obligations ($6.7 million). The results of operations of the acquired stores are included in the Company’s consolidated financial statements within the retail drug store segment as of their acquisition date.

In the third quarter of fiscal 2008, through its wholly-owned subsidiary, RxAmerica L.L.C. (“RxAmerica”), the Company acquired Nutmeg Life Insurance Company (“Nutmeg”), from Hartford Life Insurance Company. Nutmeg is a registered insurance company and has licenses to operate as an insurance company in 46 states where it also maintains related statutorily required deposits. Nutmeg has no existing insurance policies in force. The acquisition of Nutmeg will allow RxAmerica to continue to offer prescription drug plans under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 after the expiration of its insurance waivers from the Centers for Medicare and Medicaid Services (“CMS”) on January 1, 2009. The Company allocated the $11.4 million total acquisition cost to marketable securities ($6.5 million) and insurance licenses ($4.9 million). Nutmeg’s results of operations primarily consist of interest income, and are included in the Company’s consolidated financial statements within the pharmacy benefit services segment as of the acquisition date. In the fourth quarter of fiscal 2008, Nutmeg was renamed Accendo Insurance Company (“Accendo”) and redomesticated from the state of Iowa to Utah.

In fiscal 2007, the Company purchased AmerisourceBergen Drug Corporation’s (“AmerisourceBergen”) 50% interest in a joint venture through which the Company and AmerisourceBergen operated a central prescription fill center. This acquisition gave the Company sole ownership and control of a business that serves to reduce prescription fill costs and to address an industry-wide shortage of pharmacists, while also providing fulfillment for a portion of the Company’s mail order business. The Company allocated the $3.8 million acquisition cost to property and equipment ($1.5 million) and goodwill ($2.3 million). The acquired goodwill is deductible for tax purposes. The results of operations of the acquired fill center are included in the Company’s consolidated financial statements within the retail drug store segment as of the acquisition date. Prior to the acquisition, the Company used the equity method of accounting for its 50% investment in the joint venture.

In fiscal 2007, the Company purchased the assets of Network Pharmaceuticals, Inc. (“Network”) including 21 retail pharmacies and one closed door pharmacy, all located in Southern California, for $12.8 million. This acquisition expanded the Company’s presence in Southern California through pharmacies that are close to the point of care, such as hospitals, clinics and medical office buildings. The Company allocated the $12.8 million acquisition cost to pharmacy customer lists ($8.9 million), property and equipment ($1.1 million) and inventory ($2.8 million). The results of operations of the acquired locations are included in the Company’s consolidated financial statements within the retail drug store segment as of the June 11, 2006 acquisition date.

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

The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	Thousands
As of January 31, 2008:
Intangible assets subject to amortization:
Pharmacy prescription files	5 years	$27,811	$(6,457)	$21,354
Non-compete agreements and other	5 years	675	(103)	572

Total		28,486	(6,560)	21,926
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,445	—	5,445
Insurance licenses	N/A	4,869	—	4,869

Total		$38,800	$(6,560)	$32,240

As of January 25, 2007:
Intangible assets subject to amortization:
Pharmacy prescription files	1-5 years	$12,519	$(2,699)	$9,820
Non-compete agreements and other	2-5 years	5	(4)	1

Total		12,524	(2,703)	9,821
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,083	—	5,083

Total		$17,607	$(2,703)	$14,904

The increase in pharmacy prescription files was primarily due to the acquisition of 13 stores during fiscal 2008 (see Note 4). Insurance licenses as of January 31, 2008 are related to the Nutmeg/Accendo acquisition during the third quarter of fiscal 2008 (see Note 4).

Amortization expense for intangible assets with finite useful lives was $4.6 million in fiscal 2008, $1.7 million in fiscal 2007, and $0.7 million in fiscal 2006. Estimated future annual amortization expense on these intangibles is as follows (in thousands):

Fiscal year ending:
2009	5,626
2010	5,377
2011	5,328
2012	4,287
2013	1,308

Total	$21,926

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

Debt at January 31, 2008 and January 25, 2007 consisted of the following:

	January 31, 2008	January 25, 2007
	Thousands
Revolving line of credit, variable interest (weighted average rate of 5.29% at January 31, 2008, expires January 2012)	$167,000	$65,000
Private placement notes, fixed interest rates ranging from 6.19% to 6.71%, mature at various dates through 2014	53,091	59,818

Total debt	220,091	124,818
Less current maturities	36,727	6,727

Long-term portion	$183,364	$118,091

The Company has a secured revolving line of credit agreement with a syndication of banks. The agreement expires in January 2012 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. On October 30, 2007, the Company exercised an option to increase its secured revolving line of credit facility’s borrowing and letter of credit capacity from $325 million to $400 million, with no change to its existing covenant requirements. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. Letters of credit totaling $30.4 million were outstanding under the agreement as of January 31, 2008. The Company pays a monthly commitment fee of 0.25% per annum on the unused portion of the line of credit ($203 million as of January 31, 2008).

The private placement notes are secured on the same basis as the secured revolving line of credit. The private placement notes may be redeemed at the Company’s option prior to their scheduled maturities, subject to an early payment premium.

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of January 31, 2008, the Company was in compliance with the restrictions and limitations included in these provisions.

As of January 31, 2008, future minimum principal payments on long-term debt were as follows (in thousands):

Fiscal year ending:
2009	$36,727
2010	2,727
2011	2,727
2012	169,727
2013	2,727
Thereafter	5,456

Total	$220,091

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

Net rental expense is summarized as follows:

	Fiscal Year
	2008	2007	2006
	Thousands
Minimum rentals	$87,438	$83,128	$78,755
Contingent rentals	10,624	10,445	10,655

	98,062	93,573	89,410
Less sublease income	(3,247)	(3,151)	(2,948)

	$94,815	$90,422	$86,462

Minimum rental commitments for non-cancelable leases as of January 31, 2008 are as follows:

	Operating Leases	Capital Leases
	Thousands
Fiscal year ending:
2009	$83,319	$1,048
2010	83,494	1,048
2011	80,839	1,048
2012	75,953	1,055
2013	72,595	1,108
Thereafter	638,189	15,198

Total minimum lease payments	$1,034,389	$20,505

Less amounts representing interest		(10,384)

Present value of capital lease obligations		$10,121
Less current portion		(169)

Long-term portion		$9,952

Total minimum lease payments on operating leases have not been reduced by minimum future sublease rentals of $20.9 million under non-cancelable subleases.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Commitments and Contingencies

As of January 31, 2008, the Company had outstanding commitments to purchase approximately $5.5 billion of merchandise inventory at various dates over the next three years for use in the normal course of business. This amount primarily represents commitments to the Company’s primary supplier, AmerisourceBergen, under a long-term supply contract. The contract includes a minimum purchase requirement over the contract term, which is effective for three to seven years depending on the Company’s actual purchase levels and various termination provisions.

The Company has entered into agreements with its executive officers and other key employees that provide termination benefits in the event of certain change in control events. Total contingent termination benefits as of the end of fiscal 2008 were approximately $40.4 million, plus amounts covering any excise tax on these benefits for certain executive officers. In addition, the Company’s stock-based compensation arrangements include provisions for accelerated vesting upon a change in control. There have been no events that would trigger these benefits as of January 31, 2008.

Rankin v. Longs Drug Stores California, Inc. was filed in the Superior Court of California, San Diego County, in October 2004, and was subsequently certified as a class action. The lawsuit alleged that the Company’s employment application violated California Labor Code Section 432.8 by inquiring about criminal convictions within the last seven years, without providing an exception for misdemeanor marijuana convictions more than two years old. The plaintiff sought to recover statutory damages and attorneys’ fees for himself and all similarly situated individuals who applied for employment with us during the class period. Trial commenced on August 20, 2007 and concluded with a dismissal of plaintiff’s case by the court on September 26, 2007. The plaintiff filed a notice of appeal on December 4, 2007.

During the third quarter of fiscal 2007, the Company completed a self-audit of certain of its California drug stores located in three counties that was initiated at the request of the State of California Department of Industrial Relations (“DIR”). The audit related to compliance with California law relating to meal period requirements. The Company made compensatory payments resulting from this audit, which were not material, during the fourth quarter of fiscal 2007. The DIR has also requested that the Company conduct an audit related to meal period compliance for all of its California drug stores. At this time the Company cannot reasonably estimate the amount of possible payments that might be required as a result of an additional audit, if any.

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

9. Employee Compensation and Benefits

The Company had approximately 21,900 full-time and part-time employees as of January 31, 2008. Virtually all full-time employees are eligible for medical, dental and life insurance benefits paid primarily by the Company.

Employees who meet certain eligibility requirements are entitled to participate in the Longs Drug Stores California, Inc. 401(k) Plan. Participating employees may make voluntary contributions through pre-tax salary deferrals, which are partially matched by the Company. Prior to January 1, 2008, the plan also included a profit

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sharing component, through which eligible participants received a profit sharing benefit, funded entirely by the Company, if profits for the fiscal year, as defined, called for a payment in excess of the 401(k) match. Effective January 1, 2008, the Company discontinued the profit sharing benefit and added an enhanced 401(k) matching contribution that satisfies the 401(k) safe harbor contribution requirements under the Internal Revenue Code. Company contributions to the plan may be made in cash or shares of Longs common stock. The portion of the plan that holds Longs common stock is an employee stock ownership plan (ESOP) as defined by the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC) of 1986.

Compensation expense for Company contributions to the 401(k) plan is measured based on the amount of the contribution called for in the period under the plan, and was $13.6 million in fiscal 2008, $12.1 million in fiscal 2007 and $11.3 million in fiscal 2006. The Company has historically funded these contributions in shares of Longs common stock. Dividends on ESOP shares are charged to retained earnings, and all shares held by the ESOP are treated as outstanding shares in computing earnings per share. There were 4.7 million shares of Longs common stock in the ESOP as of January 31, 2008 and 5.5 million shares as of January 25, 2007.

The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 provided eligible employees with the opportunity to defer a specified percentage of their cash compensation. Resulting obligations will be payable on dates selected by the participants in accordance with the terms of the plan. The Company’s deferred compensation obligation was $9.9 million as of January 31, 2008 and $10.8 million as of January 25, 2007. As of February 1, 2004, current participants were no longer allowed to make contributions to the plan and no future participants will be admitted to the plan.

10. Stock-Based Compensation

The Company has two separate plans under which it may grant options to purchase shares of the Company’s common stock and other awards of common stock or common stock appreciation rights to key employees. The Amended and Restated 1995 Long-Term Incentive Plan authorized the issuance of 7,400,000 shares of common stock in the form of stock options and stock awards. The Non-Executive Long-Term Incentive Plan, as amended, authorized the issuance of 3,000,000 shares of common stock of the Company and contains similar provisions to those of the Amended and Restated 1995 Long-Term Incentive Plan, except that it does not allow for incentive stock options or grants to officers or directors of the Company. Each stock award granted from the Amended and Restated 1995 Long-Term Incentive Plan reduces the total number of available shares under the plan by 2.75 shares and each stock option granted reduces the total available by one share. For the Non-Executive Long-Term Incentive Plan, as amended, each stock award or stock option reduces available shares by one share. As of January 31, 2008, there were 3,682,736 shares of common stock available for grant under the two plans.

Stock Options

Stock options are granted with an exercise price not less than 100% of the closing market price on the date of the grant. The Company’s options vest in equal annual portions over a period of four years and have a maximum term of ten years. The Company’s stock option award plans contain provisions for accelerated vesting upon a change of control.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				Thousands
Outstanding at January 27, 2005	4,150,525	$22.85
Granted (weighted average fair value $12.34)	345,400	37.77
Exercised	(948,464)	22.13		$16,023
Forfeited	(268,225)	24.06
Expired	(60,335)	22.22

Outstanding at January 26, 2006	3,218,901	$24.56
Granted (weighted average fair value $17.26)	94,500	44.27
Exercised	(576,177)	22.77		$12,683
Forfeited	(77,145)	31.11
Expired	(44,625)	23.25

Outstanding at January 25, 2007	2,615,454	$25.50
Granted (weighted average fair value $19.96)	60,800	53.04
Exercised	(850,164)	23.16		$25,903
Forfeited	(32,950)	37.58
Expired	(13,145)	22.54

Outstanding at January 31, 2008	1,779,995	$27.37	5.80 years	$33,670

Vested or expected to vest at January 31, 2008	1,703,425	$26.95	5.71 years	$32,522

Exercisable at January 31, 2008	1,397,143	$24.79	5.31 years	$29,698

The total fair value of stock options vesting during the year was $3.1 million in fiscal 2008, $6.9 million in fiscal 2007, and $7.0 million in fiscal 2006. As of January 31, 2008, there was $3.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.0 years.

Proceeds from stock option exercises during fiscal 2008 were $19.7 million and the related tax benefit was $10.2 million. The Company’s practice is to issue new shares to satisfy stock option exercises, but the resulting dilution may be partially or wholly offset by Company’s share repurchases made in the ordinary course of business, subject to outstanding authorizations by the Company’s Board of Directors and depending on existing market conditions, the Company’s financial position and other capital requirements.

Stock Awards

Stock awards are granted with either time-based vesting requirements or a combination of time-based and performance-based vesting requirements, such as a target earnings per share. Recipients of stock awards with only time-based vesting requirements have voting rights to the shares and dividends are credited to the shares during the restriction period. However, transfer of ownership of the shares is dependent on continued employment for periods of one to four years. Shares are not granted under a performance-based stock award until such time as the performance objective has been met, subject to necessary approvals, at which point additional time-based vesting requirements apply and recipients have the same rights and restrictions as for stock awards with only time-based vesting requirements.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of stock award activity:

	Shares	Weighted Average Grant- Date Fair Value
Outstanding at January 27, 2005	217,310
Granted	89,009	$37.34
Vested (total fair value $4.4 million)	(134,429)
Forfeited	(39,850)

Outstanding at January 26, 2006	132,040
Granted	381,796	40.96
Vested (total fair value $6.1 million)	(142,971)
Forfeited	(10,281)

Outstanding at January 25, 2007	360,584	32.83
Granted	268,819	50.28
Vested (total fair value $11.3 million)	(341,177)	33.09
Forfeited	(6,522)	43.94

Outstanding at January 31, 2008	281,704

As of January 31, 2008, there was $20.3 million of unrecognized compensation cost related to unvested stock awards. This cost is expected to be recognized over a weighted average period of 1.9 years.

On March 3, 2008, the Company granted stock awards for 332,264 shares pursuant to its fiscal 2007 and fiscal 2008 performance-based stock award programs due to the achievement of pre-defined performance objectives related to fiscal 2008 operating results. The Company may also grant additional stock awards for up to 166,800 shares under existing performance-based awards, subject to achievement of pre-defined performance objectives.

11. Income Taxes

Income tax expense is summarized as follows:

	Fiscal Year
	2008	2007	2006
	Thousands
Current:
Federal	$64,309	$54,261	$28,308
State	9,225	12,625	7,437

Total current	73,534	66,886	35,745
Deferred:
Federal	(13,965)	(17,868)	8,387
State	(1,660)	(3,684)	1,790

Total deferred	(15,625)	(21,552)	10,177

Total	57,909	45,334	45,922

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation between the federal statutory tax rate and the Company’s effective tax rates is as follows:

	Fiscal Year
	2008	2007	2006
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefits	3.7%	4.0%	4.3%
Benefits of tax credits	(0.2)%	(0.3)%	(0.8)%
Benefits of deductible dividends paid on employee stock ownership plan shares	(0.6)%	(0.9)%	(1.0)%
Other	(1.0)%	(1.5)%	0.1%

Effective income tax rate	36.9%	36.3%	37.6%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 31, 2008	January 25, 2007
	Thousands
Deferred tax assets:
Employee compensation and benefits	$44,172	$46,708
Deferred rent	16,107	16,075
Pharmacy benefit services contract accruals	15,848	12,437
Accounts receivable and related reserves	5,507	3,649
Store closure reserves	4,855	—
Other	7,756	5,604

	94,245	84,473

Deferred tax liabilities:
Property and depreciation	24,172	42,864
Intangible assets	13,285	3,836
Other	4,921	6,408

	42,378	53,108

Net deferred tax asset	$51,867	$31,365

The Company has state tax credits of $2.0 million that may be carried forward for an indefinite period of time to offset future state taxable income.

Uncertain tax positions—The Company’s total unrecognized tax benefits, including the portion that would affect the Company’s effective tax rate if recognized, are not material. The Company’s federal income tax returns for the years ended January 2004 and later are subject to examination by the Internal Revenue Service (“IRS”) under the federal statute of limitations. The Company’s California income tax returns for the years ended January 2004 and later are subject to examination by the California Franchise Tax Board under California’s statute of limitations. Income tax returns for the Company’s other major state jurisdictions are subject to examination by the respective state tax authorities for the years ended January 2005 and later. During fiscal 2008, the IRS commenced an examination of the Company’s federal income tax returns for the years ended January 29, 2004 and January 27, 2005. It is reasonably possible that the outcome of this examination could result in an adjustment to the Company’s unrecognized tax benefits in the next 12 months. However, the amount and timing of the adjustment, if any, cannot be estimated at this time.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Stockholders’ Equity

Authorized capital stock consists of 120 million shares of common stock, $.50 par value, and 30 million shares of preferred stock.

In May 2005, the Company’s board of directors authorized the repurchase of up to $150 million of the Company’s outstanding common stock through May 2008. On November 13, 2007, the Company’s board of directors authorized the additional repurchase of up to $200 million of the Company’s outstanding common stock through February 2011. The Company repurchased shares of its outstanding common stock under these programs in each of the last three years, as follows:

	Fiscal Year
	2008	2007	2006
Shares repurchased	2,474,000	984,000	1,420,000
Total cost (millions)	$119.8	$44.1	$55.1

As of January 31, 2008, nothing further remains under the May 2005 repurchase program. Under the November 2007 share repurchase program, the Company is authorized to repurchase additional shares of its outstanding common stock for a maximum additional expenditure of $156.3 million.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, health and beauty products, photo and photo processing, and food and beverage items. As of January 31, 2008, the retail drug store segment operated 510 retail stores in the western United States primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

The pharmacy benefit services segment, operated through the Company’s subsidiary, RxAmerica, L.L.C., provides pharmacy benefit management services whereby RxAmerica contracts with third-party health plans, retail pharmacies and drug manufacturers to provide a range of services to third-party health plan members, including pharmacy benefit plan design and implementation, claims administration and formulary management. In addition, beginning January 1, 2006, the pharmacy benefit services segment operates prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Fiscal 2007 was the first full year of results for the new prescription drug plans.

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant financial information by segment:

	Fiscal Year
	2008	2007	2006
	Thousands
Revenues:
Retail Drug Stores	$4,882,827	$4,652,940	$4,491,752
Pharmacy Benefit Services	379,738	320,356	53,457

Consolidated Totals	$5,262,565	$4,973,296	$4,545,209

Operating Income:
Retail Drug Stores	$115,269	$92,423	$121,426
Pharmacy Benefit Services	49,294	39,210	8,477

Consolidated Totals	$164,563	$131,633	$129,903

Total Assets:
Retail Drug Stores	$1,668,948	$1,568,619	$1,445,650
Pharmacy Benefit Services	304,502	223,342	126,704
Inter-segment Eliminations	(126,734)	(104,293)	(77,025)

Consolidated Totals	$1,846,716	$1,687,668	$1,495,329

The retail drug store segment accounts for all or substantially all of the Company’s capital expenditures, depreciation and amortization, gain on sale of distribution center, provision for store closures and asset impairments, and legal settlements and other disputes.

Consolidated total revenues include the following product and service types:

	Fiscal Year
	2008	2007	2006
	Thousands
Pharmacy sales	$2,509,252	$2,344,602	$2,179,522
Front-end sales	2,373,575	2,308,338	2,312,230
Prescription drug plan revenues	310,800	280,719	16,201
Pharmacy benefit management revenues	68,938	39,637	37,256

Consolidated total revenues	$5,262,565	$4,973,296	$4,545,209

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Selected Quarterly Information (Unaudited)

Summarized quarterly results of operations for the years ended January 31, 2008 and January 25, 2007 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Thousands, except per share data
Year ended January 31, 2008
Revenues:
Retail drug store sales	$1,185,011	$1,195,591	$1,158,422	$1,343,803	$4,882,827
Pharmacy benefit services revenues	111,999	78,958	79,731	109,050	379,738

Total revenues	1,297,010	1,274,549	1,238,153	1,452,853	5,262,565
Retail drug store gross profit	303,952	314,473	300,789	348,844	1,268,058
Prescription drug plan gross profit	4,062	11,496	15,411	16,223	47,192
Income from continuing operations	16,026	25,738	19,292	37,835	98,891
Income (loss) from discontinued operations	(2,988)	869	106	(677)	(2,690)

Net income	13,038	26,607	19,398	37,158	96,201

Earnings per common share:
Basic:
Income from continuing operations	$0.43	$0.69	$0.52	$1.02	$2.65
Income (loss) from discontinued operations	(0.08)	0.02	0.00	(0.01)	(0.07)

Net income	0.35	0.71	0.52	1.01	2.58

Diluted
Income from continuing operations	$0.42	$0.67	$0.51	$1.00	$2.59
Income (loss) from discontinued operations	(0.08)	0.02	0.00	(0.02)	(0.07)

Net income	0.34	0.69	0.51	0.98	2.52

Year ended January 25, 2007
Revenues:
Retail drug store sales	$1,134,977	$1,161,870	$1,123,875	$1,232,218	$4,652,940
Pharmacy benefit services revenues	93,400	75,343	75,015	76,598	320,356

Total revenues	1,228,377	1,237,213	1,198,890	1,308,816	4,973,296
Retail drug store gross profit	283,053	293,409	280,098	311,763	1,168,323
Prescription drug plan gross profit	5,041	10,020	20,266	16,213	51,540
Income from continuing operations	16,329	19,355	13,337	30,432	79,453
Loss from discontinued operations	(545)	(323)	(632)	(3,492)	(4,992)

Net income	15,784	19,032	12,705	26,940	74,461

Earnings per common share:
Basic:
Income from continuing operations	$0.44	$0.52	$0.36	$0.82	$2.14
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.09)	(0.14)

Net income	0.42	0.51	0.34	0.73	2.00

Diluted
Income from continuing operations	$0.43	$0.51	$0.35	$0.80	$2.08
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.09)	(0.13)

Net income	0.41	0.50	0.33	0.71	1.95

LONGS DRUG STORES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pharmacy benefit services revenues include pharmacy benefit management revenues and revenues for prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Prescription drug plan gross profit is measured based on prescription drug plan benefit costs and prescription drug plan revenues. Pharmacy benefit management revenues are reported net of reimbursements to participating pharmacies.

Results for the fourth quarter of fiscal 2008 included a $1.1 million pre-tax net gain associated with the Company’s disposition of stores during fiscal 2008, of which a net gain of $1.8 million was recorded in continuing operations and a net charge of $0.7 million was recorded in discontinued operations. Results for the fourth quarter of fiscal 2007 included $6.3 million of pre-tax charges associated with this disposition plan, of which $0.7 million was recorded in continuing operations and $5.6 million was recorded in discontinued operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Longs Drug Stores Corporation

Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Longs Drug Stores Corporation and subsidiaries (the “Company”) as of January 31, 2008 and January 25, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. We also have audited the Company’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Longs Drug Stores Corporation and subsidiaries as of January 31, 2008 and January 25, 2007, and the results of their operations and their cash flows for each of the three years in the period ended

January 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 26, 2007, and as discussed in Note 1 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment on January 27, 2006.

/s/ Deloitte & Touche LLP

San Francisco, California

March 18, 2008

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of January 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s internal control over financial reporting and their report is included herein.

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

As of January 31, 2008, the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the Company would be made known to them on a timely basis.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information concerning this item will be in our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for our 2008 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

(a) (1)	The Financial Statements are filed with this Form 10-K at pages 30-54.

(a) (2)	All schedules required by this Item are omitted because they are not applicable or the information is included in the financial statements or related notes.

(a) (3)	EXHIBITS

Exhibit No.

3.	Articles of Incorporation and By-Laws

	1.	Restated Articles of Incorporation, amended June 3, 1997, as incorporated herein by reference, as previously filed with the Commission on September 12, 1997, as Exhibit 1 to Form 10-Q.

	2.	Articles of Amendment of Longs Drug Stores Corporation, as filed with the State Department of Assessments and Taxation of the State of Maryland on May 24, 2006, as previously filed with the Commission on June 1, 2006, as Exhibit 3.2 to Form 10-Q.

	3.	Amended Bylaws of Longs Drug Stores Corporation, dated May 24, 2006, as previously filed with the Commission on June 1, 2006, as Exhibit 3.3 to Form10-Q.

10.	Material Contracts

	1.	The Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on June 6, 1995, on Form S-8, Registration No. 033-60005.*

	2.	Forms of Renewal of Agreements for Termination Benefits, dated August 22, 1996, are incorporated herein by reference as previously filed with the Commission on December 6, 1996, as Exhibits 2 and 3.*

	3.	Employment agreement between the Company and Steven F. McCann, dated April 17, 2000 is incorporated by reference as previously filed with the Commission on September 11, 2000, as Exhibit 10.1 to Form 10-Q.*

	4.	Amendments to the Longs Drug Stores Corporation Deferred Compensation Plan of 1995 is incorporated herein by reference as previously filed with the Commission on April 13, 2001, as Exhibit 10(d) to Form 10-K.*

	5.	Employment agreement between the Company and Linda M. Watt, dated June 7, 2001 is incorporated by reference as previously filed with the Commission on September 7, 2001, as Exhibit 10.1 to Form 10-Q.*

	6.	Employment agreement between the Company and Todd J. Vasos, dated November 21, 2001, is incorporated herein by reference as previously filed with the Commission on April 17, 2002, as Exhibit 10(l) to Form 10-K.*

	7.	Amendment to employment agreement between the Company and Steven F. McCann, dated May 22, 2002, is incorporated herein by reference as previously filed with the Commission on September 16, 2002, as Exhibit 10.1 to Form 10-Q.*

Exhibit No.

	8.	Employment agreement between the Company and Warren F. Bryant, dated October 30, 2002, is incorporated herein by reference as previously filed with the Commission on December 16, 2002, as Exhibit 10.2 to Form 10-Q.*

	9.	Employment agreement between the Company and Bruce E. Schwallie, dated as of February 1, 2002, is incorporated herein by reference as previously filed with the Commission on April 18, 2003, as Exhibit (u) to Form 10-K.*

	10.	Employment agreement between the Company and Michael M. Laddon, dated February 25, 2003, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.2 to Form 10-Q.*

	11.	Employment agreement between the Company and William J. Rainey, is incorporated herein by reference, as previously filed with the Commission on June 16, 2003, as Exhibit 10.3 to Form 10-Q.*

	12.	Form of Agreement for Termination Benefits in the Event of a Change in Corporate Control between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.4 to Form 10-Q.*

	13.	Form of Retention Agreement between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, is incorporated herein by reference, as previously filed with the Commission on September 12, 2003, as Exhibit 10.5 to Form 10-Q.*

	14.	First Amendment to Employment Agreement among Warren F. Bryant, the Company and Longs Drug Stores California, Inc., dated March 2, 2004, is incorporated herein by reference as previously filed with the Commission on April 12, 2004, as Exhibit 10.cc to Form 10-K.*

	15.	Form of Indemnification Agreement between the Company and directors of Longs Drug Stores Corporation, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.dd to Form 10-K.*

	16.	Form of Indemnification Agreement between the Company and non-director officers of Longs Drug Stores Corporation, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.ee to Form 10-K.*

	17.	Form of Indemnification Agreement between Longs Drug Stores California, Inc. and directors and certain officers of Longs Drug Stores California, Inc, is incorporated herein by reference, as previously filed with the Commission on April 12, 2004, as Exhibit 10.ff to Form 10-K.*

	18.	Amendment to employment agreement between the Company and Michael M. Laddon, dated June 1, 2004, is incorporated herein by reference as previously filed with the Commission on June 4, 2004, as Exhibit 10 to Form 10-Q. *

	19.	Credit Agreement dated as of August 6, 2004, between Longs Drug Stores California, Inc. and the lenders thereunder is incorporated herein by reference as previously filed with the Commission on September 3, 2004, as Exhibit 10 to Form 10-Q.

	20.	Form of stock option agreement for non-employee directors in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.1 to Form 10-Q.*

	21.	Form of stock option agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.2 to Form 10-Q.*

Exhibit No.

	22.	Form of restricted stock award agreement in Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.3 to Form 10-Q.*

	23.	Form of restricted stock award agreement in Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.4 to Form 10-Q.*

	24.	Form of stock option agreement in Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on December 3, 2004, as Exhibit 10.5 to Form 10-Q.*

	25.	Form of restricted stock award agreement for senior officers under the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on June 2, 2005, as Exhibit 10.1 to Form 10-Q.*

	26.	Form of restricted stock award agreement for non-senior officers under the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on June 2, 2005, as Exhibit 10.2 to Form 10-Q.*

	27.	Form of restricted stock award under the Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on June 2, 2005, as Exhibit 10.2 to Form 10-Q.*

	28.	Prime Vendor Agreement, dated March 14, 2006, between AmerisourceBergen Drug Corporation and Longs Drugs Stores California, Inc., is incorporated herein by reference, as previously filed with the Commission on June 1, 2006, as Exhibit 10.1 to Form 10-Q.***

	29.	First Amendment to the Prime Vendor Agreement, effective April 19, 2006, between AmerisourceBergen Drug Corporation and Longs Drugs Stores California, Inc., is incorporated herein by reference, as previously filed with the Commission on June 1, 2006, as Exhibit 10.2 to Form 10-Q.***

	30.	Employment Agreement between Longs Drug Stores California, Inc. and Karen L. Stout, dated April 21, 2006, is incorporated herein by reference, as previously filed with the Commission on June 1, 2006, as Exhibit 10.3 to Form 10-Q.*

	31.	First Amendment to Credit Agreement, dated as of January 30, 2007, by and among the Company and the lenders party thereto, as previously filed with the Commission on February 1, 2007, as Exhibit 10.1 to Form 8-K.

	32.	Employment Agreement between the Company and Roger L. Chelemedos, dated May 9, 2006, as previously filed with the Commission on March 16, 2007, as Exhibit 10.39 to Form 10-K.*

	33.	Form of non-employee directors’ restricted stock award agreement pursuant to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on March 16, 2007, as Exhibit 10.39 to Form 10-K.*

	34.	Form of non-employee directors’ restricted stock award agreement pursuant to the Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, is incorporated herein by reference, as previously filed with the Commission on August 22, 2007, as Exhibit 10.1 to Form 10-Q.*

	35.	The Longs Drug Stores Corporation 1995 Long-Term Incentive Plan, as amended November 13, 2007.*

Exhibit No.

	36.	The Longs Drug Stores Corporation Non-Executive Long-Term Incentive Plan, as amended November 13, 2007.*

	37.	The Longs Drug Stores Corporation 2003 Executive Incentive Plan, as amended November 13, 2007.*

	38.	Second Amendment to Employment Agreement among Warren F. Bryant, the Company and Longs Drug Stores California, Inc., dated November 13, 2007.*

	39.	Form of Amendment to Agreement for Termination Benefits in the Event of a Change in Corporate Control between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above.*

	40.	Form of Amendment to Retention Agreement between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above.*

	41.	Form of Agreement for Termination Benefits in the Event of a Change in Corporate Control between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, effective November 13, 2007.*

	42.	Form of Retention Agreement between Longs Drug Stores California, Inc. and employees at a Senior Vice President level or above, effective November 13, 2007.*

	43.	Employment Agreement between Longs Drugs Stores California, Inc. and Lawrence J. Gatta, Jr., dated September 27, 2002.*

21.	Subsidiaries of the Registrant

23.	Consent of Independent Registered Public Accounting Firm

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference to any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Confidential portions of this Exhibit were deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date:	March 19, 2008	/s/ S. F. MCCANN
(S. F. McCann) Executive Vice President, Chief Financial Officer

Date:	March 19, 2008	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos) Senior Vice President—Finance Controller and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. F. BRYANT (W. F. Bryant)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2008

/s/ L. T. BARNES, JR. (L. T. Barnes, Jr.)	Director	March 19, 2008

/s/ M. H. DASHE (M. H. Dashe)	Lead Director	March 19, 2008

/s/ E. S. DILSAVER (E. S. Dilsaver)	Director	March 19, 2008

/s/ L. M. HARPER (L. M. Harper)	Director	March 19, 2008

/s/ M. S. METZ, PH.D. (M. S. Metz, Ph.D.)	Director	March 19, 2008

/s/ H. R. SOMERSET (H. R. Somerset)	Director	March 19, 2008

/s/ D.A. TANOUE (D. A. Tanoue)	Director	March 19, 2008

/s/ A. G. WAGNER (A. G. Wagner)	Director	March 19, 2008