Form 10-Q
period 2008-05-01
LONGS DRUG STORES CORP
filed 2008-06-04
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 2008

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

There were 35,788,396 shares of common stock, $.50 par value per share, outstanding as of May 29, 2008.

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

•

The impact of state and federal budget deficits on government healthcare spending and on general economic conditions, and in particular the State of California’s state budget deficit and its planned 10% across-the-board cut to most California government funded programs, including reimbursement rates paid to pharmacies under Medi-Cal;

•	The impact of rising gasoline prices and mortgage payments on economic conditions and consumer spending;

•	The efforts of third-party health plans, including government-sponsored plans, to reduce pharmacy reimbursements;

•	Our ability to execute our previously announced initiatives;

•	Our ability to successfully manage our prescription drug plans, including the annual bid;

•	Our ability to improve our supply chain and distribution capabilities;

•	Our ability to successfully implement new technology, including an integrated demand forecasting and replenishment system;

•	Disruption in our supply chain due to system and vendor conversions;

•	The success of our merchandise and marketing strategies (including price reduction programs implemented in response to competitive pressures);

•	Our ability to improve the performance of underperforming stores;

•	The timing, number and overall impact of store openings, closures and remodels;

•	The effect of the Medicare prescription drug benefit on our retail drug store and pharmacy benefit services revenues and profitability;

•	Our ability to grow prescription volumes;

•	Our ability to develop and integrate our pharmacy, mail order and pharmacy benefit services capabilities to take advantage of future growth opportunities;

•	The frequency and rate of introduction of successful new prescription drugs;

•	The introduction of lower priced generic drugs, including the timing of introduction and cost structure associated with generic drugs;

•	The effects of war and terrorism on economic conditions and consumer spending;

•

Competition from other drugstore chains, mail order and other pharmacies, supermarkets, mass merchandisers, discount retailers, on-line retailers, other retailers, pharmacy benefit management companies and prescription drug plan providers;

•	The growth of mail order pharmacies and changes in some third-party health plans requiring mail order fulfillment of certain medications;

•	Continued good relationships with our employees;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our relationships with our suppliers, especially AmerisourceBergen Drug Corporation;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•

The impact of pending or future litigation or regulatory proceedings, including the State of California, Division of Labor Standards Enforcement request for an audit of meal period compliance in all California stores;

•	The effectiveness of workers’ compensation reform efforts, especially in California, and the effect of potential further changes to California’s workers’ compensation laws;

•	Changes in state or federal legislation or regulations affecting our businesses;

•	Our ability to make and integrate acquisitions;

•	Changes to accounting policies and practices or internal controls; and

•	Other factors discussed in our Annual Report on Form 10-K under “Risk Factors” and elsewhere or in any of our other SEC filings.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended
	May 1, 2008	April 26, 2007
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$1,219,645	$1,185,011
Pharmacy benefit services revenues	187,336	111,999

Total revenues	1,406,981	1,297,010
Costs and expenses:
Cost of retail drug store sales	894,477	881,059
Prescription drug plan benefit costs	163,089	92,496
Operating and administrative expenses	309,661	286,270
Provision for store closures and asset impairments, net	217	9,215

Operating income	39,537	27,970
Interest expense	2,786	1,676
Interest income	(255)	(196)

Income from continuing operations before income taxes	37,006	26,490
Income taxes	13,923	10,464

Income from continuing operations	23,083	16,026
Income (loss) from discontinued operations, net of tax	456	(2,988)

Net income	$23,539	$13,038

Earnings per common share:
Basic:
Income from continuing operations	$0.65	$0.43
Income (loss) from discontinued operations	0.01	(0.08)

Net income	$0.66	$0.35

Diluted:
Income from continuing operations	$0.63	$0.42
Income (loss) from discontinued operations	0.02	(0.08)

Net income	$0.65	$0.34

Dividends per common share	$0.14	$0.14
Weighted average number of shares outstanding:
Basic	35,756	37,321
Diluted	36,442	38,298

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	May 1, 2008	January 31, 2008	April 26, 2007
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$37,917	$27,019	$24,719
Accounts receivable, net	327,452	334,972	296,924
Merchandise inventories, net	452,319	510,482	477,973
Deferred income taxes	61,559	64,500	58,890
Prepaid expenses and other current assets	24,253	22,043	23,813
Assets held for sale	4,173	4,173	8,468

Total current assets	907,673	963,189	890,787

Property:
Land	116,564	116,564	112,810
Buildings and leasehold improvements	735,799	725,930	669,152
Equipment and fixtures	640,629	628,556	612,021

Total	1,492,992	1,471,050	1,393,983
Less accumulated depreciation	733,377	715,682	700,716

Property, net	759,615	755,368	693,267

Goodwill	84,394	84,394	84,450
Intangible assets, net	32,070	32,240	23,248
Other non-current assets	11,383	11,525	4,577

Total assets	$1,795,135	$1,846,716	$1,696,329

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$232,954	$273,953	$268,863
Pharmacy benefits payable	164,244	176,829	126,275
Accrued employee compensation and benefits	108,030	120,458	114,045
Taxes payable	35,430	58,998	39,461
Other accrued expenses	96,125	63,110	69,062
Current maturities of debt	36,727	36,727	6,727

Total current liabilities	673,510	730,075	624,433

Long-term debt	197,636	183,364	112,364
Other long-term liabilities	103,946	105,352	119,234

Total liabilities	975,092	1,018,791	856,031

Commitments and Contingencies
Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 35,727,000, 36,204,000 and 37,900,000 shares outstanding	17,863	18,102	18,950
Additional capital	293,115	288,385	269,781
Retained earnings	509,065	521,438	551,567

Total stockholders’ equity	820,043	827,925	840,298

Total liabilities and stockholders’ equity	$1,795,135	$1,846,716	$1,696,329

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 13 weeks ended
	May 1, 2008	April 26, 2007
	Thousands
Operating Activities:
Net income	$23,539	$13,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,273	22,583
Provision for store closures and asset impairments, net	(620)	10,340
Deferred income taxes and other	258	1,104
Stock awards and options, net	1,935	6,333
Excess tax benefits related to stock awards and options	(1,025)	(1,923)
Common stock contribution to employee retirement plan	10,428	7,419
Changes in assets and liabilities:
Accounts receivable	(66,968)	(28,682)
Merchandise inventories	59,181	15,100
Other assets	(2,068)	(1,745)
Current liabilities and other	(55,110)	(22,320)

Net cash provided by (used in) operating activities	(4,177)	21,247

Investing Activities:
Capital expenditures	(28,428)	(28,164)
Acquisitions	(2,953)	(9,427)
Proceeds from dispositions of property and intangible assets	496	4,358

Net cash used in investing activities	(30,885)	(33,233)

Financing Activities:
Proceeds from (repayments of) revolving line of credit borrowings, net	17,000	(3,000)
Repayments of private placement notes and other borrowings	(2,728)	(2,727)
Repurchase of common stock	(39,260)	(2,825)
Proceeds from exercise of stock options	593	6,584
Dividend payments	(5,117)	(5,282)
Medicare Part D subsidy receipts (disbursements), net	74,488	14,744
Excess tax benefits related to stock awards and options	1,025	1,923
Other	(41)	(308)

Net cash provided by financing activities	45,960	9,109

Increase (decrease) in cash and cash equivalents	10,898	(2,877)
Cash and cash equivalents at beginning of period	27,019	27,596

Cash and cash equivalents at end of period	$37,917	$24,719

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$3,403	$2,999
Cash paid for income taxes	10,862	16,402

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 53 weeks ended January 31, 2008 and the 13 weeks ended May 1, 2008

	Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	Thousands
Balance at January 25, 2007	37,406	$18,703	$250,113	$546,741	$815,557
Cumulative effect of accounting change				(526)	(526)
Net income				96,201	96,201
Dividends ($0.56 per share)				(21,183)	(21,183)
Stock contributions to employee retirement plan	278	139	13,296		13,435
Stock options exercised	850	425	19,268		19,693
Stock awards, net of forfeitures and tax withholdings	144	72	(5,556)		(5,484)
Stock-based compensation expense			19,926		19,926
Tax benefit related to stock awards and stock options, net			10,094		10,094
Repurchase of common stock	(2,474)	(1,237)	(18,756)	(99,795)	(119,788)

Balance at January 31, 2008	36,204	18,102	288,385	521,438	827,925

Net income				23,539	23,539
Dividends ($0.14 per share)				(5,117)	(5,117)
Stock contributions to employee retirement plan	230	115	10,313		10,428
Stock options exercised	27	13	580		593
Stock awards, net of forfeitures and tax withholdings	266	133	(2,037)		(1,904)
Stock-based compensation expense			2,826		2,826
Tax benefit related to stock awards and stock options, net			1,013		1,013
Repurchase of common stock	(1,000)	(500)	(7,965)	(30,795)	(39,260)

Balance at May 1, 2008	35,727	$17,863	$293,115	$509,065	$820,043

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 31, 2008, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended May 1, 2008 and April 26, 2007 are unaudited. The condensed consolidated balance sheet as of January 31, 2008, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 31, 2008. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim condensed consolidated financial statements should be read together with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

2.	New Accounting Pronouncements

In the first quarter of fiscal 2009, the Company adopted certain of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value, and expands disclosure requirements for fair value measurements. Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-b, Effective Date of FASB No 157, issued in December 2007, delays the effective date of SFAS No. 157 to annual reporting periods beginning after November 15, 2008 (the Company’s fiscal 2010) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Prepaid expenses and other current assets include participant-directed investments, primarily in money market and mutual funds, which are designated to fund the Company’s non-qualified deferred compensation plan, and which are recorded at fair value based on quoted market prices on a recurring basis. The Company determined that these investments, with a fair value of $9.9 million as of May 1, 2008, are defined as Level 1 in the fair value hierarchy because their fair value is based on quoted prices in active markets for identical assets. The Company has no Level 2 or Level 3 assets.

In April 2008 the FASB issued FSP No. FAS 142-3, Determining the Useful Life of Intangible Assets, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010). The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on the Company’s consolidated financial statements.

3.	Acquisitions

In the first quarter of fiscal 2009, the Company purchased the assets of five retail pharmacies. These acquisitions increased the Company’s portfolio of smaller retail pharmacies, many of which are close to the point of care, such as hospitals, clinics and medical office buildings. Three of the acquired stores are located in California, one is in Hawaii, and one is in Nevada. The Company allocated the $2.6 million total acquisition cost to pharmacy prescription files ($1.1 million), inventory ($1.0 million), property and equipment ($0.4 million) and other assets ($0.1 million). The results of operations of the acquired locations are included in the Company’s consolidated financial statements within the retail drug store segment as of their various acquisition dates. The pro forma effects of these acquisitions on the Company’s consolidated financial statements for periods prior to the acquisitions are not significant, either individually or in the aggregate.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Earnings Per Share

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

	13 weeks ended
	May 1, 2008	April 26, 2007
	Thousands
Basic weighted average number of shares outstanding	35,756	37,321
Effect of dilution from:
Stock options	476	772
Restricted stock awards	210	205

Diluted weighted average number of shares outstanding	36,442	38,298

The computation of diluted earnings per share excluded 0.2 million and 0.1 million stock option shares for the 13 weeks ended May 1, 2008, and April 26, 2007, respectively, because their inclusion would have been anti-dilutive.

5.	Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $208.4 million as of May 1, 2008, $204.9 million as of January 31, 2008 and $198.9 million as of April 26, 2007. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	Goodwill and Intangible Assets

All of the Company’s goodwill, pharmacy prescription files and non-compete agreements are included in the retail drug store segment. Insurance licenses are included in the pharmacy benefit services segment.

The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			Thousands
As of May 1, 2008:
Intangible assets subject to amortization:
Pharmacy prescription files	3-5 years	$28,915	$(7,893)	$21,022
Non-compete agreements and other	5 years	735	(139)	596

Total		29,650	(8,032)	21,618
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,577	—	5,577
Insurance licenses	N/A	4,875	—	4,875

Total		10,452	—	10,452

Total intangible assets, net		$40,102	$(8,032)	$32,070

As of January 31, 2008:
Intangible assets subject to amortization:
Pharmacy prescription files	5 years	$27,811	$(6,457)	$21,354
Non-compete agreements and other	5 years	675	(103)	572

Total		28,486	(6,560)	21,926
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,445	—	5,445
Insurance licenses	N/A	4,869	—	4,869

Total		10,314	—	10,314

Total intangible assets, net		$38,800	$(6,560)	$32,240

Amortization expense for intangible assets with finite useful lives was $1.5 million and $0.8 million for the 13-week periods ended May 1, 2008 and April 26, 2007, respectively. Estimated future annual amortization expense of these intangibles is as follows (in thousands):

Fiscal year ending:
2009 (remainder of year)	$4,363
2010	5,617
2011	5,568
2012	4,510
2013	1,531
Thereafter	29

Total	$21,618

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Debt

Debt consisted of the following:

	May 1, 2008	January 31, 2008	April 26, 2007
		Thousands
Revolving line of credit, variable interest (weighted average rate of 4.04% as of May 1, 2008), expires January 2012	$184,000	$167,000	$62,000
Private placement notes, fixed interest rates ranging from 6.19% to 6.71%, mature at various dates through 2014	50,363	53,091	57,091

Total debt	234,363	220,091	119,091
Less current maturities	36,727	36,727	6,727

Long-term portion	$197,636	$183,364	$112,364

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of May 1, 2008, the Company was in compliance with the restrictions and limitations included in these provisions.

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

During fiscal 2007, the Company completed a self-audit of certain of its California drug stores located in three counties that was initiated at the request of the State of California, Division of Labor Standards Enforcement (“DLSE”). The audit related to compliance with California law relating to meal period requirements. The Company made compensatory payments resulting from this audit, which were not material, during fiscal 2007. The DLSE also requested that the Company conduct an audit related to meal period compliance for all of its California drug stores. The Company has agreed to a state-wide audit covering the three-year period from June 1, 2004, through June 1, 2007. At this time the Company cannot reasonably estimate the amount of possible payments that might be required as a result of an additional audit, if any.

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

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Segment Information

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, health and beauty products, photo and photo processing, and food and beverage items. As of May 1, 2008, the retail drug store segment operated 516 retail stores in the western United States, primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

The pharmacy benefit services segment, operated through the Company’s subsidiary, RxAmerica L.L.C., provides pharmacy benefit management services whereby RxAmerica contracts with third-party health plans, retail pharmacies and drug manufacturers to provide a range of services, including pharmacy benefit plan design and implementation, claims administration and formulary management. In addition, the pharmacy benefit services segment operates prescription drug plans under Medicare Part D as established by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The following tables summarize significant financial information by segment:

	For the 13 weeks ended
	May 1, 2008	April 26, 2007
	Thousands
Revenues:
Retail Drug Stores	$1,219,645	$1,185,011
Pharmacy Benefit Services	187,336	111,999

Consolidated Totals	$1,406,981	$1,297,010

Operating Income:
Retail Drug Stores	$35,011	$23,396
Pharmacy Benefit Services	4,526	4,574

Consolidated Totals	$39,537	$27,970

	May 1, 2008	January 31, 2008	April 26, 2007
	Thousands
Total Assets:
Retail Drug Stores	$1,620,327	$1,668,948	$1,575,024
Pharmacy Benefit Services	256,952	304,502	202,039
Inter-segment Eliminations	(82,144)	(126,734)	(80,734)

Consolidated Totals	$1,795,135	$1,846,716	$1,696,329

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consolidated total revenues include the following product and service types:

	For the 13 weeks ended
	May 1, 2008	April 26, 2007
	Thousands
Pharmacy sales	$639,086	$620,522
Front-end sales	580,559	564,489
Prescription drug plan revenues	167,117	96,558
Pharmacy benefit management revenues	20,219	15,441

Consolidated total revenues	$1,406,981	$1,297,010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and the related notes. This discussion contains forward-looking statements relating to, among other things, matters set forth under “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the following discussion, under “Cautionary Statement Regarding Forward-Looking Statements” and under “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2008 and elsewhere in this Form 10-Q.

OVERVIEW

Longs Drug Stores Corporation is one of the most recognized retail drug store chains on the West Coast and in Hawaii. Over the past seventy years we have grown our operations to 516 stores as of May 1, 2008. We provide expert pharmacy services and a wide assortment of merchandise focusing on health, wellness, beauty and convenience.

We also provide pharmacy benefit services, including pharmacy benefit management and Medicare beneficiary prescription drug plans, through our wholly-owned subsidiary, RxAmerica L.L.C. RxAmerica has contracted with the federal Centers for Medicare and Medicaid Services (“CMS”) to be a prescription drug plan sponsor in all 50 states and the District of Columbia and will serve approximately 450,000 Medicare beneficiaries this plan year.

Our first quarter fiscal 2009 financial results reflect the progress we have made on our initiatives to make Longs a stronger competitor and more profitable company. Our significant progress on our initiatives to improve the efficiency and productivity of our retail operations enabled us to increase our earnings and improve our retail operating margin, while managing increased growth and structural changes in the industry, and remain competitive in a difficult economic environment. We continue to pursue additional opportunities to improve the profitability of our core retail business by realigning and upgrading our store base, increasing our self-distribution of front-end merchandise, installing supply chain and other technology and improving our operations. Our consolidated results also reflect the continued growth of our pharmacy benefit services segment.

RESULTS OF OPERATIONS

Revenues

	For the 13 weeks ended
	May 1, 2008	April 27, 2007
	Dollars in thousands
Retail drug store sales:
Pharmacy sales	$639,086	$620,522
Front-end sales	580,559	564,489

Total	1,219,645	1,185,011

Pharmacy benefit services revenues:
Prescription drug plan revenues	167,117	96,558
Pharmacy benefit management revenues	20,219	15,441

Total	187,336	111,999

Total revenues	$1,406,981	$1,297,010

Retail drug store sales:
Total sales growth over previous year	2.9%	4.4%
Same-store sales growth	1.0%	2.0%
Pharmacy sales growth	3.0%	6.2%
Same-store pharmacy sales growth	0.5%	2.9%
Pharmacy as a % of total retail drug store sales	52.4%	52.4%
% of pharmacy sales covered by third party health plans	94.4%	95.0%
Front-end sales growth	2.8%	2.5%
Same-store front-end sales growth	1.5%	1.1%
Front-end as a % of total retail drug store sales	47.6%	47.6%
Pharmacy benefit services revenues:
Prescription drug plan revenue growth over previous year	73.1%	17.3%
Pharmacy benefit management revenue growth over previous year	30.9%	39.3%

Retail Drug Store Sales

Retail drug store sales were $1.22 billion, a 2.9% increase over the first quarter of fiscal 2008, with same-store sales increasing 1.0%. Growth in the number of stores also contributed to total retail drug store sales growth.

Pharmacy sales increased 3.0% in the first quarter of fiscal 2009 over the first quarter of fiscal 2008, with same-store pharmacy sales increasing 0.5%. The increase in same-store pharmacy sales was primarily due to continued increases in average prescription prices, mitigated in part by the increased utilization of lower-priced generic drugs. We estimate that generic utilization negatively impacted our same-store pharmacy sales by approximately 4.9 to 5.1 percentage points in the first quarter of fiscal 2009 compared with 5.1 to 5.3 percentage points for the same period a year ago. We expect that generic utilization will continue to significantly impact our pharmacy sales through the second quarter of fiscal 2009, then have a reduced effect in the second half of the year as the rate of new generic introductions declines and we begin to cycle some of last year’s introductions. The switch of the allergy drug Zyrtec to over-the-counter status in March of this year and a mild conclusion to the cold and flu season also unfavorably impacted pharmacy same-store sales in the first quarter of fiscal 2009.

Front-end sales increased 2.8% in the first quarter of fiscal 2009 from the same quarter last year, with same-store front-end sales increasing 1.5%. The increase was primarily due to the performance of our core categories of health, wellness, beauty and convenience as a result of our ongoing merchandise strategy. These categories now represent over 90% of our front-end sales.

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

Pharmacy Benefit Services Revenues

Pharmacy benefit services revenues were $187.3 million in the first quarter of fiscal 2009, a 67.3% increase over the first quarter of fiscal 2008. Pharmacy benefit management revenues increased 30.9% to $20.2 million in the first quarter of fiscal 2009 due to growth in our existing client base and the addition of new clients. Prescription drug plan revenues increased 73.1% to $167.1 million in the first quarter of fiscal 2009 primarily due to growth in the number of Medicare beneficiaries served to 450,000 in this plan year, almost double the number served in the first quarter of fiscal 2008. Prescription drug plan revenues include fixed monthly premiums paid by beneficiaries and CMS, as well as a CMS risk share component. The fixed monthly premiums are recognized on a straight-line basis over the coverage period. The risk share component is variable, depending on drug costs, and can cause revenues to fluctuate from period to period.

Gross Profit

	For the 13 weeks ended
	May 1, 2008	April 26, 2007
Retail drug store gross profit (thousands)	$325,168	$303,952
Retail drug store gross profit margin	26.7%	25.6%
LIFO provision (thousands)	$3,500	$3,000
Prescription drug plan gross profit (thousands)	$4,028	$4,062
Prescription drug plan gross margin	2.4%	4.2%

Retail Drug Stores

Retail drug store gross profit was 26.7% of retail drug store sales in the first quarter of fiscal 2009, compared with 25.6% in the first quarter of fiscal 2008. The increase was primarily due to increased utilization of generic drugs, which have higher gross profit margins than brand-name drugs, increased self-distribution of front-end merchandise and improved inventory management.

Our LIFO provision, which is included in the cost of retail drug store sales, was $3.5 million and $3.0 million in the first quarter of fiscal 2009 and fiscal 2008, respectively. The increase was primarily due to higher net inflation compared with last year, especially on front-end merchandise. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan benefit costs relate only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Prescription drug plan gross profit was 2.4% of prescription drug plan revenues in the first quarter of fiscal 2008, compared with 4.2% in the same period last year. The decrease was primarily due to more competitive bidding for the calendar 2008 plan year. We expect to serve approximately 450,000 Medicare beneficiaries during the 2008 plan year, which is almost double the number served last year, and we expect our revenues and operating income to increase from the additional business. However, due to margin compression associated with our bids to increase enrollment, we expect our gross profit and operating margins will be lower in fiscal 2009 than last year.

As a result of the Medicare Part D benefit design, the Company incurs a disproportionate amount of prescription drug plan benefit costs early in the contract year. For example, as of January 1, 2008, for most of its plans the Company is responsible for approximately 67% of a Medicare beneficiary’s drug costs up to $2,510, while the beneficiary is responsible for 100% of their drug costs from $2,510 up to $5,726. The Company is responsible for 15% of a beneficiary’s drug costs above $5,726. As a result of this program design, we expect prescription drug plan gross profit to be greater in the second half of our fiscal year as compared with the first half of the year.

Operating and Administrative Expenses

Operating and administrative expenses were $309.7 million, or 22.0% of revenues in the first quarter of fiscal 2009 compared with $286.3 million, or 22.1% of revenues in the first quarter of fiscal 2008. The decrease in the expense rate reflects increased leverage on higher revenues.

Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments of $0.2 million and $9.2 million in the first quarter of fiscal 2009 and 2008, respectively, primarily includes lease-related costs, net of estimated sublease income, related to the disposition of seven stores in California initiated in fiscal 2008. Five of the store locations have been sold or sub-leased and the remaining two are being actively marketed. Additional charges or gains related to this disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future charges and gains related to this disposition are subject to significant uncertainty including the variability in future vacancy periods and sublease income. Costs related to the disposition of 23 stores in Washington, Oregon and Colorado are included in discontinued operations. See “Discontinued Operations” below for further information.

Net Interest Expense

Net interest expense was $2.5 million in the first quarter of fiscal 2009 compared with $1.5 million in the comparable period last year due to higher average borrowings.

Income Taxes

Our effective income tax rate was 37.6% and 39.5% in first quarter of fiscal 2009 and 2008, respectively. We expect that our effective income tax rate for the full 2009 fiscal year will be approximately 38%.

Discontinued Operations

In fiscal 2008, we closed all of the 23 stores located in Washington, Oregon and Colorado pursuant to a plan approved by the Company’s board of directors. These stores are reported in discontinued operations in the Company’s statements of consolidated income in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

During the first quarter of fiscal 2009, we recorded after-tax income from discontinued operations of $0.5 million, compared with an after-tax loss from discontinued operations of $3.0 million for the first quarter of last year. Results from discontinued operations for the first quarter of fiscal 2009 primarily included adjustments to our reserve for closed stores as a result of changes to our estimates and assumptions regarding the disposition of closed store locations. During the first quarter of fiscal 2008, we incurred pre-tax costs of $6.3 million for lease-related costs net of estimated sublease rental income and $2.6 million for employee severance, offset by pre-tax gains of $7.8 million on the sale of store properties and related assets, related to the 23 stores located in Washington, Oregon and Colorado. Net operating losses related to these stores for the 13 weeks ended April 26, 2007, were $3.9 million pre-tax, for a total net loss from discontinued operations of $5.0 million pre-tax ($3.0 million after tax).

Twenty of the store locations reported in discontinued operations have been sold or sub-leased and the remainder are being actively marketed. Additional charges or gains related to this disposition of stores may be incurred as a result of sales of property or changes to management’s current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future transactions and charges related to this disposition are subject to significant uncertainty including the variability in future vacancy periods, sublease income and the timing of property sales.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured $400 million revolving line of credit with a syndication of banks, which expires in January 2012 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of May 1, 2008, borrowings of $184 million with a weighted average interest rate of 4.04% were outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of May 1, 2008, we had $50.4 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 6.19% to 6.71%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $36.7 million as of May 1, 2008 constitute regularly scheduled principal payments due in the next twelve months, the majority of which will be paid in the third quarter of fiscal 2009.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could result in higher interest costs and potentially accelerated repayment requirements, and could affect our liquidity. As of May 1, 2008, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and financing capacity, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash used in operating activities was $4.2 million in the first quarter of fiscal 2009, compared with net cash provided by operating activities of $21.2 million in the same period in fiscal 2008. The decrease in our net operating cash flows in fiscal 2009 from fiscal 2008 was primarily due to the calendar shift in the timing of our fiscal quarter. The first quarter of fiscal 2009 ended on May 1 versus April 26 last year, causing certain calendar-based monthly payments to fall into our first quarter this year versus our second quarter last year.

Investing Cash Flows

Net cash used in investing activities was $30.9 million in the first quarter of fiscal 2009, compared with $33.2 million in the same period last year. We expect capital expenditures in fiscal 2009 to be between $150 million and $200 million, primarily for new store investments, remodels and improvements to existing stores, technology and supply chain improvements. During the first quarter of fiscal 2009 we opened or acquired seven new stores, including six small pharmacies and one full-service retail drug store, and closed one store. For the full fiscal year, we plan to open or relocate 20 to 30 stores and remodel up to 40 stores. In addition, in the ordinary course of business we may acquire additional stores, store-related assets including pharmacy prescription files, or other complementary businesses.

Financing Cash Flows

Net cash provided by financing activities was $46.0 million in the first quarter of fiscal 2009, compared with $9.1 million in the same period in fiscal 2008. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments, proceeds from the exercise of stock options, and Medicare Part D subsidy receipts and disbursements.

Financing cash flows include prescription drug plan disbursements covered by CMS, including reinsurance payments and low-income cost subsidies, net of amounts received from CMS for these payments. Differences between receipts and payments for these amounts depend on the timing and extent of the related claims from beneficiaries. In the first quarter of fiscal 2009, our reimbursements from CMS for these claims exceeded our disbursements by $74.5 million, compared with $14.7 million in the first quarter of fiscal 2008. The increase in CMS reimbursements was due to the growth in enrollment in our prescription drug plans, and the calendar shift in the timing of our fiscal quarter which resulted in four monthly payments received from CMS in the first quarter of fiscal 2009 versus three in the first quarter of fiscal 2008. Final settlement of the outstanding balance with CMS is made subsequent to the end of the plan year.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures, Medicare Part D subsidy receipts and disbursements, and stock repurchases. There were net borrowings of $17.0 million on our revolving line of credit during the first quarter of fiscal 2009, compared with net repayments of $3.0 million in the same period last year. We also made regularly scheduled principal payments of $2.7 million on our private placement notes in the first quarter of both fiscal 2009 and 2008. We are scheduled to make additional principal payments of $36.7 million on our private placement notes in the next twelve months, the majority of which will be paid in the third quarter of fiscal 2009.

We repurchased 1,000,000 shares of our outstanding common stock in the first quarter of fiscal 2009 at a total cost of $39.3 million. In the first quarter of fiscal 2008, we repurchased 56,000 shares at a total cost of $2.8 million. We repurchased these shares under various programs authorized by our board of directors, the most recent of which was authorized in November 2007. Under this program, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of approximately $117.1 million through February 2011. Any future repurchase of our common stock will be made in open market transactions from time-to-time depending on market conditions and the availability of funds.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid regular quarterly dividends totaling $5.1 million and $5.3 million in the first quarter of 2009 and 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which $184.0 million in borrowings were outstanding as of May 1, 2008, bears interest at LIBOR-based rates, and therefore, an increase in interest rates could increase our interest expense. A 10% change in interest rates (40 basis points on our floating-rate debt as of May 1, 2008) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt. We do not currently undertake any specific actions to cover our exposure to interest rate risk, and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

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

As of May 1, 2008, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

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

During fiscal 2007, we completed a self-audit of certain of our California drug stores located in three counties that was initiated at the request of the State of California, Division of Labor Standards Enforcement (“DLSE”). The audit related to compliance with California law relating to meal period requirements. We made compensatory payments resulting from this audit, which were not material, during fiscal 2007. The DLSE also requested that we conduct an audit related to meal period compliance for all of our California drug stores. We have agreed to a state-wide audit covering a three-year period from June 1, 2004, through June 1, 2007. At this time we cannot reasonably estimate the amount of possible payments that might be required as a result of an additional audit, if any.

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

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock during the quarter ended May 1, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Apprioximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1
February 1, 2008 - February 28, 2008	—	—	—	$156.3 million
Month #2
February 29, 2008 - April 3, 2008	500,000	$40.40	500,000	$136.1 million
Month #3
April 4, 2008 - May 1, 2008	500,000	$38.06	500,000	$117.1 million

Total	1,000,000	$39.23	1,000,000

(1)	All of the shares repurchased during the quarter ended May 1, 2008 were under a November 2007 authorization by our board of directors that expires in February 2011.

Item 6.	Exhibits

(a)	EXHIBITS

Exhibit No.	Exhibit Name

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference in any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: June 4, 2008	/s/ S. F. MCCANN
(S. F. McCann)
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: June 4, 2008	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos)
Senior Vice President—Finance,
Controller and Treasurer
(Principal Accounting Officer)