Form 10-Q
period 2008-07-31
LONGS DRUG STORES CORP
filed 2008-08-27
CIK 764762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2008

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

There were 36,007,597 shares of common stock, $.50 par value per share, outstanding as of August 14, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, the timing and completion of our pending acquisition by CVS Caremark Corporation; our strategic initiatives; supply chain changes; Medicare prescription drug benefits; development of our pharmacy benefit services segment; merchandise and marketing efforts; operational improvements; safety improvements and workers’ compensation claims and costs; labor scheduling and forecasting; the number of store openings, closures and remodels; revenues; pharmacy reimbursements; gross profits and margin; operating and administrative expenses; depreciation and amortization; liquidity and cash requirements; level of capital expenditures; share repurchases; dividends; effective tax rates; contractual obligations; the effect of new accounting pronouncements; and factors affecting front-end sales in fiscal 2009 and are indicated by words or phrases such as “continuing,” “expects,” “estimates,” “believes,” “plans,” “anticipates,” “will” and other similar words or phrases.

These forward-looking statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual events and results to vary materially from those included in or contemplated by forward-looking statements we make. These risks and uncertainties include, but are not limited to, those set forth below:

•

The ability of CVS Caremark Corporation to complete the transactions contemplated by our merger agreement with CVS, including, among others, CVS’ tender offer for all of our outstanding shares, and our ability to satisfy the other conditions in such agreement;

•	The impact of the announcement and pending completion of the tender offer and merger on our business generally, including relationships with customers, suppliers, landlords and employees;

•	Restrictions on the conduct of our business prior to completion of the tender offer and merger;

•	Changes in economic conditions, including economic growth, unemployment levels, consumer preferences and purchasing power and spending patterns generally;

•	The impact of rising gasoline prices and mortgage payments on economic conditions and consumer spending;

•

The impact of state and federal budget deficits on government healthcare spending and on general economic conditions, and in particular the State of California’s state budget deficit and its 10% across-the-board cut to most California government funded programs, including reimbursement rates paid to pharmacies under Medi-Cal;

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

•	The growth of mail order pharmacies and changes in some third-party health plans requiring mail order fulfillment of certain medications;

•	Continued good relationships with our employees;

•	Interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms;

•	Our relationships with our suppliers, especially AmerisourceBergen Drug Corporation;

•	Our ability to hire and retain pharmacists and other store and management personnel;

•	The availability and cost of real estate for new stores;

•	The impact of pending or future litigation or regulatory proceedings, including the audit of meal period compliance in all California stores;

•	The effectiveness of workers’ compensation reform efforts, especially in California, and the effect of potential further changes to California’s workers’ compensation laws;

•	Changes in state or federal legislation or regulations affecting our businesses;

•	Our ability to make and integrate acquisitions;

•	Changes to accounting policies and practices or internal controls; and

•	Other factors discussed in our Annual Report on Form 10-K under “Risk Factors” and elsewhere or in any of our other SEC filings.

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

We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (unaudited)

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2008	July 26, 2007	July 31, 2008	July 26, 2007
	Thousands Except Per Share Amounts
Revenues:
Retail drug store sales	$1,201,468	$1,195,591	$2,421,113	$2,380,602
Pharmacy benefit services revenues	131,269	78,958	318,605	190,957

Total revenues	1,332,737	1,274,549	2,739,718	2,571,559

Costs and expenses:
Cost of retail drug store sales	881,268	881,118	1,775,745	1,762,177
Prescription drug plan benefit costs	96,500	54,174	259,589	146,670
Operating and administrative expenses	307,388	295,030	617,049	581,300
Legal settlements and other disputes, net	500	(431)	500	(431)
Provision for store closures and asset impairments, net	599	371	816	9,586

Operating income	46,482	44,287	86,019	72,257
Interest expense	2,786	1,772	5,572	3,448
Interest income	(178)	(282)	(433)	(478)

Income from continuing operations before income taxes	43,874	42,797	80,880	69,287
Income taxes	16,377	17,059	30,300	27,523

Income from continuing operations	27,497	25,738	50,580	41,764
Income (loss) from discontinued operations, net of tax	—	869	456	(2,119)

Net income	$27,497	$26,607	$51,036	$39,645

Earnings per common share:
Basic:
Income from continuing operations	$0.78	$0.69	$1.42	$1.11
Income (loss) from discontinued operations	—	0.02	0.02	(0.05)

Net income	0.78	0.71	1.44	1.06

Diluted:
Income from continuing operations	$0.76	$0.67	$1.40	$1.09
Income (loss) from discontinued operations	—	0.02	0.01	(0.06)

Net income	0.76	0.69	1.41	1.03

Dividends per common share	$0.14	$0.14	$0.28	$0.28
Weighted average number of shares outstanding:
Basic	35,350	37,417	35,553	37,469
Diluted	36,062	38,326	36,252	38,412

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	July 31, 2008	January 31, 2008	July 26, 2007
	Thousands Except Share Information
Assets
Current Assets:
Cash and cash equivalents	$26,867	$27,019	$24,463
Accounts receivable, net	433,828	334,972	301,157
Merchandise inventories, net	465,981	510,482	494,473
Deferred income taxes	62,611	64,500	59,985
Prepaid expenses and other current assets	23,823	22,043	23,280
Assets held for sale	4,173	4,173	4,177

Total current assets	1,017,283	963,189	907,535

Property:
Land	119,312	116,564	113,279
Buildings and leasehold improvements	755,504	725,930	692,893
Equipment and fixtures	645,383	628,556	612,429

Total	1,520,199	1,471,050	1,418,601
Less accumulated depreciation	752,940	715,682	704,086

Property, net	767,259	755,368	714,515

Goodwill	84,394	84,394	84,450
Intangible assets, net	32,350	32,240	25,775
Other non-current assets	11,419	11,525	5,340

Total assets	$1,912,705	$1,846,716	$1,737,615

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$261,973	$273,953	$270,740
Pharmacy benefits payable	254,273	176,829	123,475
Accrued employee compensation and benefits	104,350	120,458	120,118
Taxes payable	31,604	58,998	54,383
Other accrued expenses	64,426	63,110	66,769
Current maturities of debt	36,727	36,727	6,727

Total current liabilities	753,353	730,075	642,212

Long-term debt	205,636	183,364	123,364
Other long-term liabilities	100,228	105,352	120,229

Total liabilities	1,059,217	1,018,791	885,805

Commitments and Contingencies

Stockholders’ Equity:
Common stock: par value $0.50 per share, 120,000,000 shares authorized, 35,908,000, 36,204,000 and 37,760,000 shares outstanding	17,954	18,102	18,880
Additional capital	303,982	288,385	283,448
Retained earnings	531,552	521,438	549,482

Total stockholders’ equity	853,488	827,925	851,810

Total liabilities and stockholders’ equity	$1,912,705	$1,846,716	$1,737,615

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (unaudited)

	For the 26 weeks ended
	July 31, 2008	July 26, 2007
	Thousands
Operating Activities:
Net income	$51,036	$39,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,436	46,543
Provision for store closures and asset impairments, net	(21)	5,772
Deferred income taxes and other	(2,543)	(3,968)
Stock awards and options, net	8,793	14,162
Excess tax benefits related to stock awards and options	(1,030)	(6,570)
Common stock contribution to employee retirement plan	13,784	10,224
Changes in assets and liabilities:
Accounts receivable	(68,484)	(12,492)
Merchandise inventories	45,777	(5,403)
Other assets	(1,674)	(2,082)
Current liabilities and other	23,298	(8,044)

Net cash provided by operating activities	120,372	77,787

Investing Activities:
Capital expenditures	(61,332)	(67,059)
Acquisitions	(4,931)	(12,021)
Proceeds from dispositions of property and intangible assets	941	19,848

Net cash used in investing activities	(65,322)	(59,232)

Financing Activities:
Proceeds from revolving line of credit borrowings, net	25,000	8,000
Repayments of private placement notes and other borrowings	(2,728)	(2,727)
Repurchase of common stock	(39,260)	(29,994)
Proceeds from exercise of stock options	3,580	13,356
Dividend payments	(10,127)	(10,614)
Medicare Part D subsidy receipts (disbursements), net	(30,372)	(5,937)
Excess tax benefits related to stock awards and options	1,030	6,570
Other	(2,325)	(342)

Net cash used in financing activities	(55,202)	(21,688)

Decrease in cash and cash equivalents	(152)	(3,133)
Cash and cash equivalents at beginning of period	27,019	27,596

Cash and cash equivalents at end of period	$26,867	$24,463

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$5,348	$3,476
Cash paid for income taxes	44,663	16,402

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (unaudited)

For the 53 weeks ended January 31, 2008 and the 26 weeks ended July 31, 2008

	Common Stock		Additional Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	Thousands
Balance at January 25, 2007	37,406	$18,703	$250,113	$546,741	$815,557
Cumulative effect of accounting change				(526)	(526)
Net income				96,201	96,201
Dividends ($0.56 per share)				(21,183)	(21,183)
Stock contributions to employee retirement plan	278	139	13,296		13,435
Stock awards, net of forfeitures	144	72	(5,556)		(5,484)
Stock-based compensation expense			19,926		19,926
Stock options exercised	850	425	19,268		19,693
Tax benefit related to stock awards and stock options, net			10,094		10,094
Repurchase of common stock	(2,474)	(1,237)	(18,756)	(99,795)	(119,788)

Balance at January 31, 2008	36,204	18,102	288,385	521,438	827,925

Net income				51,036	51,036
Dividends ($0.28 per share)				(10,127)	(10,127)
Stock contributions to employee retirement plan	306	153	13,631		13,784
Stock awards, net of forfeitures	262	131	(2,374)		(2,243)
Stock-based compensation expense			7,137		7,137
Stock options exercised	136	68	3,512		3,580
Tax benefit related to stock awards and stock options, net			1,656		1,656
Repurchase of common stock	(1,000)	(500)	(7,965)	(30,795)	(39,260)

Balance at July 31, 2008	35,908	$17,954	$303,982	$531,552	$853,488

See notes to condensed consolidated financial statements.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Basis of Presentation

The accompanying interim condensed consolidated financial statements include the financial statements of Longs Drug Stores Corporation (“Longs” or the “Company”) and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in the Annual Report of the Company on Form 10-K for the fiscal year ended January 31, 2008, and reflect all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the periods presented. The condensed consolidated financial statements as of and for the periods ended July 31, 2008 and July 26, 2007 are unaudited. The condensed consolidated balance sheet as of January 31, 2008, and condensed consolidated statement of stockholders’ equity for the year then ended, presented herein, have been derived from the audited consolidated financial statements of the Company included in the Form 10-K for the fiscal year ended January 31, 2008. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The interim condensed consolidated financial statements should be read together with the financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

2. Subsequent Event/Change In Control

On August 12, 2008, the Company entered an Agreement and Plan of Merger (“Merger Agreement”) with CVS Caremark Corporation and their indirect wholly owned subsidiary, Blue MergerSub Corp. (together “CVS”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, CVS has commenced a tender offer (the “Offer”) to purchase all outstanding shares of the Company’s common stock at a price of $71.50 per share, in cash without interest (the “Offer Price”). Following the completion of the Offer, Blue MergerSub Corp. will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of CVS. At the effective time of the Merger, any remaining outstanding shares of the Company’s common stock not tendered in the Offer, other than shares owned by CVS or any direct or indirect wholly owned subsidiary of CVS or the Company, will be acquired for cash at the Offer Price.

The closing of the Offer is subject to the satisfaction or waiver of a number of customary conditions, including among others, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the holders of at least two-thirds of the outstanding shares of the Company’s common stock on a fully-diluted basis tendered such shares in the Offer. The Merger Agreement contains certain termination rights for each of CVS and the Company, and if the Merger Agreement is terminated under certain circumstances, the Company may be required to pay CVS a termination fee of $115 million and/or reimburse CVS for its out-of-pocket transaction-related expenses up to $10 million.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

3. New Accounting Pronouncements

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

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prepaid expenses and other current assets include participant-directed investments, primarily in money market and mutual funds, which are designated to fund the Company’s non-qualified deferred compensation plan, and which are recorded at fair value based on quoted market prices on a recurring basis. The Company determined that these investments, with a fair value of $9.0 million as of July 31, 2008, are defined as Level 1 in the fair value hierarchy because their fair value is based on quoted prices in active markets for identical assets. The Company has no Level 2 or Level 3 assets.

In April 2008, the FASB issued FSP No. FAS 142-3, Determining the Useful Life of Intangible Assets, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2010). The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on the Company’s consolidated financial statements.

4. Acquisitions

During the first half of fiscal 2009, the Company purchased the assets of seven retail pharmacies. These acquisitions increased the Company’s portfolio of smaller retail pharmacies, many of which are close to the point of care, such as hospitals, clinics and medical office buildings. Four of the acquired stores are located in California, two are in Hawaii, and one is in Nevada. The Company allocated the $4.7 million total acquisition cost to pharmacy prescription files ($2.7 million), inventory ($1.3 million), property and equipment ($0.6 million) and other assets ($0.1 million). The results of operations of the acquired locations are included in the Company’s consolidated financial statements within the retail drug store segment as of their various acquisition dates. The pro forma effects of these acquisitions on the Company’s consolidated financial statements for periods prior to the acquisitions are not significant, either individually or in the aggregate.

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

	13 weeks ended		26 weeks ended
	July 31, 2008	July 26, 2007	July 31, 2008	July 26, 2007
	Thousands		Thousands
Basic weighted average number of shares outstanding	35,350	37,417	35,553	37,469
Effect of dilution from:
Stock options	476	704	476	738
Restricted stock awards	236	205	223	205

Diluted weighted average number of shares outstanding	36,062	38,326	36,252	38,412

The computation of diluted earnings per share excluded 0.1 million and 0.3 million stock option shares for the 13 and 26 weeks ended July 31, 2008, respectively, and 0.1 million and 0.2 million stock option shares for the 13 and 26 weeks ended July 26, 2007, respectively, because their inclusion would have been anti-dilutive.

6. Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method. The excess of current cost over LIFO values was $212.4 million as of July 31, 2008, $204.9 million as of January 31, 2008, and $200.9 million as of July 26, 2007. LIFO costs for interim financial statements are estimated based on projected annual inflation rates, inventory levels, and merchandise mix. Actual LIFO costs are calculated during the fourth quarter of the fiscal year when final inflation rates, inventory levels and merchandise mix are determined.

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Goodwill and Intangible Assets

All of the Company’s goodwill, pharmacy prescription files and non-compete agreements are included in the retail drug store segment. Insurance licenses are included in the pharmacy benefit services segment.

The Company’s intangible assets other than goodwill include the following:

	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
			Thousands
As of July 31, 2008:
Intangible assets subject to amortization:
Pharmacy prescription files	3-10 years	$29,540	$(8,245)	$21,295
Non-compete agreements and other	4-5 years	755	(178)	577

Total		30,295	(8,423)	21,872
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,625	—	5,625
Insurance licenses	N/A	4,853	—	4,853

Total		10,478	—	10,478

Total intangible assets, net		$40,773	$(8,423)	$32,350

As of January 31, 2008:
Intangible assets subject to amortization:
Pharmacy prescription files	5 years	$27,811	$(6,457)	$21,354
Non-compete agreements and other	5 years	675	(103)	572

Total		28,486	(6,560)	21,926
Intangible assets not subject to amortization:
Beverage licenses	N/A	5,445	—	5,445
Insurance licenses	N/A	4,869	—	4,869

Total		10,314	—	10,314

Total intangible assets, net		$38,800	$(6,560)	$32,240

Amortization expense for intangible assets with finite useful lives was $3.0 million and $1.9 million for the 26-week periods ended July 31, 2008 and July 26, 2007, respectively. Estimated future annual amortization expense of these intangibles is as follows (in thousands):

Fiscal year ending:
2009 (remainder of year)	$3,033
2010	5,928
2011	5,879
2012	4,821
2013	1,812
Thereafter	399

Total	$21,872

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Debt

Debt consisted of the following:

	July 31, 2008	January 31, 2008	July 26, 2007
		Thousands
Revolving line of credit, variable interest (weighted average interest rate of 3.95% as of July 31, 2008), expires January 2012	$192,000	$167,000	$73,000
Private placement notes, fixed interest rates ranging from 6.19% to 6.71%, mature at various dates through 2014	50,363	53,091	57,091

Total debt	242,363	220,091	130,091
Less current maturities	36,727	36,727	6,727

Long-term portion	$205,636	$183,364	$123,364

The Company’s debt agreements contain customary restrictions, and the private placement notes also include various customary financial covenants. As of July 31, 2008, the Company was in compliance with the restrictions and limitations included in these provisions.

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

On August 19, 2008, a putative class action titled Steamfitters Local 449 v. Longs Drug Stores Corporation, et al., was filed in the Superior Court of the State of California for the County of Contra Costa. The complaint in the action names the Company and its directors, and CVS Caremark Corporation, as defendants, asserting that the directors breached their fiduciary duties by failing to take steps to achieve a higher price in the proposed transaction with CVS described in Note 2 and in Subsequent Events. The complaint also alleges that the directors suffer from certain conflicts of interest, and that the Company and CVS have aided and abetted in the directors’ alleged breach of duty. The complaint seeks injunctive relief, including an order prohibiting the Company from proceeding with the CVS transaction until it adopts and implements procedures to obtain the highest possible price. The Company believes the action is without merit and plans to defend the case vigorously. There can be no assurance that the Company will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

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

Pharmacy is the cornerstone of the retail drug store segment, complemented by such core front-end categories as cosmetics, over-the-counter medications, health and beauty products, photo and photo processing, and food and beverage items. As of July 31, 2008, the retail drug store segment operated 521 retail stores in the western United States, primarily under the names Longs, Longs Drugs, Longs Drug Stores and Longs Pharmacy. The retail drug store segment also operates a mail order pharmacy business.

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

The following tables summarize significant financial information by segment:

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2008	July 26, 2007	July 31, 2008	July 26, 2007
	Thousands		Thousands
Revenues:
Retail Drug Stores	$1,201,468	$1,195,591	$2,421,113	$2,380,602
Pharmacy Benefit Services	131,269	78,958	318,605	190,957

Consolidated Totals	$1,332,737	$1,274,549	$2,739,718	$2,571,559

Operating Income:
Retail Drug Stores	$31,580	$33,429	$66,591	$56,825
Pharmacy Benefit Services	14,902	10,858	19,428	15,432

Consolidated Totals	$46,482	$44,287	$86,019	$72,257

LONGS DRUG STORES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	July 31, 2008	January 31, 2008	July 26, 2007
		Thousands
Total Assets:
Retail Drug Stores	$1,628,030	$1,668,948	$1,598,812
Pharmacy Benefit Services	334,719	304,502	212,537
Inter-segment Eliminations	(50,044)	(126,734)	(73,734)

Consolidated Totals	$1,912,705	$1,846,716	$1,737,615

Consolidated total revenues include the following product and service types:

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2008	July 26, 2007	July 31, 2008	July 26, 2007
	Thousands		Thousands
Pharmacy sales	$620,009	$613,761	$1,259,095	$1,234,283
Front-end sales	581,459	581,830	1,162,018	1,146,319
Prescription drug plan revenues	110,873	65,670	277,990	162,228
Pharmacy benefit management revenues	20,396	13,288	40,615	28,729

Consolidated total revenues	$1,332,737	$1,274,549	$2,739,718	$2,571,559

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Longs Drug Stores Corporation is one of the most recognized retail drug store chains on the West Coast and in Hawaii. Over the past seventy years we have grown our operations to 521 stores as of July 31, 2008. We provide expert pharmacy services and a wide assortment of merchandise focusing on health, wellness, beauty and convenience.

We also provide pharmacy benefit services, including pharmacy benefit management and Medicare beneficiary prescription drug plans, through our wholly-owned subsidiary, RxAmerica L.L.C. RxAmerica has contracted with the federal Centers for Medicare and Medicaid Services (“CMS”) to be a prescription drug plan sponsor in all 50 states and the District of Columbia.

Our financial results for the first half of fiscal 2009 reflect the progress we have made on our initiatives to make Longs a stronger competitor and more profitable company. Our significant progress on our initiatives to improve the efficiency and productivity of our retail operations enabled us to increase our earnings and improve our retail operating margin, while managing increased growth and structural changes in the industry, and remain competitive in a difficult economic environment. We continue to pursue additional opportunities to improve the profitability of our core retail business by realigning and upgrading our store base, increasing our self-distribution of front-end merchandise, installing supply chain and other technology and improving our operations. Our consolidated results also reflect the continued growth of our pharmacy benefit services segment.

Subsequent Events

On August 12, 2008, we entered an Agreement and Plan of Merger (“Merger Agreement”) with CVS Caremark Corporation and their indirect wholly owned subsidiary, Blue MergerSub Corp. (together “CVS”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, CVS has commenced a tender offer (the “Offer”) to purchase all outstanding shares of our common stock at a price of $71.50 per share, in cash without interest (the “Offer Price”). Following the completion of the Offer, Blue MergerSub Corp. will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of CVS. At the effective time of the Merger, any remaining outstanding shares of our common stock not tendered in the Offer, other than shares owned by CVS or any direct or indirect wholly owned subsidiary of CVS or us, will be acquired for cash at the Offer Price.

The closing of the Offer is subject to the satisfaction or waiver of a number of customary conditions, including among others, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the holders of at least two-thirds of the outstanding shares of our common stock on a fully-diluted basis tendered such shares in the Offer. The Merger Agreement contains certain termination rights for each of CVS and us, and if the Merger Agreement is terminated under certain circumstances, we may be required to pay CVS a termination fee of $115 million and/or reimburse CVS for its out-of-pocket transaction-related expenses up to $10 million.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Revenues

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2008	July 26, 2007	July 31, 2008	July 26, 2007
	Dollars in thousands
Retail drug store sales:
Pharmacy sales	$620,009	$613,761	$1,259,095	$1,234,283
Front-end sales	581,459	581,830	1,162,018	1,146,319

Total	$1,201,468	$1,195,591	$2,421,113	$2,380,602

Pharmacy benefit services revenues:
Prescription drug plan revenues	$110,873	$65,670	$277,990	$162,228
Pharmacy benefit management revenues	20,396	13,288	40,615	28,729

Total	$131,269	$78,958	$318,605	$190,957

Total revenues	$1,332,737	$1,274,549	$2,739,718	$2,571,559

Retail drug store sales:
Total sales growth over previous year	0.5%	2.9%	1.7%	3.6%
Same-store sales growth (decline)	(1.1)%	1.0%	(0.1)%	1.5%

Pharmacy sales growth	1.0%	5.2%	2.0%	5.7%
Same-store pharmacy sales growth (decline)	(0.6)%	1.8%	0.0%	2.4%
Pharmacy as a % of total retail drug store sales	51.6%	51.3%	52.0%	51.8%
% of pharmacy sales covered by third party health plans	94.5%	94.8%	94.5%	94.9%

Front-end sales growth (decline)	(0.1)%	0.6%	1.4%	1.5%
Same-store front-end sales growth (decline)	(1.6)%	0.3%	(0.1)%	0.7%
Front-end as a % of total retail drug store sales	48.4%	48.7%	48.0%	48.2%

Pharmacy benefit services revenues:
Prescription drug plan revenue growth (decline) over previous year	68.8%	(4.5)%	71.4%	7.4%
Pharmacy benefit management revenue growth over previous year	53.5%	102.0%	41.4%	62.7%

Thirteen Weeks Ended July 31, 2008 versus Thirteen Weeks Ended July 26, 2007

Retail Drug Store Sales

Retail drug store sales were $1.20 billion, a 0.5% increase over the second quarter of fiscal 2008, with same-store sales decreasing 1.1%.

Pharmacy sales increased 1.0% in the second quarter of fiscal 2009 over the second quarter of fiscal 2008, with same-store pharmacy sales decreasing 0.6%. We estimate that generic utilization unfavorably impacted our same-store pharmacy sales by approximately 2.8 to 3.0 percentage points in the second quarter of fiscal 2009. We expect that generic utilization will have a reduced effect in the second half of fiscal 2009 as the rate of new generic introductions declines and we begin to cycle some of last year’s introductions. In addition, a reduction in cold, flu and allergy prescriptions, primarily due to the impact of the switch of the prescription allergy medicine Zyrtec to over-the-counter status, unfavorably impacted our same-store pharmacy sales by approximately 1.4 to 1.6 percentage points in the second quarter of fiscal 2009. The decrease in same-store pharmacy sales was mitigated in part by continued increases in average prescription prices.

Front-end sales decreased 0.1% in the second quarter of fiscal 2009 from the same quarter last year, with same-store front-end sales decreasing 1.6%. Our front-end sales performance is affected by overall economic conditions, including growth and unemployment, especially in California, our primary market. We expect these factors to contribute to a difficult sales environment in the short term. Longer term, we expect our front-end sales to increase as a result of growth in the number of our stores and our continued efforts to expand and enhance our assortments of merchandise in our core categories of health, wellness, beauty and convenience, which now represent over 90% of our front-end sales.

Pharmacy Benefit Services Revenues

Pharmacy benefit services revenues were $131.3 million in the second quarter of fiscal 2009, a 66.3% increase over the second quarter of fiscal 2008. Prescription drug plan revenues increased 68.8% to $110.9 million in the second quarter of fiscal 2009 primarily due to growth in the number of Medicare beneficiaries served to over 450,000 in this plan year, almost double the number served in the second quarter of fiscal 2008. Prescription drug plan revenues include fixed monthly premiums paid by beneficiaries and CMS, as well as a CMS risk share component. The fixed monthly premiums are recognized on a straight-line basis over the coverage period. The risk share component is variable, depending on drug costs, and can cause revenues to fluctuate from period to period. Pharmacy benefit management revenues increased 53.5% to $20.4 million in the second quarter of fiscal 2009 due to growth in our existing client base and the addition of new clients.

Twenty-Six Weeks Ended July 31, 2008 versus Twenty-Six Weeks Ended July 26, 2007

Retail Drug Store Sales

Retail drug store sales were $2.42 billion, a 1.7% increase over the first half of fiscal 2008, primarily due to new store growth, with same-store sales decreasing 0.1%.

Pharmacy sales increased 2.0% in the first half of fiscal 2009 over the first half of fiscal 2008, with same-store pharmacy sales remaining flat with last year. Same-store pharmacy sales were favorably impacted by continued increases in average prescription prices, which increased due to pharmaceutical cost inflation and the continued introduction and utilization of newer and more expensive drugs. These increases were offset by increased generic utilization and a reduction in cold, flu and allergy prescriptions, primarily due to the impact of the switch of the prescription allergy medicine Zyrtec to over-the-counter status, which unfavorably impacted our same-store pharmacy sales by approximately 1.1 to 1.3 percentage points in the first half of fiscal 2009.

Front-end sales increased 1.4% in the first half of fiscal 2009 from the first half of last year, with same-store front-end sales decreasing 0.1% due to overall economic conditions, partially mitigated by our ongoing merchandise strategy focusing on our core categories.

Pharmacy Benefit Services Revenues

Pharmacy benefit services revenues were $318.6 million in the first half of fiscal 2009, a 66.8% increase over the first half of fiscal 2008. Prescription drug plan revenues increased 71.4% to $278.0 million in the first half of fiscal 2009 primarily due to growth in the number of Medicare beneficiaries served to more than 450,000 in this plan year, almost double the number served in fiscal 2008. Pharmacy benefit management revenues increased 41.4% to $40.6 million in the first half of fiscal 2009 due to growth in our existing client base and the addition of new clients.

Gross Profit

	For the 13 weeks ended		For the 26 weeks ended
	July 31, 2008	July 26, 2007	July 31, 2008	July 26, 2007
Retail drug store gross profit (thousands)	$320,200	$314,473	$645,568	$618,425
Retail drug store gross profit margin	26.7%	26.3%	26.7%	26.0%
LIFO provision (thousands)	$4,000	$2,000	$7,500	$5,000

Prescription drug plan gross profit (thousands)	$14,373	$11,496	$18,401	$15,558
Prescription drug plan gross margin	13.0%	17.5%	6.6%	9.6%

Thirteen Weeks Ended July 31, 2008 versus Thirteen Weeks Ended July 26, 2007

Retail Drug Stores

Retail drug store gross profit was 26.7% of retail drug store sales in the second quarter of fiscal 2009, compared with 26.3% in the second quarter of fiscal 2008. The increase was primarily due to higher generic utilization and improved inventory management, partially offset by changes in the sales mix reflecting increasing price sensitivity among consumers.

Our LIFO provision, which is included in the cost of retail drug store sales, was $4.0 million and $2.0 million in the second quarter of fiscal 2009 and fiscal 2008, respectively. The increase was primarily due to higher net inflation compared with last year, especially on front-end merchandise. The LIFO provision fluctuates with inflation rates, inventory levels and merchandise mix. We estimate LIFO costs for interim financial statements based on projected annual inflation rates, inventory levels and merchandise mix. We calculate actual LIFO costs during the fourth quarter of the fiscal year when we determine final inflation rates, inventory levels and merchandise mix.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan benefit costs relate only to prescription drug plan revenues. Revenues generated from pharmacy benefit management services are reported net of reimbursements to participating pharmacies.

Prescription drug plan gross profit was 13.0% of prescription drug plan revenues in the second quarter of fiscal 2009, compared with 17.5% in the same period last year. The decrease was primarily due to more competitive bidding for the calendar 2008 plan year. We expect to serve approximately 450,000 Medicare beneficiaries during the 2008 plan year, which is almost double the number served last year, and we expect our revenues and operating income to increase from the additional business. However, due to margin compression associated with our bids to increase enrollment, we expect our gross profit and operating margins will be lower in fiscal 2009 than last year.

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

Twenty-Six Weeks Ended July 31, 2008 versus Twenty-Six Weeks Ended July 26, 2007

Retail Drug Stores

Retail drug store gross profit was 26.7% of retail drug store sales in the first half of fiscal 2009, compared with 26.0% in the same period last year. The increase was primarily due to higher generic utilization and improved inventory management, partially offset by changes in the sales mix reflecting increasing price sensitivity among consumers.

Our LIFO provision, which is included in the cost of retail drug store sales, was $7.5 million and $5.0 million in the first half of fiscal 2009 and fiscal 2008, respectively. The increase was primarily due to higher net inflation compared with last year, especially on front-end merchandise.

Prescription Drug Plans (Pharmacy Benefit Services Segment)

Prescription drug plan gross profit was 6.6% of prescription drug plan revenues in the first half of fiscal 2009, compared with 9.6% in the same period last year. The decrease was primarily due to more competitive bidding by prescription drug plan sponsors in the second year of the Medicare prescription drug benefit resulting in lower premiums as we expanded our prescription drug plans to all 50 states.

Operating and Administrative Expenses

Operating and administrative expenses were $307.4 million, or 23.1% of revenues, and $617.0 million, or 22.5% of revenues, in the second quarter and first half of fiscal 2009, respectively, compared with $295.0 million, or 23.1% of revenues, and $581.3 million, or 22.6% of revenues, in the second quarter and first half of fiscal 2008, respectively. The flat expense rate compared with last year reflects increased leverage on higher revenues, offset by increased new store activity and soft retail sales growth.

Provision for Store Closures and Asset Impairments

The provision for store closures and asset impairments of $0.6 million in the second quarter and $0.8 million in the first half of fiscal 2009, and $0.4 million and $9.6 million in the comparable periods of fiscal 2008, primarily includes lease-related costs, net of estimated sublease income, related to the disposition of seven stores in California initiated in fiscal 2008. Five of the store locations have been sold or sub-leased and the remaining two are being actively marketed. Additional charges or gains related to this disposition of stores may be incurred as a result of changes to management’s current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future charges and gains related to this disposition are subject to significant uncertainty including the variability in future vacancy periods and sublease income. Costs related to the disposition of 23 stores in Washington, Oregon and Colorado are included in discontinued operations. See “Discontinued Operations” below for further information.

Net Interest Expense

Net interest expense was $2.6 million and $5.1 million in the second quarter and first half of fiscal 2009, respectively, compared with $1.5 million and $3.0 million in the second quarter and first half of fiscal 2008, respectively. The increase was a result of higher average borrowings.

Income Taxes

Our effective income tax rate was 37.3% and 37.5% in the second quarter and first half of fiscal 2009, respectively, compared with 39.9% and 39.7% in the second quarter and first half of 2008, respectively. We expect that our effective income tax rate for the full 2009 fiscal year will be approximately 38%.

Discontinued Operations

In fiscal 2008, we closed all of the 23 stores located in Washington, Oregon and Colorado pursuant to a plan approved by our board of directors. These stores are reported in discontinued operations in our statements of consolidated income in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

During the first half of fiscal 2009, we recorded after-tax income from discontinued operations of $0.5 million, compared with an after-tax loss from discontinued operations of $2.1 million for the first half of last year. Results from discontinued operations for the first half of fiscal 2009 primarily included adjustments to our reserve for closed stores as a result of changes to our estimates and assumptions regarding the disposition of closed store locations. During the first half of fiscal 2008, we incurred pre-tax costs of $10.7 million for lease-related costs net of estimated sublease rental income and $3.3 million for employee severance, offset by pre-tax gains of $17.8 million on the sale of store properties and related assets, related to the 23 stores located in Washington, Oregon and Colorado. Net operating losses related to these stores for the 26 weeks ended July 26, 2007, were $7.3 million pre-tax, for a total net loss from discontinued operations of $3.5 million pre-tax ($2.1 million after tax).

Twenty of the store locations reported in discontinued operations have been sold or sub-leased and the remaining three locations are being actively marketed. Additional charges or gains related to this disposition of stores may be incurred as a result of sales of property or changes to management’s current estimates and assumptions regarding the disposition of the remaining store locations. The timing of future transactions and charges related to this disposition are subject to significant uncertainty including the variability in future vacancy periods, sublease income and the timing of property sales.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are operating cash flows and availability on our line of credit. We use cash to provide working capital for our operations, finance capital expenditures and acquisitions, repay debt, repurchase shares of our common stock and pay dividends.

We have a secured $400 million revolving line of credit with a syndication of banks, which expires in January 2012 and accrues interest at LIBOR-based rates. Borrowings on this line of credit are secured by inventory, accounts receivable and certain intangible assets. As of July 31, 2008, borrowings of $192.0 million with a weighted average interest rate of 3.95% were outstanding on the secured line of credit. The secured revolving line of credit agreement contains customary restrictions but no financial covenants and no limitations on capital expenditures or share repurchases if availability of credit remains above a minimum level. Borrowings on the line of credit do not require repayment until the expiration date but may be prepaid without penalty. We pay a commitment fee of 0.25% per annum on the unused portion of the line of credit.

Additionally, as of July 31, 2008, we had $50.4 million in outstanding privately placed promissory notes. These notes, which mature at various dates through 2014, bear interest at fixed rates ranging from 6.19% to 6.71%, and are secured on the same basis as the secured revolving line of credit. The notes include penalties for repayment prior to their scheduled maturities. Current maturities of $36.7 million as of July 31, 2008 constitute regularly scheduled principal payments due in the next twelve months, the majority of which will be paid in the third quarter of fiscal 2009.

The privately placed promissory notes contain various customary financial covenants and restrictions. Failure to comply with these covenants and restrictions, or with the restrictions included in our secured revolving line of credit, could result in higher interest costs and potentially accelerated repayment requirements, and could affect our liquidity. As of July 31, 2008, we were in compliance with the restrictions and limitations included in these provisions.

We believe that cash on hand, together with cash provided by operating activities and financing capacity, will be sufficient to meet our working capital, capital expenditure and debt service requirements beyond the next 12 months.

Operating Cash Flows

Net cash provided by operating activities was $120.4 million in the first half of fiscal 2009, compared with $77.8 million in the first half of fiscal 2008. The increase in our net operating cash flows in fiscal 2009 from fiscal 2008 was primarily due to improved net income, lower merchandise inventories and higher cash flows in our pharmacy benefit services segment resulting from a calendar change in the timing of benefit payments to our pharmacies relative to our fiscal calendar. These increases were partially offset by receivable growth, primarily in our pharmacy benefit services segment, and a change in the timing of income tax payments as a result of new federal regulations.

Investing Cash Flows

Net cash used in investing activities was $65.3 million in the first half of fiscal 2009, compared with $59.2 million in the same period last year. During the first half of fiscal 2009 we opened or acquired thirteen new stores, including nine small pharmacies and four full-service retail drug stores, and closed two stores. Fiscal 2008 cash flows include $19.8 million of proceeds from the sale of property, primarily related to the disposition of 30 stores.

Financing Cash Flows

Net cash used in financing activities was $55.2 million in the first half of fiscal 2009, compared with $21.7 million in the first half of fiscal 2008. Our financing activities primarily consist of long-term borrowings and repayments, repurchases of common stock, dividend payments, proceeds from the exercise of stock options, and Medicare Part D subsidy receipts and disbursements.

Financing cash flows include prescription drug plan disbursements covered by CMS, including reinsurance payments and low-income cost subsidies, net of amounts received from CMS for these payments. Differences between receipts and payments for these amounts depend on the timing and extent of the related claims from beneficiaries. In the first half of fiscal 2009, our payments for these claims exceeded reimbursements from CMS by $30.4 million, compared with $5.9 million in the first half of fiscal 2008. Final settlement of the outstanding balance with CMS is made subsequent to the end of the plan year.

Our borrowing levels on our revolving line of credit fluctuate based largely on the levels of our cash flows from operations, capital expenditures, Medicare Part D subsidy receipts and disbursements, and stock repurchases. There were net borrowings of $25.0 million on our revolving line of credit during the first half of fiscal 2009, compared with net borrowings of $8.0 million in the same period last year. We also made regularly scheduled principal payments of $2.7 million on our private placement notes in the first half of both fiscal 2009 and 2008. We are scheduled to make additional principal payments of $36.7 million on our private placement notes in the next 12 months, the majority of which will be paid in the third quarter of fiscal 2009.

We repurchased 1,000,000 shares of our outstanding common stock in the first half of fiscal 2009 at a total cost of $39.3 million. In the first half of fiscal 2008, we repurchased 555,000 shares at a total cost of $30.0 million. We repurchased these shares under various programs authorized by our board of directors, the most recent of which was authorized in November 2007. Under this program, we are authorized to repurchase additional shares of our outstanding common stock for a maximum additional expenditure of approximately $117.1 million through February 2011. Any future repurchase of our common stock will be made in open market transactions from time-to-time depending on market conditions and the availability of funds.

Our board of directors makes decisions about the declaration of quarterly dividends based on, among other things, our results of operations and financial position. We paid regular quarterly dividends totaling $10.1 million and $10.6 million in the first half of fiscal 2009 and 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our major market risk exposure is changing interest rates. We use debt financing in combination with operating cash flows to support capital expenditures, acquisitions, working capital needs, dividend payments, share repurchases and other general corporate purposes. Our revolving line of credit, on which $192.0 million in borrowings were outstanding as of July 31, 2008, bears interest at LIBOR-based rates, and therefore, an increase in interest rates could increase our interest expense. A 10% change in interest rates (40 basis points on our floating-rate debt as of July 31, 2008) would have an immaterial effect on our earnings and cash flows and on the fair value of our fixed rate debt. We do not currently undertake any specific actions to cover our exposure to interest rate risk, and we are not currently a party to any interest rate risk management transactions. We have not purchased and do not currently hold any derivative financial instruments. Depending on the interest rate environment and subject to approval by our board of directors, we may make use of derivative financial instruments or other interest rate management vehicles in the future.

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

As of July 31, 2008, the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and adequate to provide reasonable assurance that material information relating to the company would be made known to them on a timely basis.

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

On August 19, 2008, a putative class action titled Steamfitters Local 449 v. Longs Drug Stores Corporation, et al., was filed in the Superior Court of the State of California for the County of Contra Costa. The complaint in the action names the Company and its directors, and CVS Caremark Corporation, as defendants, asserting that the directors breached their fiduciary duties by failing to take steps to achieve a higher price in the proposed transaction with CVS described in Note 2 and in Subsequent Events. The complaint also alleges that the directors suffer from certain conflicts of interest, and that the Company and CVS have aided and abetted in the directors’ alleged breach of duty. The complaint seeks injunctive relief, including an order prohibiting the Company from proceeding with the CVS transaction until it adopts and implements procedures to obtain the highest possible price. The Company believes the action is without merit and plans to defend the case vigorously. There can be no assurance that the Company will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

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

If our planned acquisition by CVS is not consummated, our business, results of operations and the market price of our common stock could be adversely affected.

On August 12, 2008, we announced that we had entered into a Merger Agreement with CVS pursuant to which CVS and Blue MergerSub Corp., a subsidiary of CVS, have commenced a tender offer at an offer price of $71.50 per share to acquire all of the outstanding shares of our common stock. Under the terms of the Merger Agreement, if at least 66 2/3rds percent of our shares are tendered and the other conditions to the Offer are satisfied, Blue MergerSub Corp. must promptly purchase all of the tendered shares. Following completion of the tender offer, Blue MergerSub Corp. will merge with and into the Company and we will become a wholly-owned subsidiary of CVS, thus ending our existence as a standalone publicly-traded company. The announcement and pending completion of the terms of the Merger Agreement, the tender offer and the merger could have an adverse effect on the our business generally, our customer relationships and operating results, and our ability to retain employees, including key employees.

In addition, in the event that the conditions to the completion of the tender offer and the merger are not satisfied, including the receipt of regulatory approvals, or an event, change, or other circumstance occurs that could give rise to the termination of the Merger Agreement, the tender offer and the merger may not be completed.

We expect to incur substantial costs in connection with the tender offer and the proposed merger, including legal fees, financial advisory fees and other related costs. If the tender offer and the merger are not completed due to certain circumstances specified in the Merger Agreement, we also may be required to pay CVS a termination fee of $115.0 million, plus expenses, up to a maximum of $10.0 million. Further, if the tender offer or the merger is not completed, we may experience negative reactions from the financial markets and our customers, suppliers and employees. For example, during the pendency of the transaction we will incur substantial integration costs, our employees and management will likely be distracted, it may be difficult for us to attract new retail and PBM customers and we may not be able to successfully enter into new leases or modify or extend our existing leases. As a result, if the tender offer and the merger are not completed, for the foregoing and other reasons, it may be difficult to pursue and obtain our previously announced strategic initiatives and goals.

Each of the factors described above could materially and adversely affect our business, results of operations and the market price and trading volume of our common stock. In particular, if the tender offer and the merger are not completed for any reason, the market price of our common stock will likely decline, to the extent that the current market price reflects the market assumption that the tender offer and the merger will be completed or the market’s perceptions as to the reasons why the tender offer and the merger were not completed.

Restrictions on the conduct of our business prior to the completion of the tender offer and the merger may negatively impact our results of operations and our competitive position.

We are subject to certain restrictions under the Merger Agreement on the conduct of our business prior to the completion of the merger, including, among others, not exceeding a certain amount in capital expenditures, not making acquisitions other than those contemplated by the Merger Agreement, not entering into contracts exceeding a certain amount and other matters. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger that could be favorable to our operations and our shareholders. As a result, if the tender offer and the proposed merger are not completed, our results of operations and competitive position may be adversely affected.

Other than the risk factors set forth above, there have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 28, 2008. At the meeting, stockholders voted upon the following actions:

1.	Election of Directors

	For	Withheld
Leroy T. Barnes, Jr.	32,954,123	1,153,936
Murray H. Dashe	32,976,955	1,131,104
Evelyn S. Dilsaver	33,125,231	982,827
Donna A. Tanoue	33,118,782	989,276

The four nominees who received the greatest number of votes (all of the above individuals) were elected to our board of directors, and will serve as directors until our 2009 Annual Meeting of Stockholders and until his or her successor is elected and qualified.

The other directors whose terms of office continued following the Annual Meeting of Stockholders are:

Warren F. Bryant
Mary. S. Metz
Anthony G. Wagner

		For	Withheld	Abstained	Broker Non-Votes
2.	Proposal to ratify the retention of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending January 29, 2009.	33,546,060	356,609	295,389	—

	The retention was ratified.

Item 6.	Exhibits

(a)	EXHIBITS

Exhibit No.	Exhibit Name
2.1	Agreement and Plan of Merger, dated as of August 12, 2008, among CVS Caremark Corporation, Longs Drug Stores Corporation and Blue MergerSub Corp., is incorporated herein by reference, as previously filed with the Commission on August 18, 2008, as Exhibit 2.1 to Form 8-K.

3.1	Amended Bylaws of Longs Drug Stores Corporation, dated August 11, 2008, is incorporated herein by reference, as previously filed with the Commission on August 18, 2008, as Exhibit 3.1 to Form 8-K.

10.1	Form of Personal Identity Theft Protection Reimbursement Agreement between the Company and directors and certain employees *

10.2	Amended and Restated Employment Agreement, effective as of August 12, 2008 by and between Longs Drug Stores California, Inc. and Warren F. Bryant, as previously filed with the Commission on August 18, 2008, as Exhibit 10.1 to Form 8-K.*

10.3	Amended and Restated Form of Agreement for Termination Benefits in the Event of a Change in Corporate Control, effective as of August 12, 2008 by and between Longs Drug Stores California, Inc. and Executive Officers, as previously filed with the Commission on August 18, 2008, as Exhibit 10.2 to Form 8-K.*

31.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.	Certification of the Chief Executive Officer and the Chief Financial Officer of Longs Drug Stores Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Indicates a management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference in any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGS DRUG STORES CORPORATION (Registrant)

Date: August 26, 2008	/s/ S. F. MCCANN
(S. F. McCann)
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 26, 2008	/s/ R. L. CHELEMEDOS
(R. L. Chelemedos)
Senior Vice President—Finance, Controller and Treasurer
(Principal Accounting Officer)